Form 10-Q
period 2020-09-30
HighPeak Energy, Inc.
filed 2020-11-12
CIK 1792849

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

______________________________

FORM 10-Q

______________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission File Number: 333-248898

______________________________

HighPeak Energy, Inc.
(Exact name of Registrant as specified in its charter)
______________________________

Delaware	84-3533602
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

421 W. 3rd St., Suite 1000

Fort Worth, Texas 76102

(Address of principal executive offices and zip code)

(817) 850-9200

(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered

Common Stock, par value $0.0001 per share	HPK	The Nasdaq Stock Market LLC
Warrants to purchase Commons Stock	HPKEW	The Nasdaq Stock Market LLC

Not applicable

(Former name, former address and former fiscal year, if changed since last report)

______________________________

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☐     No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

Yes ☒     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐     No ☒

As of November 11, 2020, there were 91,654,854 shares of common stock, par value $0.0001 per share, issued and outstanding.

HIGHPEAK ENERGY, INC.

HIGHPEAK ENERGY, INC.

Cautionary Statement Concerning Forward-Looking Statements

The information in this Quarterly Report on Form 10-Q (this "Report") contains forward-looking statements that involve risks and uncertainties. When used in this document, the words "believes," "plans," "expects," "anticipates," "forecasts," "intends," "continue," "may," "will," "could," "should," "future," "potential," "estimate" or the negative of such terms and similar expressions as they relate to HighPeak Energy, Inc. ("HighPeak Energy," the "Company" or the “Successor”) are intended to identify forward-looking statements, which are generally not historical in nature. The forward-looking statements are based on the Company's current expectations, assumptions, estimates and projections about the Company and the industry in which the Company operates. Although the Company believes that the expectations and assumptions reflected in the forward-looking statements are reasonable as and when made, they involve risks and uncertainties that are difficult to predict and, in many cases, beyond the Company's control.

These risks and uncertainties include, among other things, volatility of commodity prices, product supply and demand, the impact of a widespread outbreak of an illness, such as the coronavirus disease 2019 (“COVID-19”) pandemic, on global and U.S. economic activity, competition, the ability to obtain environmental and other permits and the timing thereof, other government regulation or action, the ability to obtain approvals from third parties and negotiate agreements with third parties on mutually acceptable terms, litigation, the costs and results of drilling and operations, availability of equipment, services, resources and personnel required to perform the Company's drilling and operating activities, access to and availability of transportation, processing, fractionation, refining and storage facilities, HighPeak Energy's ability to replace reserves, implement its business plans or complete its development activities as scheduled, access to and cost of capital, the financial strength of counterparties to any credit facility and derivative contracts entered into by HighPeak Energy, if any, and purchasers of HighPeak Energy's oil, NGL and gas production, uncertainties about estimates of reserves, identification of drilling locations and the ability to add proved reserves in the future, the assumptions underlying forecasts, including forecasts of production, expenses, cash flow from sales of oil and gas and tax rates, quality of technical data, environmental and weather risks, including the possible impacts of climate change, cybersecurity risks and acts of war or terrorism. These and other risks are described in the Company's combined Registration Statement on Form S-4 and Form S-1, declared effective by the Securities and Exchange Commission (the “SEC”) on August 7, 2020 and initially filed with the SEC on December 2, 2019 (File No. 333-235313) (the “Registration Statement”), this and other filings with the SEC. In addition, the Company may be subject to currently unforeseen risks that may have a materially adverse effect on it. Accordingly, no assurances can be given that the actual events and results will not be materially different than the anticipated results described in the forward-looking statements. See "Part I, Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations," "Part I, Item 3. Quantitative and Qualitative Disclosures About Market Risk" and "Part II, Item 1A. Risk Factors" in this Report and "Risk Factors,” “Business,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Quantitative and Qualitative Disclosures About Market Risk” in the Registration Statement for a description of various factors that could materially affect the ability of HighPeak Energy to achieve the anticipated results described in the forward-looking statements. Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date hereof. The Company undertakes no duty to publicly update these statements except as required by law.

HIGHPEAK ENERGY, INC.

Definitions of Certain Terms and Conventions Used Herein

Within this Report, the following terms and conventions have specific meanings:

•

"3-D seismic" means three-dimensional seismic data which is geophysical data that depicts the subsurface strata in three dimensions. 3-D seismic data typically provides a more detailed and accurate interpretation of the subsurface strata than two-dimensional data.

•	"Basin" means a large natural depression on the earth’s surface in which sediments generally brought by water accumulate.
•	"Bbl" means a standard barrel containing 42 United States gallons.
•

"Boe" means a barrel of oil equivalent and is a standard convention used to express oil and gas volumes on a comparable oil equivalent basis. Gas equivalents are determined under the relative energy content method by using the ratio of six thousand cubic feet of gas to one Bbl of oil or natural gas liquid.

•	"Boe/d" means Boe per day.
•	"Bopd" means one barrel of oil per day.
•	"Btu" means British thermal unit, which is a measure of the amount of energy required to raise the temperature of one pound of water one degree Fahrenheit.
•

“Business Combination Agreement” are to the Business Combination Agreement, dated May 4, 2020, as amended, by and among the Company, Pure, MergerSub, HighPeak I, HighPeak II, HighPeak III, HPK GP, and solely for the limited purposes specified therein, the HPK Energy Management, LLC, pursuant to which, among other things and subject to the terms and conditions contained therein, (i) MergerSub merged with and into Pure, with Pure surviving as a wholly owned subsidiary of HighPeak Energy, (ii) each outstanding share of Pure’s Class A Common Stock and Pure’s Class B Common Stock (other than certain shares of Class B Common Stock that were surrendered for cancellation by Pure’s Sponsor) were converted into the right to receive (A) one share of HighPeak Energy’s common stock (and cash in lieu of fractional shares, if any), and (B) solely with respect to each outstanding share of Class A Common Stock, (I) a cash amount, without interest, equal to $0.62, which represented the amount by which the per-share redemption value of Class A Common Stock at the closing exceeded $10.00 per share, without interest, in each case, totaling approximately $767,902, (II) one (1) Contingent Value Right, for each one whole share of HighPeak Energy’s common stock (excluding fractional shares) issued to holders of Class A Common Stock pursuant to clause (A), representing the right to receive additional shares of HighPeak Energy’s common stock (or such other specified consideration as is specified with respect to certain events) under certain circumstances if necessary to satisfy a 10% preferred simple annual return, subject to a floor downside per-share price of $4.00, as measured at the applicable maturity, which will occur on a date to be specified and which may be any date occurring during the period beginning on (and including) August 21, 2022 and ending on (and including) February 21, 2023, or in certain circumstances after the occurrence of certain change of control events with respect to the Company’s business, including certain mergers, consolidations and asset sales (with an equivalent number of shares of HighPeak Energy’s common stock held by the HPK Contributors being collectively forfeited) and (III) one warrant to purchase one share of HighPeak Energy’s common stock for each one whole share of HighPeak Energy’s common stock (excluding fractional shares) issued to holders of Class A Common Stock pursuant to clause (A), (iii) the HPK Contributors contributed their limited partner interests in HPK LP to HighPeak Energy in exchange for HighPeak Energy common stock and the general partner interests in HPK LP to a wholly owned subsidiary of HighPeak Energy in exchange for no consideration, and (b) contributed the outstanding Sponsor Loans (as defined in the Business Combination Agreement) in exchange for HighPeak Energy common stock and such Sponsor Loans (as defined in the Business Combination Agreement) were cancelled in connection with the closing, and (iv) following the consummation of the foregoing transactions, HighPeak Energy caused HPK LP to merge with and into the Surviving Corporation (as successor to Pure) and all interests in HPK LP were cancelled in exchange for no consideration.

•	“closing” means the closing of the HighPeak business combination between the Company, Pure, HPK LP, HighPeak I and HighPeak II on August 21, 2020.
•

“Completion” The process of treating a drilled well followed by the installation of permanent equipment for the production of natural gas or oil, or in the case of a dry hole, the reporting of abandonment to the appropriate agency.

•	“common stock” or “HighPeak Energy common stock” means the Company’s voting stock, par value $0.0001 per share.
•

“Condensate” A mixture of hydrocarbons that exists in the gaseous phase at original reservoir temperature and pressure, but that, when produced, is in the liquid phase at surface pressure and temperature.

•

“Contingent Value Right” or “CVR” refers to contractual contingent value rights, representing the right, under certain circumstances, to receive additional shares of HighPeak Energy common stock, if necessary, to satisfy a 10% preferred simple annual return, subject to a floor downside per-share price of $4.00, as measured on August 21, 2022 or February 21, 2023 (with an equivalent number of shares of HighPeak Energy common stock held by HighPeak I and HighPeak II being collectively forfeited).

•

“Development costs” Costs incurred to obtain access to proved reserves and to provide facilities for extracting, treating, gathering and storing the oil and natural gas. For a complete definition of development costs, refer to the SEC’s Regulation S-X, Rule 4-10(a)(7).

•

“Development project” A development project is the means by which petroleum resources are brought to the status of economically producible. As examples, the development of a single reservoir or field, an incremental development in a producing field or the integrated development of a group of several fields and associated facilities with a common ownership may constitute a development project.

•	“Development well” A well drilled within the proved area of an oil or natural gas reservoir to the depth of a stratigraphic horizon known to be productive.
•	"DD&A" means depletion, depreciation and amortization expense.

•	“Differential” An adjustment to the price of oil, natural gas or natural gas liquids from an established spot market price to reflect differences in the quality and/or location of oil or natural gas.
•	“Dry hole” A well found to be incapable of producing hydrocarbons in sufficient quantities such that proceeds from the sale of such production exceed production expenses and taxes.
•

“Economically producible” The term economically producible, as it relates to a resource, means a resource which generates revenue that exceeds, or is reasonably expected to exceed, the costs of the operation.

•	“EUR” or “Estimated ultimate recovery” The sum of reserves remaining as of a given date and cumulative production as of that date.
•

“Exploratory well” An exploratory well is a well drilled to find a new field or to find a new reservoir in a field previously found to be productive of oil or gas in another reservoir. Generally, an exploratory well is any well that is not a development well, an extension well, a service well or a stratigraphic test well as those items are defined by the SEC.

•

“Field” An area consisting of a single reservoir or multiple reservoirs all grouped on, or related to, the same individual geological structural feature or stratigraphic condition. The field name refers to the surface area, although it may refer to both the surface and the underground productive formations.

•	“Formation” A layer of rock which has distinct characteristics that differs from nearby rocks.
•	"GAAP" means accounting principles generally accepted in the United States of America.
•	“Gross wells” The total wells in which a working interest is owned.
•	“Held by production” Acreage covered by a mineral lease that perpetuates a company’s right to operate a property as long as the property produces a minimum paying quantity of oil or natural gas.
•	“HighPeak business combination” means the transactions contemplated by the Business Combination Agreement, which closed on August 21, 2020.
•

"HighPeak Energy" or the "Company" means, at the time of and after the HighPeak business combination, HighPeak Energy, Inc. and its subsidiaries and, prior to the HighPeak business combination, the Predecessors.

•	“HighPeak I” means HighPeak Energy, LP, a Delaware limited partnership.
•	“HighPeak II” means HighPeak Energy II, LP, a Delaware limited partnership.
•	“HighPeak III” means HighPeak Energy III, LP, a Delaware limited partnership.
•	"HH" means Henry Hub, a distribution hub in Louisiana that serves as the delivery location for gas futures contracts on the NYMEX.
•	“Horizontal drilling” A drilling technique used in certain formations where a well is drilled vertically to a certain depth and then drilled at a right angle within a specified interval.
•	“HPK Contributors” means HighPeak I, HighPeak II, HighPeak III and HPK GP.
•	“HPK GP” means HPK Energy, LLC, a Delaware limited liability company.
•	“HPK LP” means HPK Energy, LP, a Delaware limited partnership.
•

“Hydraulic fracturing” The technique of improving a well’s production or injection rates by pumping a mixture of fluids into the formation and rupturing the rock, creating an artificial channel. As part of this technique, sand or other material may also be injected into the formation to keep the channel open, so that fluids or natural gases may more easily flow through the formation.

•

“Lease operating expenses” The expenses of lifting oil or natural gas from a producing formation to the surface, constituting part of the current operating expenses of a working interest, and also including labor, superintendence, supplies, repairs, short-lived assets, maintenance, allocated overhead costs, workover, marketing and transportation costs, ad valorem taxes, insurance and other expenses incidental to production, but excluding lease acquisition or drilling or completion expenses.

•	"MBbl" means one thousand Bbls.
•	"MBoe" means one thousand Boes.
•	"Mcf" means one thousand cubic feet and is a measure of gas volume.
•	“MergerSub” means Pure Acquisition Merger Sub, Inc., a Delaware corporation.
•	"MMBtu" means one million Btus.
•	“Net acres” The percentage of total acres an owner has out of a particular number of acres or a specified tract. An owner who has 50% interest in 100 acres owns 50 net acres.
•	“Net production” Production that is owned by us, less royalties and production due others.
•

"NGLs" or “natural gas liquids” means natural gas liquids, which are the heavier hydrocarbon liquids that are separated from the gas stream; such liquids include ethane, propane, isobutane, normal butane and natural gasoline.

•	"NYMEX" means the New York Mercantile Exchange.
•	"OPEC" means the Organization of Petroleum Exporting Countries.
•	“Operator” The individual or company responsible for the exploration and/or production of an oil or natural gas well or lease.
•

“Pay” A reservoir or portion of a reservoir that contains economically producible hydrocarbons. The overall interval in which pay sections occur is the gross pay; the smaller portions of the gross pay that meet local criteria for pay (such as a minimum porosity, permeability and hydrocarbon saturation) are net pay.

•	“PDP” Proved developing producing reserves.
•	“Play” A geographic area with hydrocarbon potential.
•	“Plug” A downhole tool that is set inside the casing to isolate the lower part of the wellbore.
•	“Pooling” The bringing together of small tracts or fractional mineral interests in one or more tracts to form a drilling and production unit for a well under applicable spacing rules.
•	“Predecessors” refers to, collectively, HPK LP and HighPeak I.
•

“Production costs” Costs incurred to operate and maintain wells and related equipment and facilities, including depreciation and applicable operating costs of support equipment and facilities and other costs of operating and maintaining those wells and related equipment and facilities. For a complete definition of production costs, refer to the SEC’s Regulation S-X, Rule 4-10(a)(20).

•	“Productive well” A well that is found to be capable of producing hydrocarbons in sufficient quantities such that proceeds from the sale of the production exceed production expenses and taxes.
•	“Proration unit” A unit that can be effectively and efficiently drained by one well, as allocated by a governmental agency having regulatory jurisdiction.
•

“Prospect” A specific geographic area which, based on supporting geological, geophysical or other data and also preliminary economic analysis using reasonably anticipated prices and costs, is deemed to have potential for the discovery of commercial hydrocarbons.

•

“Proved developed reserves” Reserves that can be expected to be recovered through existing wells with existing equipment and operating methods and can be expected to be recovered through extraction technology installed and operational at the time of the reserve estimate.

•

“Proved reserves” Those quantities of oil and gas, which, by analysis of geosciences and engineering data, can be estimated with reasonable certainty to be economically producible – from a given date forward, from known reservoirs, and under existing economic conditions, operating methods, and government regulations – prior to the time at which contracts providing the right to operate expire, unless evidence indicates that renewal is reasonably certain, regardless of whether deterministic or probabilistic methods are used for the estimation. The project to extract the hydrocarbons must have commenced or the operator must be reasonably certain that it will commence the project within a reasonable time.

(i)  The area of the reservoir considered as proved includes: (A) The area identified by drilling and limited by fluid contacts, if any, and (B) Adjacent undrilled portions of the reservoir that can, with reasonable certainty, be judged to be continuous with it and to contain economically producible oil or gas on the basis of available geoscience and engineering data.

(ii)  In the absence of data on fluid contacts, proved quantities in a reservoir are limited by the lowest known hydrocarbons as seen in a well penetration unless geoscience, engineering or performance data and reliable technology establishes a lower contact with reasonable certainty.

(iii)  Where direct observation from well penetrations has defined a highest known oil elevation and the potential exists for an associated gas cap, proved oil reserves may be assigned in the structurally higher portions of the reservoir only if geoscience, engineering or performance data and reliable technology establish the higher contact with reasonable certainty.

(iv)  Reserves which can be produced economically through application of improved recovery techniques (including, but not limited to, fluid injection) are included in the proved classification when: (A) Successful testing by a pilot project in an area of the reservoir with properties no more favorable than in the reservoir as a whole, the operation of an installed program in the reservoir or an analogous reservoir, or other evidence using reliable technology establishes the reasonable certainty of the engineering analysis on which the project or program was based; and (B) The project has been approved for development by all necessary parties and entities, including governmental entities.

(v)  Existing economic conditions include prices and costs at which economic producibility from a reservoir is to be determined. The price shall be the average during the 12-month period prior to the ending date of the period covered by the report, determined as an unweighted arithmetic average of the first-day-of-the-month price for each month within such period, unless prices are defined by contractual arrangements, excluding escalations based upon future conditions.

•

“PUD” or “Proved undeveloped reserves” Proved reserves that are expected to be recovered from new wells on undrilled acreage or from existing wells where a relatively major expenditure is required for recompletion. Undrilled locations can be classified as having PUDs only if a development plan has been adopted indicating that such locations are scheduled to be drilled within five (5) years, unless specific circumstances justify a longer time.

•	“Pure” means Pure Acquisition Corp., a Delaware corporation and wholly owned subsidiary of the Company.
•	“Pure’s Class A Common Stock” means Pure’s Class A common stock, par value $0.0001 per share.
•	“Pure’s Class B Common Stock” means Pure’s Class B common stock, par value $0.0001 per share.
•	“Pure Common Stock” means Pure’s collective voting stock consisting of Class A Common Stock and Class B Common Stock.
•	“Pure’s Sponsor” means HighPeak Pure Acquisition, LLC, a Delaware limited liability company.
•	“Realized price” The cash market price less all expected quality, transportation and demand adjustments.
•	“Recompletion” The process of re-entering an existing wellbore that is either producing or not producing and completing new reservoirs in an attempt to establish or increase existing production.
•

“Registration Statement” means the Company's combined Registration Statement on Form S-4 and Form S-1, declared effective by the SEC on August 7, 2020 and initially filed with the SEC on December 2, 2019 (File No. 333-235313).

•

“Reserves” Reserves are estimated remaining quantities of oil and gas and related substances anticipated to be economically producible, as of a given date, by application of development projects to known accumulations. In addition, there must exist, or there must be a reasonable expectation that there will exist, the legal right to produce or a revenue interest in the production, installed means of delivering oil and gas or related substances to market, and all permits and financing required to implement the project.

•

“Reservoir” A porous and permeable underground formation containing a natural accumulation of producible oil and/or natural gas that is confined by impermeable rock or water barriers and is separate from other reservoirs.

•

“Resources” Quantities of oil and natural gas estimated to exist in naturally occurring accumulations. A portion of the resources may be estimated to be recoverable and another portion may be considered unrecoverable. Resources include both discovered and undiscovered accumulations.

•

“Royalty” An interest in an oil and natural gas lease that gives the owner the right to receive a portion of the production from the leased acreage (or of the proceeds from the sale thereof) but does not require the owner to pay any portion of the production or development costs on the leased acreage. Royalties may be either landowner’s royalties, which are reserved by the owner of the leased acreage at the time the lease is granted, or overriding royalties, which are usually reserved by an owner of the leasehold in connection with a transfer to a subsequent owner.

•

“PV-10” When used with respect to oil and natural gas reserves, PV-10 means the estimated future gross revenue to be generated from the production of proved reserves, net of estimated production and future development and abandonment costs, using prices and costs in effect at the determination date, before income taxes, and without giving effect to non-property related expenses, discounted to a present value using an annual discount rate of 10%. PV-10 is not a financial measure calculated in accordance with GAAP and generally differs from standardized measure, the most directly comparable GAAP financial measure, because it does not include the effects of income taxes on future net revenues. Neither PV-10 nor standardized measure represents an estimate of the fair market value of our oil and natural gas properties. We and others in the industry use PV-10 as a measure to compare the relative size and value of proved reserves held by companies without regard to the specific tax characteristics of such entities.

•	"SEC" means the United States Securities and Exchange Commission.
•

“Service well” A well drilled or completed for the purpose of supporting production in an existing field. Specific purposes of service wells include gas injection, water injection, steam injection, air injection, salt-water disposal, water supply for injection, observation, or injection for in-situ combustion.

•	“Spacing” The distance between wells producing from the same reservoir. Spacing is often expressed in terms of acres, e.g., 40-acre spacing, and is often established by regulatory agencies.
•	“Spot market price” The cash market price without reduction for expected quality, transportation and demand adjustments.
•

“Standardized measure” Discounted future net cash flows estimated by applying year-end prices to the estimated future production of year-end proved reserves. Future cash inflows are reduced by estimated future production and development costs based on period-end costs to determine pre-tax cash inflows. Future income taxes, if applicable, are computed by applying the statutory tax rate to the excess of pre-tax cash inflows over our tax basis in the oil and natural gas properties. Future net cash inflows after income taxes are discounted using a 10% annual discount rate.

•

“Stratigraphic test well” A drilling effort, geologically directed, to obtain information pertaining to a specific geologic condition. Such wells customarily are drilled without the intent of being completed for hydrocarbon production. The classification also includes tests identified as core tests and all types of expendable holes related to hydrocarbon exploration. Stratigraphic tests are classified as “exploratory type” if not drilled in a known area or “development type” if drilled in a known area.

•	“Surviving Corporation” means HighPeak Energy Acquisition Corp., a Delaware corporation and successor to Pure.
•

“Undeveloped acreage” Lease acreage on which wells have not been drilled or completed to a point that would permit the production of commercial quantities of oil and natural gas regardless of whether such acreage contains proved reserves.

•

“Unit” The joining of all or substantially all interests in a reservoir or field, rather than a single tract, to provide for development and operation without regard to separate property interests. Also, the area covered by a unitization agreement.

•	"U.S." means the United States.
•	“warrants” means warrants to purchase one share of HighPeak Energy common stock at a price of $11.50 per share.
•	“Wellbore” The hole drilled by the bit that is equipped for natural gas production on a completed well. Also called well or borehole.
•

“Working interest” The right granted to the lessee of a property to explore for and to produce and own natural gas or other minerals. The working interest owners bear the exploration, development and operating costs on either a cash, penalty or carried basis.

•	“Workover” Operations on a producing well to restore or increase production.
•	"WTI" means West Texas Intermediate, a light sweet blend of oil produced from fields in western Texas and is a grade of oil used as a benchmark in oil pricing.
•

With respect to information on the working interest in wells, drilling locations and acreage, "net" wells, drilling locations and acres are determined by multiplying "gross" wells, drilling locations and acres by the Company's working interest in such wells, drilling locations or acres. Unless otherwise specified, wells, drilling locations and acreage statistics quoted herein represent gross wells, drilling locations or acres.

•	All currency amounts are expressed in U.S. dollars.

The terms “condensate,” “development costs,” “development project,” “development well,” “economically producible,” “estimated ultimate recovery,” “exploratory well,” “production costs,” “reserves,” “reservoir,” “resources,” “service wells” and “stratigraphic test well” are defined by the SEC. Except as noted, the terms defined in this section are not the same as SEC definitions.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

HighPeak Energy, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

	Successor	Predecessors
(in thousands, except share and per share amounts)	September 30, 2020	December 31, 2019
ASSETS
Current Assets:
Cash and cash equivalents	$54,874	$22,711
Accounts receivable	5,949	3,363
Prepaid expenses	2,801	25
Right-of-use assets	541	-
Inventory	405	184
Deposits	50	61,550
Notes receivable	-	4,193
Total current assets	64,620	92,026
Oil and natural gas properties, using the successful efforts method of accounting:
Proved properties	272,167	178,835
Unproved properties	204,335	228,105
Accumulated depletion, depreciation and amortization	(10,135)	(1,566)
Total oil and natural gas properties, net	466,367	405,374
Other property and equipment, net	415	508
Right-of-use assets	100	-
Total assets	$531,502	$497,908
LIABILITIES AND STOCKHOLDERS' EQUITY / PARTNERS' CAPITAL
Current liabilities:
Accounts payable - trade	$8,971	$11,118
Accrued liabilities	5,214	19,678
Operating leases	538	-
Revenues payable	329	184
Total current liabilities	15,052	30,980
Noncurrent liabilities:
Deferred income taxes	40,496	-
Asset retirement obligations	2,399	2,212
Operating leases	103	-
Commitments and contingencies
Stockholders' equity / partners' capital:
Partners' capital	-	464,716
Preferred stock, $0.0001 par value, 10,000,000 shares authorized, none issued and outstanding at September 30, 2020	-	-
Common stock, $0.0001 par value, 600,000,000 shares authorized, 91,592,354 shares issued and outstanding at September 30, 2020	9	-
Additional paid-in capital	575,739	-
Accumulated deficit	(102,296)	-
Total stockholders' equity / partners' capital	473,452	464,716
Total liabilities and stockholders' equity / partners' capital	$531,502	$497,908

The accompanying notes are an integral part of these condensed consolidated and combined financial statements.

HighPeak Energy, Inc.
Condensed Consolidated and Combined Statements of Operations
(Unaudited)

	Three Months Ended September 30, 2020			Nine Months Ended September 30, 2020
	Successor	Predecessors		Successor	Predecessors
(in thousands, except per share amounts)	August 22, 2020 through September 30, 2020	July 1, 2020 through August 21, 2020	Three Months Ended September 30, 2019	August 22, 2020 through September 30, 2020	January 1, 2020 through August 21, 2020	Nine Months Ended September 30, 2019
Operating Revenues:
Crude oil sales	$4,787	$2,607	$1,419	$4,787	$8,069	$4,154
Natural gas and NGL sales	47	49	24	47	154	103
Total operating revenues	4,834	2,656	1,443	4,834	8,223	4,257
Operating Costs and Expenses:
Oil and natural gas production	671	667	536	671	4,870	1,794
Production and ad valorem taxes	257	164	80	257	566	261
Exploration and abandonments	66	-	159	66	4	2,817
Depletion, depreciation and amortization	2,327	1,294	822	2,327	6,385	2,657
Accretion of discount on asset retirement obligations	15	20	14	15	89	38
General and administrative	816	567	841	816	4,840	2,523
Stock-based compensation	14,508	-	-	14,508	-	-
Total operating costs and expenses	18,660	2,712	2,452	18,660	16,754	10,090
Loss from operations	(13,826)	(56)	(1,009)	(13,826)	(8,531)	(5,833)
Interest income	1	-	-	1	-	-
Other expense	-	-	-	-	(76,503)	-
Loss before income taxes	(13,825)	(56)	(1,009)	(13,825)	(85,034)	(5,833)
Income tax benefit	(2,309)	-	-	(2,309)	-	-
Net loss	$(11,516)	$(56)	$(1,009)	$(11,516)	$(85,034)	$(5,833)
Earnings per share:
Basic net loss	$(0.13)			$(0.13)
Diluted net loss	$(0.13)			$(0.13)

Weighted average shares outstanding:
Basic	91,592			91,592
Diluted	91,592			91,592

The accompanying notes are an integral part of these condensed consolidated and combined financial statements.

HighPeak Energy, Inc.
Condensed Consolidated and Combined Statement of Changes in Partners' Capital (Predecessors)
(in thousands)
(Unaudited)

From January 1, 2020 and July 1, 2020 through August 21, 2020
	General Partner Capital	Limited Partners' Capital	Total Partners' Capital
Balance, December 31, 2019	$-	$464,716	$464,716
Cash capital contributions	-	54,000	54,000
Net loss	-	(80,831)	(80,831)
Balance, March 31, 2020	-	437,885	437,885
Net loss	-	(4,147)	(4,147)
Balance, June 30, 2020	-	433,738	433,738
Distribution to partners	-	(2,780)	(2,780)
Net loss	-	(56)	(56)
Balance, August 21, 2020	$-	$430,902	$430,902

Three and Nine Months Ended September 30, 2019
	General Partner Capital	Limited Partners' Capital	Total Partners' Capital
Balance, December 31, 2018	$-	$84,057	$84,057
Cash capital contributions	-	6,997	6,997
Net loss	-	(3,413)	(3,413)
Balance, March 31, 2019	-	87,641	87,641
Net loss	-	(1,411)	(1,411)
Balance, June 30, 2019	-	86,230	86,230
Cash capital contributions	-	12,937	12,937
Net loss	-	(1,009)	(1,009)
Balance, September 30, 2019	$-	$98,158	$98,158

The accompanying notes are an integral part of these condensed consolidated and combined financial statements.

HighPeak Energy, Inc.
Condensed Consolidated Statement of Changes in Stockholders' Equity
(in thousands)
(Unaudited)

From August 22, 2020 through September 30, 2020
	Shares Outstanding	Common Stock	Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Total Stockholders' Equity
Balance, August 21, 2020	-	$-	$-	$-	$-
HighPeak business combination with HPK LP	81,383	8	521,674	(90,780)	430,902
Conversion of Pure Common Stock	1,232	-	12,324	-	12,324
Forward Purchases	8,977	1	89,768	-	89,769
Offering costs (including costs incurred at Pure prior to HighPeak business combination)	-	-	(22,035)	-	(22,035)
Deferred income tax liability at HighPeak business combination	-	-	(40,500)	-	(40,500)
Stock-based compensation costs:
Shares issued upon options being exercised	-	-	-	-	-
Compensation costs included in net loss	-	-	14,508	-	14,508
Net loss	-	-	-	(11,516)	(11,516)
Balance, September 30, 2020	91,592	$9	$575,739	$(102,296)	$473,452

The accompanying notes are an integral part of these condensed consolidated and combined financial statements.

HighPeak Energy, Inc.
Condensed Consolidated and Combined Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30, 2020
	Successor	Predecessors
(in thousands)	August 22, 2020 through September 30, 2020	January 1, 2020 through August 21, 2020	Nine Months Ended September 30, 2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(11,516)	$(85,034)	$(5,833)
Adjustments to reconcile net loss to net cash provided by (used in) operations:
Exploration and abandonment expense	14	4	2,817
Depletion, depreciation and amortization expense	2,327	6,385	2,657
Accretion expense	15	89	38
Stock-based compensation expense	14,508	-	-
Loss on terminated acquisition	-	76,500	-
Deferred income taxes	(3)	-	-
Changes in operating assets and liabilities:
Accounts receivable	(3,404)	844	1,425
Inventory and other current assets	(357)	(196)	-
Accounts payable and accrued liabilities	(430)	(2,694)	744
Net cash provided by (used in) operating activities	1,154	(4,102)	1,848
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to oil and natural gas properties	(17,908)	(47,548)	(14,823)
Changes in working capital associated with oil and natural gas property additions	(23,421)	5,532	5,586
Acquisitions of oil and natural gas properties	(704)	(3,338)	(9,440)
Issuance of notes receivable	-	(7,482)	-
Other property additions	-	(50)	(7)
Extension payment on acquisition	-	(15,000)	-
Net cash used in investing activities	(42,033)	(67,886)	(18,684)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from stock offering	102,093	-	-
Stock offering costs	(8,383)	-	-
Cash acquired from non-successors in HighPeak business combination	100	-	-
Contributions from partners	-	54,000	19,934
Distributions to partners	-	(2,780)	-
Net cash provided by financing activities	93,810	51,220	19,934
Net increase (decrease) in cash and cash equivalents	52,931	(20,768)	3,098
Cash and cash equivalents, beginning of period	1,943	22,711	894
Cash and cash equivalents, end of period	$54,874	$1,943	$3,992

The accompanying notes are an integral part of these condensed consolidated and combined financial statements.

HIGHPEAK ENERGY, INC.

NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

September 30, 2020

(Unaudited)

NOTE 1. Organization and Nature of Operations

HighPeak Energy, Inc. ("HighPeak Energy" the "Company" or the “Successor”) is a Delaware corporation, initially formed in October 2019, whose common stock and warrants are listed and traded on the Nasdaq Global Market (the "Nasdaq"). The Company is an independent oil and gas exploration and production company that explores for, develops and produces oil, natural gas liquids and natural gas in the Permian Basin in West Texas.

The accompanying condensed consolidated and combined statements of operations for the periods from January 1, 2020 and July 1, 2020 to August 21, 2020 and condensed consolidated and combined statement of cash flows for the period from January 1, 2020 through August 21, 2020 are those of HPK Energy, LP, a Delaware limited partnership ("HPK LP") which is the predecessor to HighPeak Energy prior to the business combination between the Company, Pure Acquisition Corp., a Delaware corporation and wholly-owned subsidiary of the Company (“Pure”) and HPK LP that closed on August 21, 2020 (the “HighPeak business combination”). The accompanying condensed consolidated statements of operations for the three and nine months ended September 30, 2019 and the statement of cash flows for the nine months ended September 30, 2020 are those of HighPeak Energy, LP, a Delaware limited partnership ("HighPeak I") which is the predecessor to HPK LP prior to the HPK LP business combination that closed on October 1, 2019 (the “HPK LP business combination”). HPK LP and HighPeak I are individually and collectively referred to as the "Predecessors" herein. However, if we refer to the "Company" for a date or activity prior to August 21, 2020, we are also referring to the Predecessors. See Note 10 for further information regarding the two aforementioned business combinations.

NOTE 2. Basis of Presentation and Summary of Significant Accounting Policies

Presentation. In the opinion of management, the unaudited interim condensed consolidated and combined financial statements of the Company as of September 30, 2020 and for the period from August 22, 2020 through September 30, 2020 (Successor), July 1, 2020 through August 21, 2020 and January 1, 2020 through August 21, 2020 and three and nine months ended September 30, 2019 (Predecessors) include all adjustments and accruals, consisting only of normal, recurring adjustments and accruals necessary for a fair presentation of the results for the interim periods in conformity with generally accepted accounting principles in the United States ("GAAP"). The operating results for the periods presented are not necessarily indicative of results for a full year.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted in accordance with the rules and regulations of the United States Securities and Exchange Commission (the "SEC"). These unaudited interim condensed consolidated and combined financial statements should be read together with the consolidated financial statements and notes thereto included in the Registration Statement for the year ended December 31, 2019.

Principles of consolidation. The condensed consolidated and combined financial statements include the accounts of the Company and its wholly owned subsidiaries since August 22, 2020, and its Predecessors and their wholly owned subsidiaries since their acquisition or formation for all periods prior to August 21, 2020. All material intercompany balances and transactions have been eliminated. Certain reclassifications have been made to prior period amounts to conform to the current period’s presentation.

Use of estimates in the preparation of financial statements. Preparation of the Company's unaudited interim condensed consolidated and combined financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Depletion of oil and gas properties and evaluations for impairment of proved and unproved oil and gas properties, in part, is determined using estimates of proved, probable and possible oil and gas reserves. There are numerous uncertainties inherent in the estimation of quantities of proved, probable and possible reserves and in the projection of future rates of production and the timing of development expenditures. Similarly, evaluations for impairment of proved and unproved oil and gas properties are subject to numerous uncertainties including, among others, estimates of future recoverable reserves and commodity price outlooks. Actual results could differ from the estimates and assumptions utilized.

Cash and cash equivalents. The Company’s cash and cash equivalents include depository accounts held by banks and marketable securities with original issuance maturities of 90 days or less.  The Company’s cash and cash equivalents are generally held in financial institutions in amounts that may exceed the insurance limits of the Federal Deposit Insurance Corporation.  However, management believes that the Company’s counterparty risks are minimal based on the reputation and history of the institutions selected.

Accounts receivable. The Company’s accounts receivable are primarily comprised of oil and gas sales receivables, a current U.S. federal income tax receivable, joint interest receivables and other receivables for which the Company does not require collateral security. The Company’s share of oil and gas production is sold to various purchasers who must be prequalified under the Company’s credit risk policies and procedures. The Company records allowances for doubtful accounts based on the age of accounts receivables and the financial condition of its purchasers. The Company’s credit risk related to collecting accounts receivables is mitigated by using credit and other financial criteria to evaluate the credit standing of the entity obligated to make payment on the accounts receivable, and where appropriate, the Company obtains assurances of payment, such as a guarantee by the parent company of the counterparty or other credit support.

HIGHPEAK ENERGY, INC.

NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

September 30, 2020

(Unaudited)

As of September 30, 2020 and December 31, 2019, the Company’s accounts receivables primarily consist of amounts due from the sale of crude oil, natural gas and natural gas liquids of $3.6 million and $2.9 million, respectively, and are based on estimates of sales volumes and realized prices the Company anticipates it will receive, a current U.S. federal income tax receivable of $2.3 million and zero, respectively, related to U.S. federal income taxes paid prior to the HighPeak business combination that will be received by carrying back and utilizing the net operating losses generated from August 22, 2020 through September 30, 2020, and joint interest receivables of $77,000 and $440,000, respectively. The Company routinely reviews outstanding balances and establishes allowances for bad debts equal to the estimable portions of accounts receivable for which failure to collect is considered probable. As of September 30, 2020 and December 31, 2019, the Company had no allowance for doubtful accounts recorded.

Notes receivable. Pursuant to an agreement between HPK LP and Pure, whereby Pure obtained extensions to complete its initial business combination to August 21, 2020, HPK LP made loans to Pure totaling $11.7 million and $4.2 million as of August 21, 2020 and December 31, 2019, respectively. The Company routinely reviews outstanding balances and establishes allowances for bad debts equal to the estimable portions of notes receivable for which failure to collect is considered probable. As of December 31, 2019, the Company had no allowance for doubtful accounts recorded. See additional information regarding Pure and the notes receivable cancellations in relations to the HighPeak business combination in Note 10 to these condensed consolidated and combined financial statements.

Deposits. During 2019, HPK LP paid $61.5 million to Grenadier Energy Partners II, LLC (“Grenadier”) as a non-refundable deposit for an acquisition (the “Grenadier Acquisition”) and an additional $15.0 million extension payment was paid in 2020 that was to be accounted for as additional consideration for the Grenadier Acquisition upon closing. The Grenadier Acquisition was terminated in April 2020 and the $76.5 million in deposits and extension payments were charged to expense during the first quarter of 2020 as conditions existed as of March 31, 2020 that made this termination probable at the time. In addition, the Company has paid the Texas Railroad Commission $50,000 in lieu of a plugging bond as statutorily required.

Inventory. Inventory is comprised primarily of oil and gas drilling or repair items such as tubing, casing, proppant used to fracture-stimulate oil and gas wells, water, chemicals, operating supplies and ordinary maintenance materials and parts. The materials and supplies inventory is primarily acquired for use in future drilling operations or repair operations and is carried at the lower of cost or market, on a weighted average cost basis. Valuation allowances for materials and supplies inventories are recorded as reductions to the carrying values of the materials and supplies inventories in the Company’s condensed consolidated balance sheet and as charges to other expense in the condensed consolidated statements of operations. The Company’s materials and supplies inventory as of September 30, 2020 and December 31, 2019 is $405,000 and $184,000, respectively, and the Company has not recognized any valuation allowance to date.

Oil and gas properties. The Company utilizes the successful efforts method of accounting for its oil and gas properties. Under this method, all costs associated with productive wells and nonproductive development wells are capitalized while nonproductive exploration costs and geological and geophysical expenditures are expensed.

The Company does not carry the costs of drilling an exploratory well as an asset in its consolidated balance sheet following the completion of drilling unless both of the following conditions are met: (i) the well has found a sufficient quantity of reserves to justify its completion as a producing well and (ii) the Company is making sufficient progress assessing the reserves and the economic and operating viability of the project.

Due to the capital-intensive nature and the geographical location of certain projects, it may take an extended period of time to evaluate the future potential of an exploration project and the economics associated with making a determination on its commercial viability. In these instances, the project’s feasibility is not contingent upon price improvements or advances in technology, but rather the Company’s ongoing efforts and expenditures related to accurately predict the hydrocarbon recoverability based on well information, gaining access to other companies’ production data in the area, transportation or processing facilities and/or getting partner approval to drill additional appraisal wells. These activities are ongoing and are being pursued constantly. Consequently, the Company’s assessment of suspended exploratory well costs is continuous until a decision can be made that the project has found sufficient proved reserves to sanction the project or is noncommercial and is charged to exploration and abandonment expense. See Note 5 for additional information.

The capitalized costs of proved properties are depleted using the unit-of-production method based on proved reserves. Costs of significant nonproducing properties, wells in the progress of being drilled and development projects are excluded from depletion until the related project is completed and proved reserves are established or, if unsuccessful, impairment is determined.

Proceeds from the sales of individual properties and the capitalized costs of individual properties sold or abandoned are credited and charged, respectively, to accumulated depletion, depreciation and amortization, if doing so does not materially impact the depletion rate of an amortization base. Generally, no gain or loss is recorded until an entire amortization base is sold. However, gain or loss is recorded from the sale of less than an entire amortization base if the disposition is significant enough to materially impact the depletion rate of the remaining properties in the amortization base.

The Company performs assessments of its long-lived assets to be held and used, including proved oil and gas properties accounted for under the successful efforts method of accounting, whenever events or circumstances indicate that the carrying value of those assets may not be recoverable. An impairment loss is indicated if the sum of the expected future cash flows is less than the carrying amount of the assets. In these circumstances, the Company recognizes an impairment charge for the amount by which the carrying amount of the assets exceeds the estimated fair value of the assets.

HIGHPEAK ENERGY, INC.

NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

September 30, 2020

(Unaudited)

Unproved oil and gas properties are periodically assessed for impairment on a project-by-project basis. These impairment assessments are affected by the results of exploration activities, commodity price outlooks, planned future sales or expirations of all or a portion of such projects. If the estimated future net cash flows attributable to such projects are not expected to be sufficient to fully recover the costs invested in each project, the Company will recognize an impairment charge at that time.

Other property and equipment, net. Other property and equipment is recorded at cost. The carrying values of other property and equipment, net of accumulated depreciation of $189,000 and $46,000 as of September 30, 2020 and December 31, 2019, respectively, are as follows:

	Successor	Predecessors
	September 30, 2020	December 31, 2019
	(in thousands)
Information technology	$333	$459
Transportation equipment	44	-
Leasehold improvements	27	37
Field equipment	11	12
Total other property and equipment, net	$415	$508

Other property and equipment is depreciated over its estimated useful life on a straight-line basis. Information technology is generally depreciated over three years, transportation equipment is generally depreciated over five years and field equipment is generally depreciated over seven years. Leasehold improvements are amortized over the lesser of their estimated useful lives or the underlying terms of the associated leases.

The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If such assets are considered to be impaired, the impairment to be recorded is measured by the amount by which the carrying amount of the asset exceeds its estimated fair value. The estimated fair value is determined using either a discounted future cash flow model or another appropriate fair value method.

Leases. The Company enters into leases for drilling rigs, storage tanks, equipment and buildings and recognizes lease expense on a straight-line basis over the lease term. Lease right-of-use assets and liabilities are initially recorded on the lease commencement date based on the present value of lease payments over the lease term. As most of the Company’s lease contracts do not provide an implicit discount rate, the Company uses its incremental borrowing rate, which is determined based on information available at the commencement date of a lease. Leases may include renewal, purchase or termination options that can extend or shorten the term of a lease. The exercise of those options is at the Company’s sole discretion and is evaluated at inception and throughout the contract to determine if a modification of the lease term is required. Leases with an initial term of 12 months or less are not recorded as lease right-of-use assets and liability. See Note 7 for additional information.

Accounts payable and accrued liabilities. Accounts payable and accrued liabilities as of September 30, 2020 and December 31, 2019 totaled approximately $15.1 million and $31.0 million, respectively, including trade accounts payable and accruals for capital expenditures, operating and general and administrative expenses, operating leases and other miscellaneous items.

Asset retirement obligations. The Company records a liability for the fair value of an asset retirement obligation in the period in which the associated asset is acquired or placed into service, if a reasonable estimate of fair value can be made. Asset retirement obligations are generally capitalized as part of the carrying value of the long-lived asset to which it relates. Conditional asset retirement obligations meet the definition of liabilities and are recorded when incurred and when fair value can be reasonably estimated. See Note 6 for additional information.

Revenue recognition. The Company follows Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 606, “Revenue from Contracts with Customers,” (“ASC 606”) whereby the Company recognizes revenues from the sales of oil and natural gas to its purchasers and presents them disaggregated on the Company’s condensed consolidated and combined statements of operations.

The Company enters into contracts with purchasers to sell its oil and natural gas production. Revenue on these contracts is recognized in accordance with the five-step revenue recognition model prescribed in ASC 606. Specifically, revenue is recognized when the Company’s performance obligations under these contracts are satisfied, which generally occurs with the transfer of control of the oil and natural gas to the purchaser. Control is generally considered transferred when the following criteria are met: (i) transfer of physical custody, (ii) transfer of title, (iii) transfer of risk of loss and (iv) relinquishment of any repurchase rights or other similar rights. Given the nature of the products sold, revenue is recognized at a point in time based on the amount of consideration the Company expects to receive in accordance with the price specified in the contract. Consideration under the oil and natural gas marketing contracts is typically received from the purchaser one to two months after production. At September 30, 2020 and December 31, 2019, the Company had receivables related to contracts with purchasers of approximately $3.6 million and $2.9 million, respectively.

HIGHPEAK ENERGY, INC.

NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

September 30, 2020

(Unaudited)

Oil Contracts. The majority of the Company’s oil marketing contracts transfer physical custody and title at or near the wellhead, which is generally when control of the oil has been transferred to the purchaser. The majority of the oil produced is sold under contracts using market-based pricing which is then adjusted for the differentials based upon delivery location and oil quality. To the extent the differentials are incurred after the transfer of control of the oil, the differentials are included in oil sales on the condensed consolidated and combined statements of operations as they represent part of the transaction price of the contract. If the differentials, or other related costs, are incurred prior to the transfer of control of the oil, those costs are included in lease operating expenses on the Company’s condensed consolidated and combined statements of operations as they represent payment for services performed outside of the contract with the purchaser.

Natural Gas Contracts. The majority of the Company’s natural gas is sold at the lease location, which is generally when control of the natural gas has been transferred to the purchaser. The natural gas is sold under (i) percentage of proceeds processing contracts, (ii) fee-based contracts or (iii) a hybrid of percentage of proceeds and fee-based contracts. Under the majority of the Company’s contracts, the purchaser gathers the natural gas in the field where it is produced and transports it to natural gas processing plants where natural gas liquid products are extracted. The natural gas liquid products and remaining residue gas are then sold by the purchaser. Under the percentage of proceeds and hybrid percentage of proceeds and fee-based contracts, the Company receives a percentage of the value for the extracted liquids and the residue gas. Under the fee-based contracts, the Company receives natural gas liquids and residue gas value, less the fee component, or is invoiced the fee component. To the extent control of the natural gas transfers upstream of the transportation and processing activities, revenue is recognized as the net amount received from the purchaser. To the extent that control transfers downstream of the transportation and processing activities, revenue is recognized on a gross basis, and the related costs are classified in gathering, processing and transportation within lease operating expenses on the Company’s condensed consolidated and combined statements of operations.

The Company does not disclose the value of unsatisfied performance obligations under its contracts with customers as it applies the practical exemption in accordance with ASC 606. The exemption, as described in ASC 606-10-50-14(a), applies to variable consideration that is recognized as control of the product is transferred to the customer. Since each unit of product represents a separate performance obligation, future volumes are wholly unsatisfied and disclosure of the transaction price allocated to remaining performance obligations is not required.

Income taxes. The provision for income taxes is determined using the asset and liability approach of accounting for income taxes. Under this approach, deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the carrying amounts for income tax purposes and net operating loss and tax credit carryforwards. The amount of deferred taxes on these temporary differences is determined using the tax rates that are expected to apply to the period when the asset is realized or the liability is settled, as applicable, based on tax rates and laws in the respective tax jurisdiction enacted as of the balance sheet date.

The Company reviews its deferred tax assets for recoverability and establishes a valuation allowance based on projected future taxable income, applicable tax strategies and the expected timing of the reversals of existing temporary differences. A valuation allowance is provided when it is more likely than not (likelihood of greater than 50 percent) that some portion or all of the deferred tax assets will not be realized. The Company has not established a valuation allowance as of September 30, 2020.

The Company recognizes the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained upon examination by the taxing authorities, based upon the technical merits of the position. If all or a portion of the unrecognized tax benefit is sustained upon examination by the taxing authorities, the tax benefit will be recognized as a reduction to the Company’s deferred tax liability and will affect the Company’s effective tax rate in the period it is recognized. See Note 12 for addition information.

The Company records any tax-related interest charges as interest expense and any tax-related penalties as other expense in the condensed consolidated and combined statements of operations of which there have been none to date.

Prior to August 21, 2020, the Predecessors did not record a provision for U.S. federal income tax because the Predecessors were treated as partnerships for U.S. federal income tax purposes and, as such, the partners of the Predecessors reported their share of the Company’s income or loss on their respective income tax returns. The Predecessors were required to file tax returns on Form 1065 with the Internal Revenue Service (“IRS”). The 2017 to 2019 tax years remain open to examination.

The Predecessors recognize in their condensed consolidated and combined financial statements the effect of a tax position, if that position is more likely than not to be sustained upon examination, including resolution of any appeals or litigation processes, based upon the technical merits of the position. Tax positions taken related to the Predecessors’ status as limited partnerships, and state filing requirements have been reviewed, and management is of the opinion that they would more likely than not be sustained by examination. Accordingly, the Company has not recorded an income tax liability for uncertain tax benefits for periods prior to August 21, 2020. Under the new centralized partnership audit rules effective for tax years beginning after 2017, the IRS assesses and collects underpayments of tax from the partnership instead of from each partner. The partnership may be able to pass the adjustments through to its partners by making a push-out election or, if eligible, by electing out of the centralized partnership audit rules. The collection of tax from the partnership is only an administrative convenience for the IRS to collect any underpayment of income taxes including interest and penalties. Income taxes on partnership income, regardless of who pays the tax or when the tax is paid, is attributed to the partners. Any payment made by the Company as a result of an IRS examination will be treated as an expense from the Company in the condensed consolidated and combined financial statements.

HIGHPEAK ENERGY, INC.

NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

September 30, 2020

(Unaudited)

The Company is also subject to Texas Margin Tax. The Company realized no Texas Margin Tax in the accompanying condensed consolidated and combined financial statements as we do not anticipate owing any Texas Margin Tax for the periods presented.

Stock-based compensation. Stock-based compensation expense for stock options (“Equity Awards”) is measured at the grant date or modification date, as applicable, using the fair value of the award, and is recorded, net of forfeitures, on a straight-line basis over the requisite service period of the respective award. The fair value of Equity Awards is determined on the grant date or modification date, as applicable, using a Black-Scholes option valuation model with the following inputs; (i) the grant date’s closing stock price, (ii) the exercise price of the stock options, (iii) the expected term of the stock option, (iv) the estimated risk-free adjusted interest rate for the duration of the option’s expected term, (v) the expected annual dividend yield on the underlying stock and (vi) the expected volatility over the option’s expected term.

Segments. Based on the Company’s organizational structure, the Company has one operating segment, which is oil and natural gas development, exploration and production. In addition, the Company has a single, company-wide management team that allocates capital resources to maximize profitability and measures financial performance as a single enterprise.

Impact of the COVID-19 Pandemic. A novel strain of the coronavirus disease 2019 ("COVID-19") surfaced in late 2019 and has spread around the world, including to the United States. In March 2020, the World Health Organization declared COVID-19 a pandemic, and the President of the United States declared the COVID-19 outbreak a national emergency. The COVID-19 pandemic has significantly affected the global economy, disrupted global supply chains and created significant volatility in the financial markets. In addition, the COVID-19 pandemic has resulted in travel restrictions, business closures and other restrictions that have disrupted the demand for oil throughout the world and when combined with pressures on the global supply-demand balance for oil and related products, resulted in significant volatility in oil prices beginning late February 2020. The length of this demand disruption is unknown, and there is significant uncertainty regarding the long-term impact of the effects of the COVID-19 pandemic to global oil demand, which has negatively impacted the Company's results of operations and led to a significant reduction in the Company's 2020 capital activities.

Adoption of new accounting standards. In June 2016, the FASB issued Accounting Standards Update ("ASU") 2016-13, "Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments" ("ASU 2016-13"). Effective January 1, 2020, the Company adopted ASU 2016-13 prospectively. ASU 2016-13 replaces the incurred loss impairment model with an expected credit loss impairment model for financial instruments, including trade receivables. The amendment requires entities to consider forward-looking information to estimate expected credit losses, resulting in earlier recognition of losses for receivables that are current or not yet due, which were not considered under the previous accounting guidance. The impact of the adoption of ASU 2016-13 was not material.

The Company is exposed to credit losses primarily through sales of oil, NGLs and natural gas. The Company's expected loss allowance methodology for accounts receivable is developed using historical collection experience, current and future economic and market conditions and a review of the current status of customers' trade accounts receivables. Due to the short-term nature of such receivables, the estimated amount of accounts receivable that may not be collected is based on an aging of the accounts receivable balances and the financial condition of customers. The Company's monitoring activities include timely account reconciliation, dispute resolution, payment confirmation, consideration of customers' financial condition and macroeconomic conditions. Balances are written off when determined to be uncollectible. The Company considered the current and expected future economic and market conditions surrounding the COVID-19 pandemic and determined that the estimate of credit losses was not significantly impacted.

New accounting pronouncements. The Company has evaluated recently issued, but not yet effective, accounting pronouncements and does not believe they would have a material effect on the Company’s condensed consolidated and combined financial statements.

NOTE 3. Acquisitions

During the period from August 22, 2020 to September 30, 2020 and the period from January 1, 2020 to August 21, 2020, the Company spent a total of $704,000 and $3.3 million, respectively, to acquire primarily undeveloped acreage, three vertical producing properties and two salt water disposal wells in and around the Company’s existing properties for future exploration activities in the Midland Basin.

Grenadier Acquisition. In June 2019, HighPeak Energy Assets II, LLC (“HighPeak Assets II”) signed a purchase and sale agreement with Grenadier to acquire substantially all the oil and gas assets of Grenadier, effective June 1, 2019, subject to certain customary closing adjustments for a total purchase price of $615.0 million. Since HighPeak Assets II was contributed to the Predecessors in the HPK LP business combination discussed in Note 10, this purchase and sale agreement became part of the Predecessors effective October 1, 2019. The Grenadier Acquisition was originally scheduled to close no later than October 2019 but was extended twice to May 2020. In consideration for the initial extension, HPK LP: (i) released the then existing $30.75 million deposit from escrow and (ii) paid directly to Grenadier an additional $30.75 million and (iii) agreed to treat the collective sum as a nonrefundable deposit to Grenadier. In consideration for the second extension, HPK LP agreed to pay Grenadier an additional $15.0 million that was also nonrefundable but, unlike the $61.5 million deposit, was not to be credited toward the purchase price. The Grenadier Acquisition was terminated in April 2020 and was not consummated. As such, a charge to expense of $76.5 million was recognized in the first quarter of 2020.

HIGHPEAK ENERGY, INC.

NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

September 30, 2020

(Unaudited)

NOTE 4. Fair Value Measurements

The Company determines fair value based on the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Fair value measurements are based upon inputs that market participants use in pricing an asset or liability, which are characterized according to a hierarchy that prioritizes those inputs based on the degree to which they are observable. Observable inputs represent market data obtained from independent sources, whereas unobservable inputs reflect a company's own market assumptions, which are used if observable inputs are not reasonably available without undue cost and effort. The fair value input hierarchy level to which an asset or liability measurement in its entirety falls is determined based on the lowest level input that is significant to the measurement in its entirety.

The three input levels of the fair value hierarchy are as follows:

●	Level 1 – quoted prices for identical assets or liabilities in active markets.
●

Level 2 – quoted prices for similar assets or liabilities in active markets; quoted prices for identical assets or liabilities in markets that are not active; inputs other than quoted prices that are observable for the asset or liability (e.g. interest rates) and inputs derived principally from or corroborated by observable market data by correlation or other means.

●

Level 3 – unobservable inputs for the asset or liability, typically reflecting management’s estimate of assumptions that market participants would use in pricing the asset or liability. The fair values are therefore, determined using model-based techniques, including discounted cash flow models.

Assets and liabilities measured at fair value on a recurring basis. The fair value input hierarchy level to which an asset or liability measurement in its entirety falls is determined based on the lowest level of input that is significant to the measurement in its entirety.

The Company did not have any assets or liabilities that are measured at fair value on a recurring basis as of September 30, 2020 or December 31, 2019.

Assets and liabilities measured at fair value on a nonrecurring basis. Certain assets and liabilities are measured at fair value on a nonrecurring basis. These assets and liabilities are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances. Specifically, stock-based compensation is measured at fair value on the date of grant based on Level 2 inputs based upon market data and the oil and gas properties of HighPeak Assets II that were contributed to one of the Predecessors discussed further and in more detail in Note 10 were measured at current estimated fair value using Level 3 inputs based upon market conditions in the area. The Company assesses the recoverability of the carrying amount of certain assets and liabilities whenever events or changes in circumstances indicate the carrying amount of an asset or liability may not be recoverable. These assets and liabilities can include inventories, proved and unproved oil and gas properties and other long-lived assets that are written down to fair value when they are impaired or held for sale. The Company did not record any impairments to proved and unproved oil and gas properties for the periods presented in the accompanying condensed consolidated and combined financial statements.

The Company has other financial instruments consisting primarily of cash equivalents, accounts receivable, accounts payable and other current assets and liabilities that approximate fair value due to the nature of the instrument and their relatively short maturities.

Concentrations of credit risk. As of September 30, 2020 and December 31, 2019, management has concluded that there are no concentrations of credit risk, based on the nature of the assets held by the Company.

Impact of the COVID-19 pandemic on certain assets and liabilities measured at fair value on a nonrecurring basis.

Proved Properties. The Company performs assessments of its proved oil and gas properties accounted for under the successful efforts method of accounting whenever events or circumstances indicate that the carrying value of those assets may not be recoverable. An impairment loss is indicated if the sum of the expected future cash flows is less than the carrying amount of the assets. In these circumstances, the Company recognizes an impairment charge for the amount by which the carrying amount of the assets exceeds the estimated fair value of the assets.

Due to the decrease in management's commodity price outlooks ("Management's Price Outlooks"), the Company performed an impairment assessment of its proved oil and gas properties as of September 30, 2020 and determined that its proved oil and gas properties were not impaired. The primary factors that may affect estimates of future cash flows for the Company's proved oil and gas properties are (i) future reserve adjustments, both positive and negative, to proved reserves and risk-adjusted probable and possible reserves, (ii) results of future drilling activities, (iii) Management's Price Outlooks and (iv) increases or decreases in production and capital costs.

There is significant uncertainty surrounding the long-term impact to global oil demand due to the effects of the COVID-19 pandemic. These conditions are negatively impacting the Company's 2020 forecasted capital activities and production levels. It is reasonably possible that the carrying value of the Company's proved oil and gas properties could exceed their estimated fair value resulting in the need to impair their carrying values in the future. If incurred, an impairment of the Company's proved oil and gas properties could have a material adverse effect on the Company's financial condition and results of operations.

HIGHPEAK ENERGY, INC.

NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

September 30, 2020

(Unaudited)

NOTE 5. Exploratory Well Costs

The Company capitalizes exploratory well and project costs until a determination is made that the well or project has either found proved reserves, is impaired or is sold. The Company's capitalized exploratory well and project costs are included in proved properties in the condensed consolidated balance sheets. If the exploratory well or project is determined to be impaired, the impaired costs are charged to exploration and abandonments expense.

The changes in capitalized exploratory well costs are as follows:

	Successor	Predecessors
	August 22, through September 30, 2020	January 1, through August 21, 2020

Beginning capitalized exploratory well costs	$41,524	$11,427
Additions to exploratory well costs pending the determination of proved reserves	14,652	48,169
Reclassification due to determination of proved reserves	(33,351)	(18,072)
Exploratory well costs charged to exploration and abandonment expense	-	-
Ending capitalized exploratory well costs	$22,825	$41,524

All capitalized exploratory well costs have been capitalized for less than one year based on the date of drilling.

Note 6. Asset Retirement Obligations

The Company’s asset retirement obligations primarily relate to the future plugging and abandonment of wells and related facilities. Market risk premiums associated with asset retirement obligations are estimated to represent a component of the Company’s credit-adjusted risk-free rate that is utilized in the calculations of asset retirement obligations.

Asset retirement obligations activity is as follows (in thousands):

	Successor	Predecessors
	August 22, 2020 through September 30, 2020	January 1, 2020 through August 21, 2020
Beginning asset retirement obligations	$2,398	$2,212
New wells placed on production	15	97
Liabilities settled	(29)	-
Accretion of discount	15	89
Ending asset retirement obligations	$2,399	$2,398

As of September 30, 2020 and December 31, 2019, all asset retirement obligations are considered noncurrent and classified as such in the accompanying consolidated balance sheet.

HIGHPEAK ENERGY, INC.

NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

September 30, 2020

(Unaudited)

NOTE 7. Leases

The Company adopted ASC Topic 842, “Leases” electing the transition method which permits entities to change the date of initial application to the beginning of the year of adoption and to recognize the effects of applying the new standard as a cumulative-effect adjustment to the opening balance of retained earnings. The Company elected this transition approach, however the cumulative impact of adoption in the opening balance of retained earnings as of January 1, 2020 was zero. Therefore, as of September 30, 2020 the Company recorded operating right-of-use assets and liabilities totaling $641,000. The Company does not currently have any finance right-of-use leases. Maturities of the operating lease obligations are as follows (in thousands):

Successor
September 30, 2020
2020	$137
2021	439
2022	79
Total lease payments	655
Less present value discount	(14)
Present value of lease liabilities	$641

NOTE 8. Incentive Plans

401(k) Plan. The HighPeak Energy Employees, Inc 401(k) Plan (the “401(k) Plan”) is a defined contribution plan established under Section 401 of the Internal Revenue Code of 1986, as amended (the "Code"). As of October 1, 2020, all regular full-time and part-time employees of the Company are eligible to participate in the 401(k) Plan after three continuous months of employment with the Company. Participants may contribute up to 80 percent of their annual base salary into the 401(k) Plan. Matching contributions are made to the 401(k) Plan in cash by the Company in amounts equal to 100 percent of a participant’s contributions to the 401(k) Plan that are not in excess of four percent of the participant’s annual base salary (the “Matching Contribution”). Each participant’s account is credited with the participant’s contributions, Matching Contributions and allocations of the 401(k) Plan’s earnings. Participants are fully vested in their account balances at their eligibility date. The Company has not made any contributions as of September 30, 2020.

Long-Term Incentive Plan. The Company’s 2020 Long-Term Incentive Plan (“LTIP”) provides for the granting of stock awards, stock options, dividend equivalents and substitute awards to directors, officers and employees of the Company. The number of shares available for grant pursuant to awards under the LTIP are as follows:

September 30, 2020
Approved and authorized awards	11,907,006
Awards granted under plan	(9,705,495)
Awards available for future grant	2,201,511

Stock Options. Stock options were granted to employees on August 24, 2020. Stock-based compensation expense for the period from August 22, 2020 to September 30, 2020 for the Company was $14.5 million, and as of September 30, 2020 there was $4.8 million of unrecognized stock-based compensation expense related to unvested stock-based compensation awards. The unrecognized compensation expense will be recognized on a straight-line basis over the remaining vesting periods of the awards, which is a period of less than two years.

HIGHPEAK ENERGY, INC.

NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

September 30, 2020

(Unaudited)

The Company estimates the fair values of stock options granted using a Black-Scholes option valuation model, which requires the Company to make several assumptions. The expected term of options granted was determined based on the simplified method of the midpoint between the vesting dates and the contractual term of the options. The risk-free interest rate is based on the U.S. treasury yield curve rate for the expected term of the option at the date of grant and the volatility was based on the volatility of a peer group of companies with similar characteristics of the Company on the date of grant since the Company did not have any trading history. More detailed stock options activity and details are as follows:

	Stock Options	Exercise Price	Remaining Term in Years	Intrinsic Value
Outstanding at August 22, 2020	-
Awards granted	9,705,495	$10.00
Awards forfeited	-
Exercised	-
Outstanding at September 30, 2020	9,705,495	$10.00	9.9	-

Vested at September 30, 2020	7,204,037	$10.00	9.9	-
Exercisable at September 30, 2020	7,204,037	$10.00	9.9	-

NOTE 9. Commitments and Contingencies

Legal actions. From time to time, the Company is a party to various proceedings and claims incidental to its business. While many of these matters involve inherent uncertainty, the Company believes that the amount of the liability, if any, ultimately incurred with respect to these proceedings and claims will not have a material adverse effect on the Company's consolidated financial position as a whole or on its liquidity, capital resources or future annual results of operations. The Company records reserves for contingencies when information available indicates that a loss is probable, and the amount of the loss can be reasonably estimated.

Indemnifications. The Company has agreed to indemnify its directors and certain of its officers, employees and agents with respect to claims and damages arising from acts or omissions taken in such capacity, as well as with respect to certain litigation.

Environmental. Environmental expenditures that relate to an existing condition caused by past operations and that have no future economic benefits are expensed. Environmental expenditures that extend the life of the related property or mitigate or prevent future environmental contamination are capitalized. Liabilities for expenditures that will not qualify for capitalization are recorded when environmental assessment and/or remediation is probable, and the costs can be reasonably estimated. Such liabilities are undiscounted unless the timing of cash payments for the liability is fixed or reliably determinable. Environmental liabilities normally involve estimates that are subject to revision until settlement or remediation occurs.

NOTE 10. Related Party Transactions

HPK LP Business Combination. Effective October 1, 2019, HighPeak I and HighPeak Energy II, LP (“HighPeak II”) contributed cash and wholly owned subsidiaries, HighPeak Energy Assets, LLC, HighPeak Assets II and HighPeak Energy Holdings, LLC to HPK LP in return for limited partnership interest in HPK LP. Subsequent to the HPK LP business combination referenced in the preceding sentence and in 2019, HighPeak I contributed an additional $805,000 and HighPeak II contributed an additional $25.8 million in cash to HPK LP. During the period from January 1, 2020 through August 21, 2020, HighPeak II contributed an additional $54.0 million in cash to HPK LP. Also, during the period from January 1, 2020 through August 21, 2020, HPK LP made distributions to HighPeak I and HighPeak II of $2.8 million in total. Therefore, just prior to the HighPeak business combination which closed on August 21, 2020, HighPeak I and HighPeak II owned approximately 51.9% and 48.1% of HPK LP, respectively.

HIGHPEAK ENERGY, INC.

NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

September 30, 2020

(Unaudited)

Since HighPeak I is the predecessor to HPK LP, its consolidated statement of operations and consolidated statement of cash flows for the three and nine months ended September 30, 2019 have been included in the accompanying financial statements for comparative purposes. However, HighPeak II’s results of operations are significant and as such HighPeak II’s consolidated statement of operations is shown below for additional comparative and informational purposes (in thousands).

	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
Operating Revenues:
Crude oil sales	$513	$719
Natural gas and natural gas liquid sales	42	223
Total operating revenues	555	942
Operating costs and expenses:
Oil and natural gas production	488	1,190
Production and ad valorem taxes	35	59
Exploration and abandonment	48	756
Depletion, depreciation and amortization	445	650
Accretion of discount on asset retirement obligations	30	86
General and administrative	964	2,891
Abandoned project	1,122	1,122
Total operating costs and expenses	3,132	6,754
Loss from operations	(2,577)	(5,812)
Interest income	107	107
Net loss	$(2,470)	$(5,705)

HIGHPEAK ENERGY, INC.

NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

September 30, 2020

(Unaudited)

HighPeak Business Combination. On August 21, 2020, the Company completed the HighPeak business combination between the Company, Pure, HPK LP, HighPeak I, and HighPeak II. HighPeak I and HighPeak II contributed their partnership interests in HPK LP to the Company in return for 76,383,054 shares of publicly traded common stock of the Company. The table below shows the construction of the beginning balance sheet of the Company on August 22, 2020 upon the closing of the HighPeak business combination.

	(a)	(b)	(c)	(d)	(e)	(f)
	HPK LP	Pure	HighPeak Employees, Inc.	Issuance of HighPeak Energy Common Stock	Cash Offering Costs	Deferred Tax Liability	Beginning Balance Sheet on August 22, 2020
Cash and cash equivalents	$1,943	$1	$99	$92,554	$(8,383)	$-	$86,214
Accounts receivable	3,001	-	26	-	-	-	3,027
Total current assets	4,944	1	125	92,554	(8,383)	-	89,241
Total oil and gas properties, net	452,039	-	-	-	-	-	452,039
Other property and equipment, net	436	-	-	-	-	-	436
Total assets	$457,419	$1	$125	$92,554	$(8,383)	$-	$541,716
Current liabilities	$35,794	$2,025	$77	$(9,538)	$-	$-	$28,358
Deferred income tax liability	-	-	-	-	-	40,500	40,500
Notes payable (receivable)	(11,675)	11,675	-	-	-	-	-
Asset retirement obligations	2,398	-	-	-	-	-	2,398
Partners' capital	521,682	-	-	(521,682)	-	-	-
Common stock	-	-	-	9	-	-	9
Additional paid-in capital	-	(13,699)	48	623,765	(8,383)	(40,500)	561,231
Accumulated deficit	(90,780)	-	-	-	-	-	(90,780)
Total stockholders' equity/partner's capital	430,902	(13,699)	48	102,092	(8,383)	(40,500)	470,460
Total liabilities and stockholders' equity/partners' capital	$457,419	$1	$125	$92,554	$(8,383)	$-	$541,716

(a)	Represents HPK LP’s condensed consolidated balance sheet estimated as of August 21, 2020.
(b)

Represents Pure’s condensed consolidated balance sheet estimated as of August 21, 2020 after taking into account: (i) the closing of its trust account, (ii) the redemption of Pure’s Class A Common Stock by the former public stockholders of Pure that elected to redeem, (iii) paying out the cash consideration to those former public stockholders of Pure who elected to remain and (iv) the conversion of the remaining shares of Pure’s Class A Common Stock to HighPeak Energy common stock upon the closing of the HighPeak business combination.  The $13.7 million reduction to equity is considered noncash offering costs on the condensed consolidated statement of changes in stockholders’ equity.

(c)	Represents the balance sheet of HighPeak Energy Employees, Inc which was acquired by the Company for $10 upon the closing of the HighPeak business combination.
(d)

Represents the issuance by the Company of 91,592,354 shares of common stock, 10,538,188 warrants and 10,209,300 Contingent Value Rights upon the closing of the HighPeak business combination. The reduction to accounts payable of $9.5 million represents those vendors of HPK LP that purchased shares under the Forward Purchase Agreement Amendment in the HighPeak business combination in lieu of being paid cash for the majority of their outstanding balances.

(e)	Represents the cash costs paid for the offering of the aforementioned shares in addition to the cash costs that had previously been incurred by Pure of $13.7 million in column (b).
(f)

Represents the beginning deferred tax liability of the Company given the combination of all the entities, most of which originated from HPK LP which was a partnership for U.S. federal income tax purposes and therefore did not record a deferred tax liability.

HIGHPEAK ENERGY, INC.

NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

September 30, 2020

(Unaudited)

Pursuant to the Business Combination Agreement, among other things, (a) MergerSub merged with and into Pure, with Pure surviving as a wholly owned subsidiary of the Company, (b) each outstanding share of Pure’s Class A Common Stock and Pure’s Class B Common Stock (other than certain shares of Pure’s Class B Common Stock that were surrendered for cancellation by Pure’s Sponsor) were converted into the right to receive (A) one share of HighPeak Energy common stock (and cash in lieu of fractional shares), and (B) solely with respect to each outstanding share of Pure’s Class A Common Stock, (i) a cash amount, without interest, equal to $0.62, which represented the amount by which the per-share redemption value of Pure’s Class A Common Stock that exceeded $10.00 per share at the closing, without interest, in each case, totaling approximately $767,902, (ii) one CVR for each one whole share of HighPeak Energy common stock (excluding fractional shares) issued to holders of Pure’s Class A Common Stock pursuant to clause (A), representing the right to receive additional shares of HighPeak Energy common stock (or such other specified consideration as is specified with respect to certain events) under certain circumstances, if necessary, to satisfy a 10% preferred simple annual return, subject to a floor downside per-share price of $4.00, as measured at the applicable maturity, which will occur on a date to be specified and which may be any date occurring during the period beginning on (and including) August 21, 2022 and ending on (and including) February 21, 2023, or in certain circumstances after the occurrence of certain change of control events with respect to the Company’s business, including certain mergers, consolidations and asset sales (with an equivalent number of shares of HighPeak Energy common stock held by HighPeak I and HighPeak II being collectively forfeited) and (iii) one warrant to purchase HighPeak Energy common stock for each one whole share of HighPeak Energy common stock (excluding fractional shares) issued to holders of Pure’s Class A Common Stock pursuant to clause (A), (c) the HPK Contributors (A) contributed their limited partner interests in HPK LP to the Company in exchange for HighPeak Energy common stock and the general partner interests in HPK LP to a wholly owned subsidiary of the Company in exchange for no consideration, and (B) contributed the outstanding Sponsor Loans (as defined in the Business Combination Agreement) in exchange for HighPeak Energy common stock and such Sponsor Loans were cancelled in connection with the closing of the HighPeak business combination and (d) following the consummation of the foregoing transactions, the Company caused HPK LP to merge with and into the Surviving Corporation (as successor to Pure) and all interests in HPK LP were cancelled in exchange for no consideration.

HighPeak I and HighPeak II collectively received 76,383,054 shares of HighPeak Energy common stock pursuant to the Business Combination Agreement. Further, certain of the Company’s executive officers and directors received the consideration provided by the HighPeak business combination through their ownership of Pure’s Class A Common Stock. Steven W. Tholen, the Company’s Chief Financial Officer received 5,000 shares of HighPeak Energy common stock, 5,000 CVRs and 5,000 warrants in exchange for shares of Pure’s Class A Common Stock owned by him prior to the HighPeak business combination. Michael L. Hollis, the Company’s President and member of the Company’s board of directors (the “Board”), received 16,802 shares of HighPeak Energy common stock, 16,802 CVRs and 20,382 warrants in exchange for shares of Pure’s Class A Common Stock and Pure’s warrants, respectively, owned by him prior to the HighPeak business combination. Further, Rodney L. Woodard, the Chief Operating Officer of the Company, received 14,000 shares of HighPeak Energy common stock, 14,000 CVRs and 14,000 warrants in exchange for shares of Pure’s Class A Common Stock and Pure’s warrants, respectively, owned by him prior to the HighPeak business combination.

Contingent Value Rights. At the closing of the HighPeak business combination, the Company entered into the Contingent Value Rights Agreement (the “CVR Agreement”) by and among, the Company, Pure’s Sponsor, HighPeak I, HighPeak II (together with Pure’s Sponsor and HighPeak I, the “CVR Sponsors”) and Continental Stock Transfer & Trust Company, in its capacity as Rights Agent (the “Rights Agent”). The CVR Agreement provides for, among other things, the CVRs, which represent contractual rights to receive a contingent payment (in the form of additional shares of HighPeak Energy common stock, or as otherwise specified in the CVR Agreement) in certain circumstances that were issued to the holders of shares of Pure’s Class A Common Stock that participated in the HighPeak business combination and certain qualified institutional buyers and accredited investors, including certain affiliates and officers of the Company, that purchased forward purchase units of the Company pursuant to the Forward Purchase Agreement Amendment (as defined below). Pursuant to the CVR Agreement, holders of CVRs in whose name a CVR is registered in the CVR registrar maintained by the Rights Agent at any date of determination are being provided with a significant valuation protection through the opportunity to obtain additional contingent consideration in the form of additional shares of HighPeak Energy common stock if the trading price of HighPeak Energy’s common stock is below the price that would provide the holders of CVRs with a 10% preferred simple annual return (based on a $10.00 per share price at the closing of the HighPeak business combination), subject to a floor downside per-share price of $4.00 (the “Preferred Returns”), either at (i) the date to be specified by the CVR Sponsors, which may be any date occurring during the period beginning on (and including) August 21, 2022 and ending on (and including) February 21, 2023, or (ii) in certain circumstances, the occurrence of certain change of control events with respect to the Company’s business, including certain mergers, consolidation and asset sales. If any additional shares of HighPeak Energy common stock are issued to Qualifying CVR Holders (as defined in the CVR Agreement) pursuant to the CVR Agreement, the CVR Sponsors will collectively forfeit an equivalent number of shares they own that are currently in escrow to the Company for cancellation. The Preferred Returns could entitle a Qualifying CVR Holder to receive up to 2.125 shares of HighPeak Energy common stock per CVR.  Following the closing, the CVR Sponsors collectively placed the shares in escrow, which equaled the maximum number of additional shares of HighPeak Energy common stock issuable pursuant to the CVR Agreement, which such shares will be released either to the Company for cancellation in connection with the satisfaction of any Preferred Returns or back to the CVR Sponsors, collectively, as applicable, following the maturity date under the CVR Agreement.

HIGHPEAK ENERGY, INC.

NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

September 30, 2020

(Unaudited)

Stockholders’ Agreement. At the closing of the HighPeak business combination, Pure’s Sponsor, HighPeak I, HighPeak II, HighPeak III and Jack Hightower (collectively, with each of their respective affiliates and permitted transferees, the “Principal Stockholder Group”), on the one hand, and the Company, on the other hand, entered into a Stockholders’ Agreement (the “Stockholders’ Agreement”), which governs certain rights and obligations following the HighPeak business combination. Under the Stockholders’ Agreement, the Principal Stockholder Group will be entitled, based on its percentage ownership of the total amount of HighPeak Energy common stock issued and outstanding immediately following the closing (the “Original Shares”) and provided that the Original Shares constitute not less than the percentage of the then outstanding total voting securities of the Company set forth below, to nominate a number of directors for appointment to the Board as follows:

●

for so long as (i) the Principal Stockholder Group beneficially owns at least 35% of the Original Shares and (ii) the Original Shares constitute at least 30% of the Company’s then-outstanding voting securities, the Principal Stockholder Group can designate up to four (4) nominees, and if the Principal Stockholder Group owns less than 50% of the total outstanding voting securities, at least one nominee shall be independent as defined by applicable listing standards;

●

for so long as (i) the Principal Stockholder Group beneficially owns less than 35% but at least 25% of the Original Shares and (ii) the Original Shares constitute at least 25% of the Company’s then-outstanding voting securities, the Principal Stockholder Group can designate up to three (3) nominees;

●

for so long as (i) the Principal Stockholder Group beneficially owns less than 25% but at least 15% of the Original Shares and (ii) the Original Shares constitute at least 15% of the Company’s then-outstanding voting securities, the Principal Stockholder Group can designate up to two (2) nominees; and

●

if (i) the Principal Stockholder Group beneficially owns less than 15% but at least 5% of the Original Shares and (ii) the Original Shares constitute at least 7.5% of the Company’s then-outstanding voting securities, the Principal Stockholder Group can designate one (1) nominee.

If at any time the Principal Stockholder Group owns less than 5% of the Original Shares or the Original Shares constitute less than 7.5% of the Company’s then-outstanding voting securities, it will cease to have any rights to designate individuals for nomination to the Board.

For so long as the Principal Stockholder Group has the right to designate at least one director for nomination under the Stockholders’ Agreement, the Company will take all Necessary Action (as defined therein) to ensure that the number of directors serving on the Board shall not exceed seven (7). For so long as the Principal Stockholder Group owns a number of shares of HighPeak Energy common stock equal to at least (i) 20% of the Original Shares and (ii) 7.5% of the then-outstanding voting securities of the Company, the Company and the Principal Stockholder Group shall have the right to have a representative appointed to serve on each committee of the Board (other than the audit committee) for which any such representative is eligible pursuant to applicable laws and the Nasdaq. For so long as the Principal Stockholder Group has the right to designate one or more individuals for nomination to the Board, the Principal Stockholder Group shall have the right to appoint one (1) non-voting observer to the Board.

The Stockholders’ Agreement also includes customary restrictions on the transfer of equity securities to certain persons acquiring beneficial ownership. Pursuant to the Stockholders’ Agreement, the Principal Stockholder Group will agree not to transfer, directly or indirectly, any equity securities of the Company for a period of 180 days after the Closing, subject to certain customary exceptions. The Stockholders’ Agreement will terminate as to each stockholder upon the time at which the Principal Stockholder Group no longer has the right to designate an individual for nomination to the Board under the Stockholders’ Agreement and as to a member of the Principal Stockholder Group that no longer owns any of the Original Shares.

HIGHPEAK ENERGY, INC.

NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

September 30, 2020

(Unaudited)

Registration Rights Agreement. At the closing of the HighPeak business combination, the Company entered into the Registration Rights Agreement (the “Registration Rights Agreement”), by and among the Principal Stockholder Group and certain other security holders named therein, pursuant to which the Company will be obligated, subject to the terms thereof and in the manner contemplated thereby, to register for resale under the Securities Act of 1933, as amended (the “Securities Act”) all or any portion of the shares of HighPeak Energy common stock that the holders named thereto hold as of the date of such agreement and that they may acquire thereafter, including upon the conversion, exchange or redemption of any other security therefor (the “Registrable Securities”). The Company has agreed to file and cause to become effective a registration statement covering the Registrable Securities held by such holder making a demand for registration, provided that no fewer than the amount of Registrable Securities representing the lesser of (i) $25 million or (ii) all Registrable Securities owned by such holder, as applicable, are covered under the holder’s demand for registration. The holders can submit a request beginning immediately after the HighPeak business combination. Under the Registration Rights Agreement, the holders also have “piggyback” registration rights exercisable at any time that allow them to include the shares of HighPeak Energy common stock that they own in certain registrations initiated by the Company, provided that such holder elects to include its Registrable Securities in an amount not less than $5 million. Subject to customary exceptions, holders will also have the right to request one or more underwritten offerings of Registrable Securities, provided, that, they hold at least $5 million in Registrable Securities and each such offering include a number of Registrable Securities equal to the lesser of (i) $25 million and (ii) all of the Registrable Securities owned by such holders as of the date of the request. In the event that the sale of registered securities under a registration statement would require disclosure of certain material non-public information not otherwise required to be disclosed, the Company may postpone the effectiveness of the applicable registration statement or require the suspension of sales thereunder. The Company may not delay or suspend a registration statement on more than two (2) occasions for more than sixty (60) consecutive calendar days or more than ninety (90) total calendar days, in each case, during any twelve (12) month period.

Forward Purchases. In connection with the closing of the HighPeak business combination, the Company also issued shares of HighPeak Energy common stock, warrants and CVRs (the “Forward Purchases”) to certain qualified institutional buyers and accredited investors (the “Forward Purchase Investors”) pursuant to that certain Amended & Restated Forward Purchase Agreement, dated as of July 24, 2020 (the “Forward Purchase Agreement Amendment”), by and among the Company, each party designated as a purchaser therein (including purchasers that subsequently joined prior to the closing of the HighPeak business combination as parties thereto), HighPeak Energy Partners, LP, and, solely for the limited purposes specified therein, Pure.

Prior to the closing of the HighPeak business combination, and subsequent to the Company’s entry into the Forward Purchase Agreement Amendment, an aggregate of 8,976,875 forward purchase units (with each forward purchase unit consisting of one share of HighPeak Energy common stock, one warrant and one CVR), for aggregate consideration of approximately $89.8 million in a private placement pursuant to the Assignment and Joinder agreements under and pursuant to the Forward Purchase Agreement Amendment. The proceeds from the Forward Purchases were used to fund a portion of the minimum equity consideration condition to closing required to effect the HighPeak business combination pursuant to the Business Combination Agreement.

General and Administrative Expenses. The general partner of HPK LP utilized HighPeak Energy Management, LLC (the “Management Company”) to provide services and assistance to conduct, direct and exercise full control over the activities of HPK LP per its Partnership Agreement. However, the Management Company is funded via payments from the parent companies of HighPeak I and HighPeak II pursuant to their respective Limited Partnership Agreements, as amended. Therefore, HPK LP reimburses the parent companies of HighPeak I and HighPeak II for actual costs incurred by the Management Company. During the period from January 1, 2020 through August 21, 2020, HPK LP paid $2.4 million each to the parent companies of HighPeak I and HighPeak II of which $645,000 and $4.7 million is included in general and administrative expenses in the accompanying results of operations for the period from July 1, 2020 through August 21, 2020 and from January 1, 2020 through August 21, 2020, respectively. Effective upon closing of the HighPeak business combination, the Management Company will no longer be paid by the Company as all costs directly attributable to the Company will be paid by the Company going forward.

NOTE 11. Major Customers

Lion Oil Trading and Transportation, LLC purchased approximately 97% of the Company’s crude oil, natural gas and natural gas liquids during the period from August 22, 2020 through September 30, 2020. Lion Oil Trading and Transportation, LLC and Enlink Crude Purchasing, LLC purchased approximately 49% and 44%, respectively, of the Company’s crude oil, natural gas and natural gas liquids during the period from January 1, 2020 through August 21, 2020. Based on the current demand for oil and natural gas and the availability of other purchasers, management believes the loss of these major purchasers would not have a material adverse effect on our financial condition and results of operations because crude oil and natural gas are fungible products with well-established markets and numerous purchasers.

HIGHPEAK ENERGY, INC.

NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

September 30, 2020

(Unaudited)

NOTE 12. Income Taxes

On March 27, 2020, President Trump signed into law the Coronavirus Aid, Relief and Economic Security Act ("CARES Act"). The CARES Act, among other things, includes provisions relating to refundable payroll tax credits, deferment of employer social security payments, net operating loss carryback periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitations and technical corrections to tax depreciation methods for qualified improvement property. The Company continues to examine how the CARES Act may impact its business, results of operations, financial condition and liquidity.

Income tax benefit and effective tax rate are as follows (in thousands, except rates):

August 22, 2020 through September 30, 2020
Current tax benefit	$(2,306)
Deferred tax benefit	(3)
Income tax benefit	$(2,309)
Effective income tax rate	16.7%

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities were as follows as of September 30, 2020 (in thousands):

September 30, 2020
Deferred tax assets:
Stock-based compensation	$2,951
Less: Valuation allowance	-
Net deferred tax assets	2,951
Deferred tax liabilities:
Oil and natural gas properties, principally due to differences in basis and depreciation and the deduction of intangible drilling costs for tax purposes	(43,447)
Net deferred tax liabilities	$(40,496)

The effective income tax rate differs from the U.S. statutory rate of 21 percent primarily due to permanent differences between GAAP income and taxable income. Periods prior to August 22, 2020 are not shown because the Predecessors were treated as partnerships for U.S. federal income tax purposes and therefore do not record a provision for U.S. federal income tax because the partners of the Predecessors report their share of the Predecessors’ income or loss on their respective income tax returns. The Predecessors are required to file tax returns on Form 1065 with the IRS. The 2017 through 2019 tax years remain open to examination.

As required by ASC Topic 740, “Income Taxes,” (“ASC 740”) the Company uses reasonable judgments and makes estimates and assumptions related to evaluating the probability of uncertain tax positions. The Company bases its estimates and assumptions on the potential liability related to an assessment of whether the income tax position will “more likely than not” be sustained in an income tax audit. Based on that analysis, the Company believes the Company has not taken any material uncertain tax positions, and therefore has not recorded an income tax liability related to uncertain tax positions. However, if actual results materially differ, the Company’s effective income tax rate and cash flows could be affected in the period of discovery or resolution. The Company also reviews the estimates and assumptions used in evaluating the probability of realizing the future benefits of the Company’s deferred tax assets and records a valuation allowance when the Company believes that a portion or all of the deferred tax assets may not be realized. If the Company is unable to realize the expected future benefits of its deferred tax assets, the Company is required to provide a valuation allowance. The Company uses its past history and experience, overall profitability, future management plans, tax planning strategies, and current economic information to evaluate the amount of valuation allowance to record. As of September 30, 2020, the Company has not recorded a valuation allowance for deferred tax assets arising from its operations because the Company believes they meet the “more likely than not” criteria as defined by the recognition and measurement provisions of ASC 740. However, the Company may not realize the $3.0 million in deferred tax assets it has as of September 30, 2020 if the estimates and assumptions used in evaluating the probability of realizing the future benefits of the Company's deferred tax assets change, which would affect the Company’s effective income tax rate and cash flows in the period of discovery or resolution.

The Company is also subject to Texas Margin Tax. The Company realized no Texas Margin Tax in the accompanying condensed consolidated and combined financial statements as we do not anticipate owing any Texas Margin Tax for any periods.

HIGHPEAK ENERGY, INC.

NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

September 30, 2020

(Unaudited)

NOTE 13. Earnings (Loss) Per Share

The components of basic and diluted net income (loss) per share attributable to common stockholders are as follows (in thousands):

Successor
August 22, through September 30, 2020
Net income (loss) attributable to common stockholders	$(11,516)
Participating share-based earnings (a)	-
Basic and diluted net income (loss) attributable to common stockholders	$(11,516)

Basic weighted average shares outstanding	91,592
Dilution attributable to stock-based compensation awards	-
Diluted weighted average shares outstanding	91,592

(a)

Participating earnings represent the distributed and undistributed earnings of the Company attributable to the participating securities. Unexercised stock option awards do not participate in undistributed net losses as they are not contractually obligated to do so.

NOTE 14. Stockholders’ Equity (Successor)

At September 30, 2020, the Company has 91,592,354 shares of common stock outstanding, 10,538,188 warrants outstanding with an exercise price of $11.50 per share that expire on August 21, 2025 and 10,209,300 CVRs outstanding that give the holders a right to receive up to 2.125 shares of HighPeak Energy common stock per CVR in order to satisfy the Preferred Returns (with an equivalent number of shares of Company common stock held by HighPeak I and HighPeak II being collectively forfeited in connection therewith).  As such, HighPeak I and HighPeak II have placed a total of 21,694,763 shares of common stock of the Company in escrow.

NOTE 15. Partners’ Capital (Predecessors)

Allocation of partner’s net profits and losses. Net income or loss and net gain or loss on investments of the Predecessors for the period are allocated among its partners in proportion to the relative capital contributions made to the Predecessors. The Predecessors realized a net loss of $85.0 million for the period from January 1, 2020 through August 21, 2020.

Partner’s distributions. The proceeds distributable by the Predecessors (which shall include all proceeds attributable to the disposition of investments, net of expenses) is distributable in accordance with their respective Partnership Agreements. As of August 21, 2020, the Predecessor had made distributions of $2.8 million prior to closing of the HighPeak business combination.

NOTE 16. Subsequent Events

The Company continues to monitor the impact of the COVID-19 pandemic on all aspects of its business, including the disruption to oil demand throughout the world. The length of this demand disruption is unknown, and there is significant uncertainty regarding the long-term impact to global oil demand, which has negatively impacted the Company's results of operations and led to a significant reduction in the Company's 2020 capital activities.

The Company granted 62,500 shares of common stock to its outside board members (12,500 shares to each board member) in November 2020 that were fully vested upon grant as compensation for their services to the Company for the first year of their terms. Directors elected to have a portion of their annual retainer paid in cash. Compensation expense related to these awards will be recognized during the fourth quarter of 2020 at the closing stock price on the date of grant.

In October 2020, the Company paid G4 Companies, LLC, a company wholly owned by a director of the Company, $1.5 million for the design of a full scale model for a water recycle and purification treatment facility that the Company plans to construct in our development area to handle produced water in an environmentally friendly manner. Phase I and II water testing has already been completed to ascertain the viability of such a system. The timing of the construction of the facility is still under review and consideration.

HIGHPEAK ENERGY, INC.

PART I. FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

HighPeak Energy, Inc. together with its subsidiaries (collectively, “HighPeak Energy,” the “Company” or the “Successor”) was formed in October 2019 solely for the purpose of combining the businesses of Pure Acquisition Corp. (“Pure”) and HPK Energy, LP (“HPK LP”). HPK LP was formed in August 2019 for the purpose combining the assets of HighPeak Energy, LP (“HighPeak I”) and HighPeak Energy II, LP (“HighPeak II”) into one entity given the proximity of both companies’ properties and the fact that both companies owned working interest in a significant number of the same wells and thus combining working interests would ease the administrative burden on the companies significantly. HighPeak I was formed in June 2014 for the purpose of acquiring, exploring and developing oil and natural gas properties, although it had no activity until late 2017. Beginning in 2017, HighPeak I began acquiring its assets through an organic leasing campaign and a series of acquisitions consisting primarily of leasehold acreage and existing vertical producing wells.

The Company’s assets are located primarily in Howard County, Texas, which lies within the northern part of the oil-rich Midland Basin. As of September 30, 2020, the assets consisted of a highly contiguous leasehold position of approximately 60,541 gross (51,343 net) acres, approximately 21% of which were held by production, with an average operated working interest of 85%. Approximately 97% of the operated acreage provides for horizontal wells with lateral lengths of 10,000 feet or greater. For the year ended December 31, 2019, approximately 86% and 14% of production from the assets were attributable to oil and natural gas, respectively. As of December 31, 2019, HPK LP was drilling with two (2) rigs, and as of September 30, 2020, the Company was drilling with one (1) rig. We are the operator on approximately 93% of the net acreage across the assets. Further, as of December 31, 2019, there were approximately 97 gross (50.2 net) producing wells, including 4 gross (3.5 net) horizontal wells, with total production of 949 Boe/d in December 2019. As of December 31, 2019, of the 11,497 MBoe of proved reserves of the assets, 43% were developed, 93% of which were liquids.

The financial results as presented in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” consist of the historical results of HighPeak I for the nine months ended September 30, 2019, HPK LP for the period from January 1, 2020 through August 21, 2020 and July 1, 2020 through August 21, 2020 and the Company from August 22, 2020 through September 30, 2020. At the closing of the HighPeak business combination on August 21, 2020, the Company’s “predecessor” for accounting purposes was HPK LP for the period from October 1, 2019 through August 21, 2020, and HighPeak I from January 1, 2017 through September 30, 2019 (collectively the “Predecessors”).

Outlook

HighPeak Energy’s financial position and future prospects, including its revenues, operating results, profitability, liquidity, future growth and the value of its assets, depend primarily on prevailing commodity prices. The oil and natural gas industry is cyclical and commodity prices are highly volatile. For example, during the period from January 1, 2018 through March 31, 2020, the NYMEX WTI crude oil price per Bbl ranged from a low of $16.55 to a high of $70.98, and the NYMEX natural gas price per MMBtu ranged from a low of $1.74 to a high of $4.09. The high, low and average prices for NYMEX WTI and NYMEX Henry Hub are monthly contract prices. During April 2020, NYMEX WTI crude oil and NYMEX natural gas prices averaged $16.55 per Bbl and $1.74 per MMBtu, respectively. Due to the absence of any debt, HPK LP has not historically entered into any hedges. HighPeak Energy intends to evaluate and potentially enter into hedging arrangements to protect its capital expenditure budget and to protect any future debt facility borrowing base, if any.

Impact of the COVID-19 Pandemic and 2020 Plan Changes

The COVID-19 pandemic has resulted in a severe worldwide economic downturn, significantly disrupting the demand for oil throughout the world, and has created significant volatility, uncertainty and turmoil in the oil and gas industry. The decrease in demand for oil combined with pressures on the global supply-demand balance for oil and related products, resulted in oil prices declining significantly beginning in late February 2020. The length of this demand disruption is unknown, and there is significant uncertainty regarding the long-term impact to global oil demand, which will ultimately depend on various factors and consequences beyond the Company's control, such as the duration and scope of the pandemic, the length and severity of the worldwide economic downturn, the ability of OPEC, Russia and other oil producing nations to manage the global oil supply, additional actions by businesses and governments in response to the pandemic, the economic downturn and the decrease in oil demand, the speed and effectiveness of responses to combat the virus, and the time necessary to balance oil supply and demand to restore oil pricing. In response to these developments, the Company has implemented measures to mitigate the impact of the COVID-19 pandemic on its employees, operations and financial position. These measures include, but are not limited to, the following:

Employee Safety. The Company has taken steps to keep its employees safe in light of the COVID-19 pandemic by implementing preventative measures and developing response plans intended to minimize unnecessary risk of exposure and infection among its employees. The Company has also modified certain business practices (including those related to non-operational employee work locations, such as a significant reduction in physical participation in meetings, events and conferences) to conform to government restrictions and best practices encouraged by the Center for Disease Control and Prevention, and other governmental and regulatory authorities.

HIGHPEAK ENERGY, INC.

Expense Management. With the reduction in revenue, the Company has implemented, and will continue to evaluate other cost saving initiatives, including:

•	Continuing to optimize drilling, completion and operational efficiencies, resulting in lower operating costs per unit of production.
•	Reducing annual general and administrative and other overhead related costs through various cost reduction efforts across the organization.

Balance Sheet, Cash Flow and Liquidity. The Company has taken the following actions to strengthen its financial position and increase liquidity:

•	Reduced its 2020 capital budget.
•	Maintained a debt free balance sheet and pursuing increased liquidity by adding a credit facility with a modest borrowing base at attractive interest rates.
•	Poised to use derivative positions to reduce the effects of oil price volatility on its net cash provided by operating activities.

The Company continues to assess the global impacts of the COVID-19 pandemic and may modify its plans as the health and economic impacts of COVID-19 continue to evolve.

Financial and Operating Performance

The Company's financial and operating performance for the period from August 22, 2020 through September 30, 2020 plus the period from July 1, 2020 through August 21, 2020 of its Predecessors included the following highlights:

•

Net loss attributable to common stockholders for the period from August 22, 2020 through September 30, 2020 was $11.5 million ($0.13 per diluted share) plus the net loss of the Company’s Predecessor for the period from July 1, 2020 through August 21, 2020 of $56,000 compared with a net loss of the Company’s Predecessors of $1.0 million for three months ended September 30, 2019. The primary components of the $10.6 million decrease in earnings attributable to common stockholders include:

•

a $14.5 million increase in stock-based compensation expense related to stock options that were granted in August 2020 upon the Company’s going public whereby approximately 75% of the stock options vested immediately causing a charge to earnings;

•

a $2.8 million increase in depletion, depreciation and amortization expense due to a 574% increase in overall sales volumes, partially offset by a 35% decrease in the depletion, depreciation and amortization rate from $27.82 to $18.18 per Boe, both as a result of increased proved reserves due to the Company’s successful horizontal drilling program in the Permian Basin;

•

a $1.1 million increase in production costs, including taxes, primarily attributable to the 574% increase in sales volumes as a result of the Company’s successful horizontal drilling program in the Permian Basin partially offset by 22% lower taxes on a dollar per Boe basis due to lower overall realized prices of 23%; and

•

a $542,000 increase in general and administrative costs associated with our increased activity surrounding drilling and completion operations as well as increased costs associated with being a public company starting on August 22, 2020;

partially offset by:

•

a $6.0 million increase in oil and gas revenues due to a 574% increase in daily sales volumes due to the Company’s successful horizontal drilling program in the Permian Basin and the fact the Company brought back on-line the majority of its production during the third quarter of 2020 after it being curtailed in April 2020 due to the COVID-19 related price downturn, partially offset by a 23% decrease in average realized commodity prices per Boe; and

•	a $2.3 million increase in the Company's income tax benefit due to the decrease in earnings during the three months ended June 30, 2020, compared with the same period in 2019.

•

During the period from August 22, 2020 through September 30, 2020, average daily sales volumes totaled 3,200 Boe/d and during the period from July 1, 2020 through August 21, 2020, average sales volumes totaled 1,369 Boe/d for an overall average for the three months ended September 30, 2020 of 2,165 Boe/d, an increase of 574% over the same period in 2019, due to the Company's successful horizontal drilling program in the Permian Basin and the fact that the Company brought back on-line the majority of its production during the third quarter of 2020 after it being curtailed in April 2020 due to the COVID-19 related price downturn.

•

Weighted average realized oil prices per Bbl decreased during the three months ended September 30, 2020 to $39.19 ($38.55 during the period from August 22, 2020 through September 30, 2020 and $40.43 during the period from July 1, 2020 through August 21, 2020), compared with $53.42 for the same period in 2019. Weighted average gas prices per Mcf increased to $1.89 during the three months ended September 30, 2020 ($2.30 during the period from August 22, 2020 through September 30, 2020 and $1.64 during the period from July 1, 2020 through August 21, 2020) compared with $1.34 during the same period in 2019.

•	Cash provided by operating activities totaled $1.2 million for the period from August 22, 2020 through September 30, 2020.

HIGHPEAK ENERGY, INC.

•

The Company raised $93.8 million of capital, net of offering costs, related to the HighPeak business combination that closed on August 21, 2020 while maintaining a balance sheet with no outstanding debt. This capital gives the Company flexibility in the short term to recommence its development program whereby we have added one drilling rig that is currently drilling a salt water disposal well in our development area and we have two completion crews currently working to frac eight (8) of our twelve (12) uncompleted wells that were drilled but not fully completed when operations were shut down earlier this year due primarily to the COVID-19 pandemic. We are also using this capital to finish completing our four (4) additional uncompleted wells.

Fourth Quarter 2020 Outlook

The fourth quarter is likely to continue to offer a high degree of uncertainty and market disruption. The extent to which the Company's future results are affected by the COVID-19 pandemic will depend on various factors and consequences beyond the Company's control, such as the duration and scope of the pandemic, the length and severity of the worldwide economic recovery, additional actions by businesses, OPEC and other cooperating countries, and governments in response to the pandemic, economic downturn and decline in oil demand, the speed and effectiveness of responses to combat the virus, and the time necessary to balance oil supply and demand. For additional information on the risks posed by the COVID-19 pandemic, see “Item 1A. Risk Factors” contained elsewhere in this Report.

Operations and Drilling Highlights

Average daily oil, NGL and gas sales volumes are as follows:

	Successor	Predecessors	Combined
	August 22, 2020 through September 30, 2020	January 1, 2020 through August 21, 2020	Nine Months Ended September 30, 2020
Oil (Bbls)	3,104	1,240	1,512
NGL (Bbls)	44	61	59
Gas (Mcf)	312	409	395
Total (Boe)	3,200	1,369	1,636

The Company's liquids production was 96 percent of total production on a Boe basis for the nine months ended September 30, 2020.

Costs incurred are as follows (in thousands):

	Successor	Predecessors	Combined
	August 22, 2020 through September 30, 2020	January 1, 2020 through August 21, 2020	Nine Months Ended September 30, 2020
Unproved property acquisition costs	$704	$2,753	$3,457
Proved acquisition costs	-	585	585
Total acquisitions	704	3,338	4,042
Development costs	1,654	933	2,587
Exploration costs	14,651	48,173	62,824
Total finding and development costs	17,009	52,444	69,453
Asset retirement obligations	29	98	127
Total costs incurred	$17,038	$52,542	$69,580

Development and exploration/extension drilling activity is as follows:

	Nine Months Ended September 30, 2020
	Development/ Service	Exploration/ Extension
Beginning wells in progress	-	13
Well spud	1	6
Successful wells	-	(9)
Ending wells in progress	1	10

HIGHPEAK ENERGY, INC.

The Company currently plans to operate one (1) drilling rig and an average of one (1) frac fleet in the Permian Basin during the last three months of 2020. However, the scope, duration and magnitude of the direct and indirect effects of the COVID-19 pandemic are continuing to evolve and in ways that are difficult or impossible to anticipate. Given the dynamic nature of this situation, the Company is maintaining flexibility in its capital plan and will continue to evaluate drilling and completion activity on an economic basis, with future activity levels assessed monthly.

During the nine months ended September 30, 2020, the Company successfully completed nine horizontal wells in the northern portion of our acreage, six of which are in the Wolfcamp A and three of which are in the Lower Spraberry formations. Of the ten exploration/extension wells in progress as of September 30, 2020, six are in the Wolfcamp A and four are in the Lower Spraberry formations. The one development/service well in progress as of September 30, 2020 is a salt-water disposal well being drilled near the center of our main production area to lower costs of handling the produced water from our producing wells.

Results of Operations

Factors Affecting the Comparability of the Predecessors Historical Financial Results

The comparability of the predecessors results of operations among the periods presented, and for future periods, is impacted by the following factors:

●

The historical financial statements included herein are the financial statements of HighPeak I from January 1, 2019 to September 30, 2019, and the financial statements of HPK LP for the period from August 28, 2019 (Inception) through December 31, 2019 and for the period beginning January 1, 2020 and ending on August 21, 2020, as the Predecessors for financial reporting purposes, on a stand-alone basis, and as such, do not include financial information regarding the HighPeak II assets for all periods;

●

As a corporation, under the Code, HighPeak Energy is subject to U.S. federal income taxes at a statutory rate of 21% of pretax earnings. This is a significant change from the Predecessors’ historical results because they were treated as partnerships for U.S. federal income tax purposes and, as such, the partners of the Predecessors reported their share of the Company’s income or loss on their respective income tax returns;

●

Our assets will incur certain additional general and administrative expenses related to being owned by a publicly traded company, that were not previously incurred in HPK LP’s cost structure, including, but not limited to, Securities Exchange Act of 1934, as amended (the “Exchange Act”), reporting expenses; expenses associated with Sarbanes-Oxley Act compliance; expenses associated with being listed on a national securities exchange; incremental independent auditor fees; incremental legal fees; investor relations expenses; registrar and transfer agent fees; incremental director and officer liability insurance costs; and independent director compensation;

●

The Predecessors have completed acquisitions during the periods presented, including primarily the acquisition of undeveloped acreage for approximately $2.8 million, $6.3 million and $40.2 million during the period beginning January 1, 2020 and ending on August 21, 2020 and the years ended December 31, 2019 and 2018, respectively, and to a lesser extent producing properties and proved undeveloped reserves of approximately $585,000, $4.6 million and $881,000 during the period beginning January 1, 2020 and ending on August 21, 2020 and the years ended December 31, 2019 and 2018, respectively; and

●	During the period beginning January 1, 2020 and ending on August 21, 2020, HPK LP recognized a charge to expense of $76.5 million related to the termination of the Grenadier Acquisition.

Three Months Ended September 30, 2020 Compared with Three Months Ended September 30, 2019

Oil and natural gas revenues.

Average daily sales volumes are as follows:

	Three Months Ended September 30, 2020
	Successor	Predecessors
	August 22, 2020 through September 30, 2020	July 1, 2020 through August 21, 2020	Three Months Ended September 30, 2019	Period to Period % Change
Oil (Bbls)	3,104	1,240	289	609%
NGL (Bbls)	44	61	-	100%
Natural Gas (Mcf)	312	409	194	89%
Total (Boe)	3,200	1,369	321	574%

The increase in average daily Boe sales volumes for the three months ended September 30, 2020, compared with the same period in 2019 was due to the Company's successful Wolfcamp A and Lower Spraberry horizontal drilling program and the fact that the Company brought back on-line the majority of its production during the third quarter of 2020 after production was curtailed in April 2020 due to the COVID-19 related price downturn.

HIGHPEAK ENERGY, INC.

The oil, NGL and natural gas prices that the Company reports are based on the market prices received for each commodity. The weighted average prices are as follows:

	Three Months Ended September 30, 2020
	Successor	Predecessors
	August 22, 2020 through September 30, 2020	July 1, 2020 through August 21, 2020	Three Months Ended September 30, 2019		Period to Period % Change
Oil per Bbl	$38.55	$40.43		$53.42	(27)%
NGL per Bbl	$16.43	$4.91	$	n/a	100%
Natural Gas per Mcf	$2.30	$2.04		$1.34	61%
Total per Boe	$37.77	$37.30		$48.84	(23)%

Oil and natural gas production costs.

Oil and gas production costs in total and per Boe are as follows (in thousands, except percentages and per Boe amounts):

	Three Months Ended September 30, 2020
	Successor	Predecessors
	August 22, 2020 through September 30, 2020	July 1, 2020 through August 21, 2020	Three Months Ended September 30, 2019	Period to Period % Change
Lease operating expenses	$670	$667	$536	149%
Lease operating expenses per Boe	$5.24	$9.38	$18.14	(63)%

The increase in lease operating expenses can be attributed to the fact that we had 11 producing horizontal wells during the three months ended September 30, 2020 compared to only two (2) wells during the same period in 2019. Likewise, the decrease in lease operating expense per Boe for the three months ended September 30, 2020, compared with the same period in 2019, was primarily attributable to the increased well count as well.

Production and ad valorem taxes.

Production and ad valorem taxes are as follows (in thousands, except percentages):

	Three Months Ended September 30, 2020
	Successor	Predecessors
	August 22, 2020 through September 30, 2020	July 1, 2020 through August 21, 2020	Three Months Ended September 30, 2019	Period to Period % Change
Production and ad valorem taxes	$257	$164	$80	426%

In general, production taxes and ad valorem taxes are directly related to commodity price changes; however, Texas ad valorem taxes are based upon prior year commodity prices, whereas production taxes are based upon current year commodity prices.

HIGHPEAK ENERGY, INC.

Production and ad valorem taxes per Boe are as follows:

	Three Months Ended September 30, 2020
	Successor	Predecessors
	August 22, 2020 through September 30, 2020	July 1, 2020 through August 21, 2020	Three Months Ended September 30, 2019	Period to Period % Change
Production taxes per Boe	$1.75	$1.71	$2.13	(18)%
Ad valorem taxes per Boe	$0.26	$0.59	$0.58	(38)%

The decrease in production taxes per Boe for the three months ended September 30, 2020, compared with the same period in 2019, was primarily due to the decrease in oil prices. The decrease in ad valorem taxes per Boe for the three months ended September 30, 2020, compared with the same period in 2019, was primarily due to a large number of wells that have come on production during 2020 that will have no ad valorem tax this year as 2021 will be the first year that they will be assessed ad valorem taxes. In Texas, ad valorem taxes are based on a valuation of the wells on January 1 of a given year.

Depletion, depreciation and amortization expense.

Depletion, depreciation and amortization (“DD&A”) expense and DD&A expense per Boe are as follows (in thousands, except percentages and per Boe amounts):

	Three Months Ended September 30, 2020
	Successor	Predecessors
	August 22, 2020 through September 30, 2020	July 1, 2020 through August 21, 2020	Three Months Ended September 30, 2019	Period to Period % Change
DD&A expense	$2,327	$1,294	$822	341%
DD&A expense per Boe	$18.18	$18.17	$27.82	(35)%

The increase in DD&A was primarily due to the increased production associated with our successful horizontal drilling program. Also, the decrease in DD&A per Boe was primarily due to additions of proved reserves attributable to the Company's successful Wolfcamp/Spraberry horizontal drilling program.

HIGHPEAK ENERGY, INC.

General and administrative expense.

General and administrative expense and general and administrative expense per Boe as well as stock-based compensation expense are as follows (in thousands, except percentages and per Boe amounts):

	Three Months Ended September 30, 2020
	Successor	Predecessors
	August 22, 2020 through September 30, 2020	July 1, 2020 through August 21, 2020	Three Months Ended September 30, 2019	Period to Period % Change
General and administrative expense	$816	$567	$841	64%
General and administrative expense per Boe	$6.38	$7.96	$28.46	(76)%
Stock-based compensation expense	$14,508	$-	$-	100%

The increase in general and administrative expense for the three months ended September 30, 2020, compared with the same period in 2019, is primarily due to the increase in operational activity at the Company with our drilling program that we implemented in late 2019 and resumed in September 2020 in addition to additional administrative costs incurred related to being a public company also beginning in August 2020. The decrease in general and administrative expenses per Boe during the three months ended September 30, 2020 can also be attributed to our successful drilling program in the Permian Basin and the fact that the Company brought back on-line the majority of its production during the third quarter of 2020 after production was curtailed in April 2020 due to the COVID-19 related price downturn.

The increase in noncash stock-based compensation expense is due to stock options being granted to officers and employees upon completion of the initial public offering. Approximately 75 percent of the stock options granted vested immediately.

Income tax benefit.

	Three Months Ended September 30, 2020
	Successor	Predecessors
	August 22, 2020 through September 30, 2020	July 1, 2020 through August 21, 2020	Three Months Ended September 30, 2019	Period to Period % Change
Income tax benefit	$2,309	$-	$-	100%
Effective income tax rate	16.7%	-	-	16.7%

The change in income tax benefit during the three months ended September 30, 2020, compared with the same period in 2019, was due to the fact that the Predecessors were treated as partnerships for U.S. federal income tax purposes and, as such, the partners of the Predecessors reported their share of the Company’s income or loss on their respective income tax returns.  In contrast, HighPeak Energy is a corporation and is subject to U.S. federal income taxes on any income or loss following the business combination on August 21, 2020.  The effective income tax rate differs from the statutory rate primarily due to permanent differences between GAAP income and taxable income. See Note 12 of Notes to Consolidated Financial Statements included in "Item 1. Financial Statements" for additional information.

HIGHPEAK ENERGY, INC.

Nine Months Ended September 30, 2020 Compared with Nine Months Ended September 30, 2019

Oil and natural gas revenues.

Average daily sales volumes are as follows:

	Nine Months Ended September 30, 2020
	Successor	Predecessors
	August 22, 2020 through September 30, 2020	January 1, 2020 through August 21, 2020	Nine Months Ended September 30, 2019	YTD to YTD % Change
Oil (Bbls)	3,104	1,007	291	351%
NGL (Bbls)	44	86	-	100%
Natural Gas (Mcf)	312	373	216	69%
Total (BOE)	3,200	1,154	327	344%

The increase in average daily Boe sales volumes for the nine months ended September 30, 2020, compared with the same period in 2019 was due to the Company's successful Wolfcamp A and Lower Spraberry horizontal drilling program and the fact that the Company brought back on-line the majority of its production during the third quarter of 2020 after production was curtailed in April 2020 due to the COVID-19 related price downturn.

The oil, NGL and natural gas prices that the Company reports are based on the market prices received for each commodity. The weighted average prices are as follows:

	Nine Months Ended September 30, 2020
	Successor	Predecessors
	August 22, 2020 through September 30, 2020	January 1, 2020 through August 21, 2020	Nine Months Ended September 30, 2019		YTD to YTD % Change
Oil per Bbl	$38.55	$34.26		$52.33	(28)%
NGL per Bbl	$16.43	$9.31	$	n/a	100%
Natural Gas per Mcf	$2.30	$0.52		$1.75	(24)%
Total per Boe	$37.77	$30.44		$47.71	(25)%

Oil and natural gas production costs.

Oil and natural gas production costs in total and per Boe are as follows (in thousands, except percentages and per Boe amounts):

	Nine Months Ended September 30, 2020
	Successor	Predecessors
	August 22, 2020 through September 30, 2020	January 1, 2020 through August 21, 2020	Nine Months Ended September 30, 2019	YTD to YTD % Change
Lease operating expenses	$670	$4,870	$1,794	209%
Lease operating expenses per Boe	$5.24	$18.03	$20.11	(67)%

The increase in lease operating expenses can be attributed to the fact that we had eleven (11) producing horizontal wells during the nine months ended September 30, 2020 compared with only two (2) wells during the same period in 2019. Likewise, the decrease in lease operating expense per Boe for the nine months ended September 30, 2020, compared with the same period in 2019, was primarily attributable to the increased production.

HIGHPEAK ENERGY, INC.

Production and ad valorem taxes.

Production and ad valorem taxes are as follows (in thousands, except percentages):

	Nine Months Ended September 30, 2020
	Successor	Predecessors
	August 22, 2020 through September 30, 2020	January 1, 2020 through August 21, 2020	Nine Months Ended September 30, 2019	YTD to YTD % Change
Production and ad valorem taxes	$257	$566	$261	215%

In general, production taxes and ad valorem taxes are directly related to commodity price changes; however, Texas ad valorem taxes are based upon prior year commodity prices, whereas production taxes are based upon current year commodity prices.

Production and ad valorem taxes per Boe are as follows:

	Nine Months Ended September 30, 2020
	Successor	Predecessors
	August 22, 2020 through September 30, 2020	January 1, 2020 through August 21, 2020	Nine Months Ended September 30, 2019	YTD to YTD % Change
Production taxes per Boe	$1.75	$1.42	$2.21	(25)%
Ad valorem taxes per Boe	$0.26	$0.68	$0.72	(48)%

The decrease in production taxes per Boe for the nine months ended September 30, 2020, compared with the same period in 2019, was primarily due to the decrease in oil prices. The decrease in ad valorem taxes per Boe for the nine months ended September 30, 2020, compared with the same period in 2019, was primarily due to a large number of wells that have come on production during 2020 that will have no ad valorem tax this year as 2021 will be the first year that they will be assessed ad valorem taxes. In Texas, ad valorem taxes are based on a wells valuation on January 1 of a given year.

Depletion, depreciation and amortization expense.

DD&A expense and DD&A expense per Boe are as follows (in thousands, except percentages and per Boe amounts):

	Nine Months Ended September 30, 2020
	Successor	Predecessors
	August 22, 2020 through September 30, 2020	January 1, 2020 through August 21, 2020	Nine Months Ended September 30, 2019	YTD to YTD % Change
DD&A expense	$2,327	$6,385	$2,523	228%
DD&A expense per Boe	$18.18	$23.64	$29.78	(34)%

The increase in DD&A was primarily due to the increased production associated with our successful horizontal drilling program. Also, the decrease in DD&A per Boe was primarily due to additions of proved reserves attributable to the Company's successful Wolfcamp/Spraberry horizontal drilling program.

HIGHPEAK ENERGY, INC.

General and administrative expense.

General and administrative expense and general and administrative expense per Boe as well as stock-based compensation expense are as follows (in thousands, except percentages and per Boe amounts):

	Nine Months Ended September 30, 2020
	Successor	Predecessors
	August 22, 2020 through September 30, 2020	January 1, 2020 through August 21, 2020	Nine Months Ended September 30, 2019	YTD to YTD % Change
General and administrative expense	$816	$4,840	$2,523	124%
General and administrative expense per Boe	$6.38	$17.92	$28.28	(67)%
Stock-based compensation expense	$14,508	$-	$-	100%

The increase in general and administrative expense for the nine months ended September 30, 2020, compared with the same period in 2019, is primarily due to the increase in operational activity at the Company with our drilling program that we implemented in late 2019 and resumed in September 2020 in addition to additional administrative costs incurred related to being a public company also beginning in August 2020. The decrease in general and administrative expenses per Boe during the nine months ended September 30, 2020 can also be attributed to our successful drilling program in the Permian Basin and the fact that the Company brought back on-line the majority of its production during the third quarter of 2020 after production was curtailed in April 2020 due to the COVID-19 related price downturn.

The increase in noncash stock-based compensation expense is due to stock options being granted to officers and employees upon completion of the initial public offering. Approximately 75 percent of the stock options granted vested immediately.

Income tax benefit.

	Nine Months Ended September 30, 2020
	Successor	Predecessors
	August 22, 2020 through September 30, 2020	January 1, 2020 through August 21, 2020	Nine Months Ended September 30, 2019	YTD to YTD % Change
Income tax benefit	$2,309	$-	$-	100%
Effective income tax rate	16.7%	-	-	16.7%

The change in income tax benefit during the nine months ended September 30, 2020, compared with the same period in 2019, was due to the fact that the Predecessors were treated as partnerships for U.S. federal income tax purposes and, as such, the partners of the Predecessors reported their share of the Company’s income or loss on their respective income tax returns.  In contrast, HighPeak Energy is a corporation and is subject to U.S. federal income taxes on any income or loss following the business combination on August 21, 2020.  The effective income tax rate differs from the statutory rate primarily due to permanent differences between GAAP income. See Note 12 of Notes to Consolidated Financial Statements included in "Item 1. Financial Statements" for additional information.

Liquidity and Capital Resources

Liquidity. In response to the COVID-19 pandemic, the Company has taken steps to reduce, defer or cancel certain planned capital expenditures and reduce its overall cost structure commensurate with its expected level of activities.

The Company's primary sources of short-term liquidity are (i) cash and cash equivalents, (ii) net cash provided by operating activities, and on an opportunistic basis, (iii) issuances of debt or equity securities and (iv) other sources, such as sales of nonstrategic assets.

As of September 30, 2020, the Company had no outstanding borrowings. The Company is currently negotiating a credit facility to provide the Company with a future source of liquidity. While the Company is confident it will enter into a credit facility in the near future, there can be no assurance that it will close. The Company also had unrestricted cash on hand of $54.9 million as of September 30, 2020.

HIGHPEAK ENERGY, INC.

The Company's primary needs for cash are for (i) capital expenditures, (ii) acquisitions of oil and gas properties, (iii) payments of contractual obligations, and (iv) working capital obligations. Funding for these cash needs may be provided by any combination of the Company's sources of liquidity. Although the Company expects that its sources of funding will be adequate to fund its revised 2020 planned capital expenditures and provide adequate liquidity to fund other needs, no assurance can be given that such funding sources will be adequate to meet the Company's future needs.

2020 capital budget. In response to the uncertainty around the duration and overall impact to the Company caused by the COVID-19 pandemic, the Company has reduced its capital budget for the remainder of 2020 after the HighPeak business combination to approximately $66 million. The Company's capital expenditures for the nine months ended September 30, 2020 were $69.5 million.

Capital resources. Cash flows from operating, investing and financing activities are summarized below.

	Nine Months Ended September 30, 2020
	Successor	Predecessors
	August 22, 2020 through September 30, 2020	January 1, 2020 through August 21, 2020	Nine Months Ended September 30, 2019	YTD to YTD Change
Net cash provided by (used in) operating activities	$1,154	$(4,102)	$1,848	$(4,796)
Net cash used in investing activities	$(42,033)	$(67,886)	$(18,684)	$(91,235)
Net cash provided by financing activities	$93,810	$51,220	$19,934	$130,096

Operating activities. The decrease in net cash flow provided by operating activities for the nine months ended September 30, 2020, compared with the same period in 2019, was primarily due to a decrease in accounts payable and accrued liabilities primarily related the relatively high amount of accrued expenses related to the business combinations that the Predecessor was working on at the end of 2019, an increase in accounts receivable from the increased oil and gas revenues related to increased production volumes in September 2020 versus 2019 partially offset by a decrease in joint interest billing receivables, and an increase in inventory due to the purchase of oilfield materials and supplies that will be needed with our current development program. These decreases in net cash flow provided by operating activities were partially offset by an increase in cash flow from the statement of operations related primarily to the increased revenues associated with increased production volumes as a result of our successful horizontal drilling program.

Investing activities. The increase in net cash used in investing activities for the nine months ended September 30, 2020, compared with the same period in 2019, was primarily due to increases in additions to oil and gas properties as the Company began a development drilling program with two rigs in late-2019 and continued through March 2020 at which time it paused its development drilling program. The Company recommenced its development drilling program with one rig in September 2020. The Company also funded an extension payment of $15.0 million related to an acquisition in 2020 that was terminated and funded notes receivable to Pure of $7.5 million related to the HighPeak business combination. Partially offsetting these increases in cash used in investing activities was a decrease in the amount of acquisitions of oil and gas properties during the nine months ended September 30, 2020 compared with the same period in 2019.

Financing activities. The Company's significant financing activities are as follows:

•

2020: The Company (i) received $93.8 million from the aforementioned business combination, net of issuance fees, (ii) received $54.0 million in capital contributions from its partners prior to the closing of the aforementioned business combination, and (iii) made distributions to its partners totaling $2.8 million prior to the closing of the aforementioned business combination.

•	2019: The Company’s Predecessors received $19.9 million in capital contributions from its partners.

Contractual obligations. The Company's contractual obligations include leases (primarily related to contracted drilling rigs, equipment and office facilities), capital funding obligations and other liabilities. Other joint owners in the properties operated by the Company could incur portions of the costs represented by these commitments.

New Accounting Pronouncements

The effects of new accounting pronouncements are discussed in Note 2 of Notes to Consolidated Financial Statements included in "Item 1. Financial Statements."

HIGHPEAK ENERGY, INC.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s major market risk exposure is in the pricing that it receives for production of oil, natural gas and NGLs. Pricing for oil, natural gas and NGLs has been volatile and unpredictable for several years, and HighPeak Energy expects this volatility to continue in the future.

During the period from January 1, 2018 through September 30, 2020, the NYMEX WTI crude oil price per Bbl ranged from a low of $16.55 to a high of $70.98, and the NYMEX natural gas price per MMBtu ranged from a low of $1.74 to a high of $4.09. The high, low and average prices for NYMEX WTI and NYMEX Henry Hub are monthly contract prices. During April 2020, NYMEX WTI crude oil and NYMEX natural gas prices averaged $16.55 per Bbl and $1.74 per MMBtu, respectively. A $1.00 per barrel increase (decrease) in the weighted average oil price for the nine months ended September 30, 2020 would have increased (decreased) the Company’s revenues by approximately $476,000 on an annualized basis and a $0.10 per Mcf increase (decrease) in the weighted average natural gas price for the nine months ended September 30, 2020 would have increased (decreased) the Company’s revenues by approximately $13,000 on an annualized basis.

Due to this volatility, the Company may begin to use, commodity derivative instruments, such as collars, puts and swaps, to hedge price risk associated with a portion of anticipated production. These hedging instruments allow the Company to reduce, but not eliminate, the potential effects of the variability in cash flow from operations due to fluctuations in oil and natural gas prices and provide increased certainty of cash flows for its drilling program. These instruments provide only partial price protection against declines in oil and natural gas prices and may partially limit the Company’s potential gains from future increases in prices. The Company may enter into hedging arrangements to protect its capital expenditure budget and to protect a Credit Facility borrowing base. The Company does not enter into any financial instruments, including derivatives, for speculative or trading purposes.

Counterparty and Customer Credit Risk. The Company’s derivative contracts, if any, expose it to credit risk in the event of nonperformance by counterparties. It is anticipated that if the Company enters into any commodity contracts, the collateral for the outstanding borrowings under any debt facility the Company may enter into may be used as collateral for the Company’s commodity derivatives. The Company evaluates the credit standing of its counterparties as it deems appropriate. It is anticipated that any counterparties to HighPeak Energy’s derivative contracts would have investment grade ratings.

The Company’s principal exposures to credit risk are through receivables from the sale of oil and natural gas production due to the concentration of its oil and natural gas receivables with a few significant customers. The inability or failure of the Company’s significant customers to meet their obligations to the Company or their insolvency or liquidation may adversely affect the Company’s financial results. However, the Company believes the credit quality of its customers is high.

HIGHPEAK ENERGY, INC.

The average forward prices based on September 30, 2020 market quotes were as follows:

	Fourth Quarter 2020	Year Ending December 31, 2021
Average forward NYMEX oil price per Bbl	$40.73	$42.46
Average forward NYMEX gas price per MMBtu	$2.82	$2.92

The average forward purchase prices based on November 10, 2020 market quotes were as follows:

	Fourth Quarter 2020	Year Ending December 31, 2021
Average forward NYMEX oil price per Bbl	$41.78	$42.92
Average forward NYMEX gas price per MMBtu	$2.95	$2.96

Credit risk. The Company's primary concentration of credit risks are associated with (i) the collection of receivables resulting from the sale of oil and natural gas production and (ii) the risk of a counterparty's failure to meet its obligations under derivative contracts with the Company.

The Company monitors exposure to counterparties primarily by reviewing credit ratings, financial criteria and payment history. Where appropriate, the Company obtains assurances of payment, such as a guarantee by the parent company of the counterparty or other credit support. The Company's oil and gas is sold to various purchasers who must be prequalified under the Company's credit risk policies and procedures. Historically, the Company's credit losses on oil and gas receivables have not been material.

The Company uses credit and other financial criteria to evaluate the credit standing of, and to select, counterparties to its derivative instruments. Although the Company does not obtain collateral or otherwise secure the fair value of its derivative instruments, associated credit risk is mitigated by the Company's credit risk policies and procedures.

The Company will enter into International Swap Dealers Association Master Agreements ("ISDA Agreements") with each of its derivative counterparties. The terms of the ISDA Agreements provide the Company and the counterparties with right of set off upon the occurrence of defined acts of default by either the Company or a counterparty to a derivative contract, whereby the party not in default may set off all derivative liabilities owed to the defaulting party against all derivative asset receivables from the defaulting party.

HIGHPEAK ENERGY, INC.

ITEM 4.     CONTROLS AND PROCEDURES

Prior to the HighPeak business combination, HighPeak Energy was a wholly owned subsidiary of Pure with no operations formed to be the Surviving Corporation in connection with the HighPeak business combination. As a result, previously existing internal controls are no longer applicable or comprehensive enough as of the assessment date as the Company's operations prior to the HighPeak business combination were insignificant compared to those of the consolidated entity post-business combination. The design and implementation of internal controls over financial reporting for the Company's post-business combination has required and will continue to require significant time and resources from management and other personnel. Because of this, the design and ongoing development of HighPeak Energy’s framework for implementation and evaluation of internal control over financial reporting is in its preliminary stages. As a result, management was unable, without incurring unreasonable effort or expense, to conduct an assessment on the effectiveness of HighPeak Energy’s disclosure controls and procedures as of September 30, 2020.

The design and implementation of internal control over financial reporting for the Company post-business combination has required and will continue to require significant time and resources from management and other personnel. We were engaged in the process of the design and implementation of our internal control over financial reporting in a manner commensurate with the scale of our operations post-business combination.  During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

The Company is party to various proceedings and claims incidental to its business. While many of these matters involve inherent uncertainty, the Company believes that the amount of the liability, if any, ultimately incurred with respect to these proceedings and claims will not have a material adverse effect on the Company's consolidated financial position as a whole or on its liquidity, capital resources or future annual results of operations.

ITEM 1A.     RISK FACTORS

In addition to the information set forth in this report, the risks that are discussed in the Registration Statement, under the headings "Risk Factors,” “Business,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Quantitative and Qualitative Disclosures About Market Risk” should be carefully considered, as such risks could materially affect the Company's business, financial condition or future results. There has been no material change in the Company's risk factors that were described in the Registration Statement.

These risks are not the only risks facing the Company. Additional risks and uncertainties not currently known to the Company or that it currently deems to be immaterial also may have a material adverse effect on the Company's business, financial condition or future results.

The recent COVID-19 pandemic and other pandemic outbreaks could negatively impact our business and results of operations.

The Company may face additional risks related to the recent outbreak of COVID-19, which has been declared a “pandemic” by the World Health Organization. International, federal, state and local public health and governmental authorities have taken extraordinary and wide-ranging actions to contain and combat the outbreak and spread of COVID-19 in regions across the United States and the world, including mandates for many individuals to substantially restrict daily activities and for many businesses to curtail or cease normal operations. To the extent the COVID-19 outbreak continues or worsens, governments may impose additional similar restrictions. The full impact of the COVID-19 outbreak is unknown and rapidly evolving. The outbreak and any preventative or protective actions that the Company or its customers may take in respect to this virus may result in a period of disruption, including the Company’s financial reporting capabilities. Any resulting impact cannot be reasonably estimated at this time but may materially affect the business and the Company’s financial condition and results of operations. The extent to which the COVID-19 outbreak impacts our results will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of COVID-19 and the actions to contain COVID-19 or treat its impact, among others.

HIGHPEAK ENERGY, INC.

ITEM 6.     EXHIBITS

Exhibit
Number	Description

2.1

Business Combination Agreement, dated as of May 4, 2020, by and among Pure Acquisition Corp., HighPeak Energy, Inc., Pure Acquisition Merger Sub, Inc., HighPeak Energy, LP, HighPeak Energy II, LP, HighPeak Energy III, LP, HPK Energy, LLC, and, solely for limited purposes specified therein, HighPeak Energy Management, LLC (incorporated by reference to Annex A to the Company’s Registration Statement on Form S-4 and Form S-1 (File No. 333-235313) filed with the SEC on August 5, 2020.

2.2

First Amendment to Business Combination Agreement, dated as of June 12, 2020, by and among, Pure Acquisition Corp., HighPeak Energy, Inc., Pure Acquisition Merger Sub, Inc., HighPeak Energy, LP, HighPeak Energy II, LP, HighPeak Energy III, LP, HPK Energy, LLC and HighPeak Energy Management, LLC (incorporated by reference to Annex A-I to the Company’s Registration Statement on Form S-4 and Form S-1 (File No. 333-235313) filed with the SEC on August 5, 2020).

2.3

Second Amendment to Business Combination Agreement, dated as of July 1, 2020, by and among, Pure Acquisition Corp., HighPeak Energy, Inc., Pure Acquisition Merger Sub, Inc., HighPeak Energy, LP, HighPeak Energy II, LP, HighPeak Energy III, LP, HPK Energy, LLC and HighPeak Energy Management, LLC (incorporated by reference to Annex A-II to the Company’s Registration Statement on Form S-4 and Form S-1 (File No. 333-235313) filed with the SEC on August 5, 2020).

2.4

Third Amendment to Business Combination Agreement, dated as of July 24, 2020, by and among, Pure Acquisition Corp., HighPeak Energy, Inc., Pure Acquisition Merger Sub, Inc., HighPeak Energy, LP, HighPeak Energy II, LP, HighPeak Energy III, LP, HPK Energy, LLC and HighPeak Energy Management, LLC (incorporated by reference to Annex A-III to the Company’s Registration Statement on Form S-4 and Form S-1 (File No. 333-235313) filed with the SEC on August 5, 2020).

3.1

Amended and Restated Certificate of Incorporation of HighPeak Energy, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-39464) filed with the SEC on August 27, 2020).

3.2	Amended and Restated Bylaws of HighPeak Energy, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-39464) filed with the SEC on November 9, 2020).

4.1

Registration Rights Agreement, dated as of August 21, 2020, by and among HighPeak Energy, Inc., HighPeak Pure Acquisition, LLC, HighPeak Energy, LP, HighPeak Energy II, LP, HighPeak Energy III, LP and certain other security holders named therein (incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K (File No. 001-39464) filed with the SEC on August 27, 2020).

4.2

Stockholders’ Agreement, dated as of August 21, 2020, by and among HighPeak Energy, Inc., HighPeak Pure Acquisition, LLC, HighPeak Energy, LP, HighPeak Energy II, LP, HighPeak Energy III, LP, Jack Hightower and certain directors of Pure Acquisition Corp. (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K (File No. 001-39464) filed with the SEC on August 27, 2020).

4.3

Warrant Agreement, dated April 12, 2018, by and among Pure Acquisition Corp., its officers and directors and HighPeak Pure Acquisition, LLC (incorporated by reference to Exhibit 4.4 to the Company’s Registration Statement on Form S-4 and Form S-1 (File No. 333-235313) filed with the SEC on August 5, 2020).

4.4	Amendment and Assignment to Warrant Agreement, dated as of August 21, 2020, by and among Pure Acquisition Corp., Continental Stock Transfer & Trust Company and HighPeak Energy, Inc. (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-4 and Form S-1 (File No. 333-235313) filed with the SEC on August 5, 2020).

10.1

Contingent Value Rights Agreement, dated as of August 21, 2020, by and among HighPeak Energy, Inc., HighPeak Pure Acquisition, LLC, HighPeak Energy, LP, HighPeak Energy II, LP and Continental Stock Transfer & Trust Company, as rights agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-39464) filed with the SEC on August 27, 2020).

10.2

Amended and Restated Forward Purchase Agreement, dated as July 24, 2020, by and among HighPeak Energy, Inc., the Purchasers therein, HighPeak Energy Partners, LP and, solely for the purposes specified therein, Pure Acquisition Corp (incorporated by reference to Annex F to the Company’s Registration Statement on Form S-4 and Form S-1 (File No. 333-235313) filed with the SEC on August 5, 2020).

10.3

HighPeak Energy, Inc. Amended and Restated Long Term Incentive Plan (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K (File No. 001-39464) filed with the SEC on August 27, 2020).

10.4	Form of Stock Option Agreement (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K (File No. 001-39464) filed with the SEC on August 27, 2020).

31.1*	Certification of the Company’s Chief Executive Officer Pursuant to Section 302 of the Sarbanes Oxley Act of 2002 (18 U.S.C. Section 7241)

31.2*	Certification of the Company’s Chief Financial Officer Pursuant to Section 302 of the Sarbanes Oxley Act of 2002 (18 U.S.C. Section 7241)

32.1**	Certification of the Company’s Chief Executive Officer Pursuant to Section 906 of the Sarbanes Oxley Act of 2002 (18 U.S.C. Section 1350)

32.2**	Certification of the Company’s Chief Financial Officer Pursuant to Section 906 of the Sarbanes Oxley Act of 2002 (18 U.S.C. Section 1350)

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

_________________

*	Filed herewith.
**	Furnished herewith.

HIGHPEAK ENERGY, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned hereto duly authorized.

HIGHPEAK ENERGY, INC.

November 12, 2020	By:	/s/ Steven Tholen
Steven Tholen
Chief Financial Officer

November 12, 2020	By:	/s/ Keith Forbes
Keith Forbes
Vice President and Chief Accounting Officer