Form 10-K
period 2020-12-31
HighPeak Energy, Inc.
filed 2021-03-15
CIK 1792849

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

______________________________

FORM 10-K

______________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

(817) 850-9200

(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered

Common Stock, par value $0.0001 per share	HPK	The Nasdaq Stock Market LLC
Warrants to purchase Common Stock	HPKEW	The Nasdaq Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Act. Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐  No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒     No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by checkmark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 762(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☒

As of June 30, 2020, the last business day of the registrant’s most recently completed second quarter, there was no public market for the registrant’s common stock. The registrant’s common stock began trading on the Nasdaq Stock Market LLC on August 24, 2020.

Number of shares of Common Stock outstanding as of March 15, 2021 – 92,675,898

DOCUMENTS INCORPORATED BY REFERENCE:

(1)

Portions of the Definitive Proxy Statement for the Company’s Annual Meeting of Shareholders to be held in June 2021, which will be filed with the United States Securities and Exchange Commission within 120 days of December 31, 2020, are incorporated into Part III of this Annual Report on Form 10-K.

HIGHPEAK ENERGY, INC.

HIGHPEAK ENERGY, INC.

Definitions of Certain Terms and Conventions Used Herein

Within this Annual Report on Form 10-K (this “Annual Report”), the following terms and conventions have specific meanings:

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
•

“Business Combination Agreement” are to the Business Combination Agreement, dated May 4, 2020, as amended, by and among the Company, Pure, MergerSub, HighPeak I, HighPeak II, HighPeak III, HPK GP, and solely for the limited purposes specified therein, HPK Energy Management, LLC, pursuant to which, among other things and subject to the terms and conditions contained therein, (i) MergerSub merged with and into Pure, with Pure surviving as a wholly owned subsidiary of HighPeak Energy, (ii) each outstanding share of Pure’s Class A common stock, par value $0.0001 per share, and Pure’s Class B common stock, par value $0.0001 per share (other than certain shares of Pure’s Class B common stock that were surrendered for cancellation by HighPeak Pure Acquisition, LLC (“Pure’s Sponsor”) were converted into the right to receive (A) one share of HighPeak Energy’s common stock (and cash in lieu of fractional shares, if any), and (B) solely with respect to each outstanding share of Pure’s Class A common stock, (I) a cash amount, without interest, equal to $0.62, which represented the amount by which the per-share redemption value of Pure’s Class A common stock at the closing exceeded $10.00 per share, without interest, in each case, totaling approximately $767,902, (II) one (1) Contingent Value Right, for each one whole share of HighPeak Energy’s common stock (excluding fractional shares) issued to holders of Pure’s Class A common stock pursuant to clause (A), representing the right to receive additional shares of HighPeak Energy’s common stock (or such other specified consideration as is specified with respect to certain events) under certain circumstances if necessary to satisfy a 10% preferred simple annual return, subject to a floor downside per-share price of $4.00, as measured at the applicable maturity, which will occur on a date to be specified and which may be any date occurring during the period beginning on (and including) August 21, 2022 and ending on (and including) February 21, 2023, or in certain circumstances after the occurrence of certain change of control events with respect to the Company’s business, including certain mergers, consolidations and asset sales (with an equivalent number of shares of HighPeak Energy’s common stock held by the HPK Contributors being collectively forfeited) and (III) one warrant to purchase one share of HighPeak Energy’s common stock for each one whole share of HighPeak Energy’s common stock (excluding fractional shares) issued to holders of Pure’s Class A common stock pursuant to clause (A), (iii) the HPK Contributors contributed their limited partner interests in HPK LP to HighPeak Energy in exchange for HighPeak Energy common stock and the general partner interests in HPK LP to a wholly owned subsidiary of HighPeak Energy in exchange for no consideration, and (b) contributed the outstanding Sponsor Loans (as defined in the Business Combination Agreement) in exchange for HighPeak Energy common stock and such Sponsor Loans (as defined in the Business Combination Agreement) were cancelled in connection with the closing, and (iv) following the consummation of the foregoing transactions, HighPeak Energy caused HPK LP to merge with and into the Surviving Corporation (as successor to Pure) and all interests in HPK LP were cancelled in exchange for no consideration.

•	“Closing” means the closing of the HighPeak business combination between the Company, Pure, HPK LP, HighPeak I and HighPeak II on August 21, 2020.
•	“common stock” or “HighPeak Energy common stock” means the Company’s common stock, par value $0.0001 per share.
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

•	"DD&A" means depletion, depreciation and amortization expense.
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

•	“Formation” A layer of rock which has distinct characteristics that differs from nearby rocks.
•	"GAAP" means accounting principles generally accepted in the United States of America.
•	“Gross wells” or “gross wells” means the total wells in which a working interest is owned.
•	“Held by production” Acreage covered by a mineral lease that perpetuates a company’s right to operate a property as long as the property produces a minimum paying quantity of oil or natural gas.
•	“HighPeak business combination” means the transactions contemplated by the Business Combination Agreement, which closed on August 21, 2020.
•

"HighPeak Energy" or the "Company" means, at the time of and after the HighPeak business combination, HighPeak Energy, Inc. and its subsidiaries (the “Successor”) and, prior to the HighPeak business combination, the Predecessors.

•

“HighPeak Group” means HighPeak Pure Acquisition, LLC, a Delaware limited liability company, and wholly owned subsidiary of HighPeak I, the HPK Contributors and Jack Hightower and each of their respective affiliates and certain permitted transferees, collectively.

•	“HighPeak I” means HighPeak Energy, LP, a Delaware limited partnership.
•	“HighPeak II” means HighPeak Energy II, LP, a Delaware limited partnership.
•	“HighPeak III” means HighPeak Energy III, LP, a Delaware limited partnership.
•	“Horizontal drilling” A drilling technique used in certain formations where a well is drilled vertically to a certain depth and then drilled at a right angle within a specified interval.
•	“HPK Contributors” means HighPeak I, HighPeak II and HPK GP.
•	“HPK GP” means HPK Energy, LLC, a Delaware limited liability company.
•	“HPK LP” means HPK Energy, LP, a Delaware limited partnership.
•

“Hydraulic fracturing” is the technique of stimulating the production of hydrocarbons from tight formations.  The Company routinely utilizes hydraulic fracturing techniques in its drilling and completion programs.  The process involves the injection of water, sand, and chemicals under pressure into the formation to fracture the surrounding rock and stimulate production.

•

“Lease operating expenses” The expenses of lifting oil or natural gas from a producing formation to the surface, constituting part of the current operating expenses of a working interest including labor, superintendence, supplies, repairs, short-lived assets, maintenance, allocated overhead costs, workover, marketing and transportation costs, ad valorem taxes, insurance and other expenses incidental to production, but excluding lease acquisition or drilling or completion expenses.

•	"MBbl" means one thousand Bbls.
•	"MBoe" means one thousand Boes.
•	"Mcf" means one thousand cubic feet and is a measure of gas volume.
•	“MergerSub” means Pure Acquisition Merger Sub, Inc., a Delaware corporation.
•	"MMBbl" means one million Bbls.
•	"MMBtu" means one million Btus.
•	"MMcf" means one million cubic feet and is a measure of gas volume.
•

“Net acres” The percentage of total acres an owner has out of a particular number of gross acres or a specified tract. As an example. an owner who has 50% interest in 100 gross acres owns 50 net acres.

•	“Net production” Production that is owned by us, less royalties and production due others.
•

"NGL" or “natural gas liquids” means natural gas liquids, which are the heavier hydrocarbon liquids that are separated from the gas stream; such liquids include ethane, propane, isobutane, normal butane and natural gasoline.

•	"NYMEX" means the New York Mercantile Exchange.
•	"OPEC" means the Organization of Petroleum Exporting Countries.
•	“Operator” The individual or company responsible for the exploration and/or production of an oil or natural gas well or lease.
•	“Plugging” A downhole tool that is set inside the casing to isolate the lower part of the wellbore.
•	“Pooling” The bringing together of small tracts or fractional mineral interests in one or more tracts to form a drilling and production unit for a well under applicable spacing rules.
•	“Predecessors” refers to, collectively, HPK LP and HighPeak I.
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

•	“Proved developed nonproducing reserves” means developed nonproducing reserves.
•	“Proved developed producing reserves” means developed producing reserves.
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

•	“Revolving Credit Facility” refers to the Company’s senior secured reserve-based lending facility which matures June 17, 2024.
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

•	“Spacing” The distance between wells producing from the same reservoir. Spacing is often expressed in terms of acres, e.g., 100-acre spacing, and is often established by regulatory agencies.
•	“Sponsor” means HighPeak Pure Acquisition, LLC, a Delaware limited liability company.
•	“Spot market price” The cash market price without reduction for expected quality, transportation and demand adjustments.
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
•

With respect to information on the working interest in wells and acreage, "net" wells and acres are determined by multiplying "gross" wells and acres by the Company's working interest in such wells or acres. Unless otherwise specified, wells and acreage statistics quoted herein represent gross wells or acres.

•	All currency amounts are expressed in U.S. dollars.

The terms “development costs,” “development project,” “development well,” “economically producible,” “estimated ultimate recovery,” “exploratory well,” “production costs,” “reserves,” “reservoir,” “resources,” “service wells” and “stratigraphic test well” are defined by the SEC. Except as noted, the terms defined in this section are not the same as SEC definitions.

Cautionary Statement Concerning Forward-Looking Statements

This Annual Report on Form 10-K (this “Annual Report”) includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical facts included or incorporated by reference in this Report, including, without limitation, statements regarding the Company’s future financial position, business strategy, budgets, projected revenues, projected costs, and plans and objectives of management for future operations, are forward-looking statements. Such forward-looking statements are based on the beliefs of management, as well as assumptions made by, and information currently available to, the Company’s management. In addition, forward-looking statements generally can be identified by the use of forward-looking terminology such as “believes,” “plans,” “expects,” “anticipates,” “forecasts,” “intends,” “continue,” “may,” “will,” “could,” “should,” “future,” “potential,” “estimate” or the negative of such terms and similar expressions as they relate to the Company are intended to identify forward-looking statements, which are generally not historical in nature. The forward-looking statements are based on the Company’s current expectations, assumptions, estimates and projections about the Company and the industry in which the Company operates. Although the Company believes that the expectations and assumptions reflected in the forward-looking statements are reasonable as and when made, they involve risks and uncertainties that are difficult to predict and, in many cases, beyond the Company's control. In addition, the Company may be subject to currently unforeseen risks that may have a materially adverse effect on it. Accordingly, no assurances can be given that the actual events and results will not be materially different from the anticipated results described in the forward-looking statements. Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date hereof. The Company undertakes no duty to publicly update these statements except as required by law. Important factors that could cause actual results to differ materially from the Company’s expectations include, but are not limited to, the Company’s assumptions about:

●

the length, scope and severity of the ongoing coronavirus disease 2019 (“COVID-19”) pandemic, including the effects of related public health concerns and the impact of continued actions taken by governmental authorities and other third parties in response to the pandemic and its impact on commodity prices, supply and demand considerations, and storage capacity;

●	the market prices of oil, natural gas, natural gas liquids (“NGLs”), and other products or services;

●	the supply and demand for oil, natural gas, NGLs, and other products or services;

●	production and reserve levels;

●	drilling risks;

●	economic and competitive conditions;

●	the availability of capital resources;

●	capital expenditures and other contractual obligations;

●	weather conditions;

●	inflation rates;

●	the availability of goods and services;

●	legislative, regulatory, or policy changes;

●	cyber-attacks;

●	occurrence of property acquisitions or divestitures;

●	the integration of acquisitions;

●	the securities or capital markets and related risks such as general credit, liquidity, market, and interest-rate risks; and

●

other factors disclosed under “Part I, Item 1. Business and Properties”, “Part I, Item 1A. Risk Factors”, “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Part II, Item 7A. Quantitative and Qualitative Disclosures about Market Risk,” and elsewhere in this Report.

All subsequent written and oral forward-looking statements attributable to the Company, or persons acting on its behalf, are expressly qualified in their entirety by the cautionary statements. Except as required by law, the Company assumes no duty to update or revise its forward-looking statements based on changes in internal estimates or expectations or otherwise.

Additionally, we caution you that reserve engineering is a process of estimating underground accumulations of oil, natural gas and NGLs that cannot be measured in an exact way. The accuracy of any reserve estimate depends on the quality of available data, the interpretation of such data and price and cost assumptions made by reserve engineers. In addition, the results of drilling, testing and production activities may justify revisions of estimates that were made previously. If significant, such revisions could change the schedule of any further production and development drilling. Accordingly, reserve estimates may differ significantly from the quantities of oil, natural gas and NGLs that are ultimately recovered.

HIGHPEAK ENERGY, INC.

PART I

ITEMS 1 AND 2. BUSINESS AND PROPERTIES

Overview

HighPeak Energy is a Delaware corporation initially formed on October 29, 2019, as a wholly owned subsidiary of Pure, solely for the purpose of combining the businesses previously conducted by Pure and HPK LP, referred to herein as the “HighPeak business combination,” which was completed on August 21, 2020. Pure was formed November 13, 2017 as a special purpose acquisition company for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses. HPK Energy, LP, a Delaware limited partnership, was formed on August 28, 2019 for the purpose of acquiring certain of the subsidiaries of HighPeak I and HighPeak II. HighPeak I and HighPeak II were formed in June 2014 and March 2018, respectively, in each case for the purpose of acquiring and developing interests in producing oil and natural gas properties located in North America. HighPeak Energy operates and controls the business and affairs of the Company and consolidates its financial and operating results with Pure and HPK LP.

HighPeak Energy is an independent oil and natural gas company engaged in the acquisition, development and production of oil, natural gas and NGL reserves. The Company’s assets are primarily located in Howard County, Texas, which lies within the northeastern part of the oil-rich Midland Basin.

HighPeak Energy focuses on the Midland Basin and specifically the Howard County area of the Midland Basin. Over the last eight decades the Howard County area of the Midland Basin was partially developed with vertical wells using conventional methods, and has recently experienced significant redevelopment activity in the Lower Spraberry and Wolfcamp A formations utilizing modern horizontal drilling technology, with some operators having additional success developing the Middle Spraberry, Jo Mill, Wolfcamp B and Wolfcamp D formations, through the use of modern, high-intensity hydraulic fracturing techniques, decreased frac spacing, increased proppant usage and increased lateral lengths. Our interpretation of available IHS Markit data shows that Howard County has high oil mix percentage.  The high margins that higher oil percentages bring, has encouraged a high level of drilling activity since 2016 and resulted in significant production growth compared to other counties in the Midland Basin.

The Company’s assets include certain rights, title and interests in oil and natural gas assets located primarily in Howard County. As of December 31, 2020, the Company’s assets consisted of two generally contiguous leasehold positions of approximately 59,092 gross (50,636 net) acres covering various subsurface depths. We operate approximately 95% of the net acreage across the Company’s assets and approximately 97% of the net operated acreage provides for horizontal well locations with lateral lengths of 10,000 feet or greater in the formations covered by the Company’s assets. HighPeak Energy’s horizontal development drilling plan is initially focused on the Wolfcamp A and Lower Spraberry formations utilizing multi-well pad development to lower drilling and completion cycle times, create infrastructure and facility economies of scale, reduce overall costs, and to optimize and maximize oil and gas recoveries, return on investment and value creation.

Available Information

The mailing address of HighPeak Energy’s principal executive office is 421 W. 3rd Street, Suite 1000, Fort Worth, Texas 76102. HighPeak Energy’s telephone number is (817) 850-9200. At December 31, 2020, HighPeak Energy had 25 full-time employees.

HighPeak Energy files or furnishes annual, quarterly and current reports, proxy statements and other documents with the SEC under the Exchange Act. The SEC maintains a website (www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers, including HighPeak Energy, that file electronically with the SEC.

The Company makes available free of charge through its website (www.highpeakenergy.com) its Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and, if applicable, amendments to those reports filed or furnished pursuant to Section 13(a) of the Exchange Act as soon as reasonably practicable after it electronically files such material with, or furnishes it to, the SEC. In addition to the reports filed or furnished with the SEC, HighPeak Energy publicly discloses information from time to time in its press releases and investor presentations that are posted on its website or publicly during accessible investor conferences. Such information, including information posted on or connected to the Company's website, is not a part of, or incorporated by reference in, this Annual Report or any other document the Company files with or furnishes to the SEC.

HighPeak Energy’s common stock and warrants are listed on the Nasdaq under the symbols “HPK” and “HPKEW,” respectively. HighPeak Energy’s CVRs are quoted on the Over-The-Counter Market (the “OTC”) under the symbol “HPKER.” Further, the Company has applied to list the CVRs on the Nasdaq. There is no assurance, however, that the CVRs will be listed on the Nasdaq.

Properties

The Company’s assets are located in the north eastern part of the Midland Basin. The majority of the acreage position is located across the eastern half of Howard County in two largely contiguous acreage blocks. The Midland Basin is part of the Permian Basin of West Texas and Eastern New Mexico. The Permian Basin covers an area of about 96,000 square miles and is comprised of five (5) sub-regions including the Midland Basin, the Central Basin Platform, the Delaware Basin, the Northwest Shelf and the Eastern Shelf. The Central Basin Platform (“CBP”) is a central uplift, with the Delaware Basin located to the west of the CBP, and the Midland Basin located to the east of the CBP. The bulk of the Permian Basin’s increase in oil production since 2007 has come from several target zones including the Spraberry and Wolfcamp formations. The Permian Basin has produced billions of barrels of oil and gas and is estimated by the United States Geologic Survey to contain significant remaining hydrocarbon potential.

Through December 31, 2020, the Company has drilled a total of 28 gross (27.3 net) horizontal wells across our assets including (i) 5 gross (5.0 net) horizontal wells that are in the final stages of completion and being placed on production, (ii) 1 gross (1.0 net) horizontal salt-water disposal well and (iii) 2 gross (2.0 net) horizontal wells that have been drilled but not completed. In addition, the Company had 2 gross (2.0 net) wells that were in the process of being drilled as of December 31, 2020. Further, nine of the twelve wells that were drilled but uncompleted as of the closing of the HighPeak business combination have been completed and placed on production and three of said wells are part of the aforementioned five wells in various stages of completion. The production is sourced from the Lower Spraberry Shale and the Wolfcamp A formations.

HighPeak Energy is currently developing its properties using one (1) drilling rig. Please see “Risk Factors—Risks Related to Our Business—Oil, natural gas and NGL prices are volatile. Sustained periods of low, or declines in, oil, natural gas and NGL prices could adversely affect HighPeak Energy’s business, financial condition and results of operations and its ability to meet its capital expenditure obligations and other financial commitments” and “Risk Factors—Risks Related to Our Business —The recent and ongoing outbreak of COVID-19 and other pandemic outbreaks could negatively impact HighPeak Energy’s business and results of operations.” HighPeak Energy expects to fund its forecasted capital expenditures with cash on its balance sheet, cash generated by operations, its Revolving Credit Facility and potentially through additional debt and/or equity financing.

HighPeak Energy has discretion to modify its capital program. Because HighPeak Energy operates a high percentage of its acreage, capital expenditure amounts and timing are largely discretionary and within its control. HighPeak Energy determines its capital expenditures depending on a variety of factors, including, but not limited to, the success of its drilling activities, prevailing and anticipated prices for oil and natural gas, the availability of necessary equipment, infrastructure and capital, the receipt and timing of required regulatory permits and approvals, drilling and acquisition costs and the level of participation by other working interest owners. A deferral of planned capital expenditures, particularly with respect to drilling and completing new wells, could result in a reduction in anticipated production and cash flows. Additionally, if HighPeak Energy curtails or reallocates priorities in its drilling program, HighPeak Energy may lose a portion of its acreage through lease expirations. However, in the event of any such curtailment or reallocation of priorities, HighPeak Energy would expect to prioritize lease retention to minimize any expirations.

Reserve Summary

The estimated proved reserves of the Company’s assets as of December 31, 2020 were prepared by Cawley, Gillespie and Associates, Inc. (“CG&A”). As of December 31, 2020, the Company’s assets contained 22,515 MBoe of estimated proved reserves. In addition, as of December 31, 2020, the estimated proved reserves of the Company’s assets were estimated by CG&A to be 94% oil and NGL and 6% natural gas. The following table provides summary information regarding the estimated proved reserves data of the Company’s assets based on the 2020 Reserve Report as of December 31, 2020:

	As of December 31, 2020
Region	Proved Total (MBoe)(1)	% Oil & NGL	% Developed
Midland Basin	22,515	94%	46%

(1)	The estimated net proved reserves as of December 31, 2020 were determined using the unweighted arithmetic average first-day-of-the month prices for the prior twelve (12) months in accordance with guidelines established by the SEC. For oil and NGL volumes, this average WTI spot price of $39.57 per barrel was adjusted for quality, transportation and a regional price differential. For natural gas volumes, this average Henry Hub spot price of $1.985 per MMBtu was adjusted for energy content, gathering, transportation and processing fees and a regional price differential. All prices are held constant throughout the lives of the properties. The average adjusted prices realized over the remaining lives of the Company’s assets by CG&A were $38.08 per barrel of oil, $12.27 per barrel of NGL and -$1.304 per Mcf of natural gas as of December 31, 2020.

Reserve Data

Preparation of Reserve Estimates

The reserve estimates as of December 31, 2020 included in this Annual Report are based on evaluations prepared by CG&A in accordance with Standards Pertaining to the Estimating and Auditing of Oil and Gas Reserves Information promulgated by the Society of Petroleum Evaluation Engineers and definitions and guidelines established by the SEC (the “2020 Reserve Report”). CG&A was selected for their historical experience and geographic expertise in engineering similar resources. The 2020 Reserve Report pertaining to reserve estimates as of December 31, 2020, of HighPeak Energy, prepared by CG&A, were led by W. Todd Brooker. Mr. Brooker is a Licensed Professional Engineer in the State of Texas and has been practicing at CG&A for 28 years and, including such 28 years, has over 30 years of total prior industry experience. A copy of the 2020 Reserve Report is attached to this Annual Report as Exhibit 99.1.

Proved reserves are those quantities of oil and gas, which, by analysis of geoscience and engineering data, can be estimated with reasonable certainty to be economically producible—from a given date forward, from known reservoirs, and under existing economic conditions, operating methods, and government regulations—prior to the time at which contracts providing the right to operate expire, unless evidence indicates that renewal is reasonably certain, regardless of whether deterministic or probabilistic methods are used for the estimation. The project to extract the hydrocarbons must have commenced or the operator must be reasonably certain that it will commence the project within a reasonable time. If deterministic methods are used, reasonable certainty means a high degree of confidence that the quantities will be recovered. If probabilistic methods are used, there should be at least a 90% probability the quantities actually recovered will equal or exceed the estimate. A high degree of confidence exists if the quantity is much more likely to be achieved than not, and, as changes due to increased availability of geoscience (geological, geophysical, and geochemical), engineering, and economic data are made to estimated ultimate recovery (“EUR”) with time, reasonably certain EUR is much more likely to increase or remain constant than to decrease. The technical and economic data used in the estimation of the proved reserves include, but are not limited to, well logs, geologic maps, well-test data, production data (including flow rates), well data (including lateral lengths), historical price and cost information, and property ownership interests. CG&A uses this technical data, together with standard engineering and geoscience methods, or a combination of methods, including performance analysis, volumetric analysis, and analogy. The proved developed reserves and EURs per well are estimated using performance analysis and volumetric analysis. The estimates of the proved developed reserves and EURs for each developed well are used to estimate the proved undeveloped reserves for each proved undeveloped location (utilizing type curves, statistical analysis, and analogy).

Internal Controls

The internal staffs of petroleum engineers and geoscience professionals at HighPeak Energy work closely with their independent reserve engineers to ensure the integrity, accuracy and timeliness of data furnished to their independent reserve engineers in the preparation of their reserve report. Periodically, HighPeak Energy’s technical teams meet with the independent reserve engineers to review properties and discuss methods and assumptions used to prepare reserve estimates for the Company’s assets.

Reserve engineering is a subjective process of estimating volumes of economically recoverable oil and natural gas that cannot be measured in an exact manner. The accuracy of any reserve estimate is a function of the quality of available data and of engineering and geological interpretation. As a result, the estimates of different engineers often vary. In addition, the results of drilling, testing and production may justify revisions of such estimates. Accordingly, estimates of economically recoverable oil, natural gas and NGL and of future net revenues are based on a number of variables and assumptions, all of which may vary from actual results, including geologic interpretation, prices, future production rates and costs. Please read the section entitled “Risk Factors” appearing elsewhere in this Annual Report.

The 2020 Reserve Report as of December 31, 2020 was prepared by geologists and reservoir engineers who integrate geological, geophysical, engineering and economic data to produce high quality reserve estimates and economic forecasts. The process for the 2020 Reserve Report for the Company’s assets was supervised by Christopher Mundy, Vice President, Reserves and Evaluations, for HighPeak Energy, who has approximately 24 years of experience in oil and gas operations, reservoir engineering and management, reserves management, unconventional and conventional reservoir characterization and strategic planning.

The reserve estimates of the Company’s assets and the related 2020 Reserve Report as of December 31, 2020 were reviewed and approved by our technical staff, other members of senior management and our Chief Executive Officer. The 2020 Reserve Report prepared by CG&A contains further discussion of the reserve estimates and the procedures used in connection with its preparation.

The reserve estimates as of December 31, 2020, included in this Annual Report are based on evaluations prepared by the independent petroleum engineering firm CG&A representing 100% of the Company’s assets’ total net proved reserves in accordance with Standards Pertaining to the Estimating and Auditing of Oil and Gas Reserves Information promulgated by the Society of Petroleum Evaluation Engineers and definitions and guidelines established by the SEC. The Independent Reserve Engineers were selected for their historical experience and geographic expertise in engineering similar resources.

Estimated Proved Reserves

The following tables present the estimated net proved oil and natural gas reserves as of December 31, 2020, based on the 2020 Reserve Report of the Company’s assets as of such date.

As of December 31, 2020
Proved Developed Reserves:
Oil (MBbl)	8,730
Natural Gas (MMcf)	3,572
NGL (MBbl)	957
Total (MBoe)	10,282
Proved Undeveloped Reserves:
Oil (MBbl)	10,302
Natural Gas (MMcf)	4,367
NGL (MBbl)	1,203
Total (MBoe)	12,233
Total Proved Reserves:
Oil (MBbl)	19,032
Natural Gas (MMcf)	7,939
NGL (MBbl)	2,160
Total (MBoe)	22,515

Development of Proved Undeveloped Reserves

The following table summarizes the changes in proved undeveloped reserves of the Predecessors during the period from January 1, 2020 through August 21, 2020 (the “Predecessor Period”):

Predecessors
Total (MBoe)
Proved undeveloped reserves at January 1, 2020	6,534
Conversions into proved developed reserves	(529)
Revisions	(241)
Proved undeveloped reserves at August 21, 2020	5,764

The following table summarizes the changes in HighPeak Energy’s proved undeveloped reserves during the period from August 22, 2020 through December 31, 2020 (the “Successor Period”):

Successor
Total (MBoe)
Proved undeveloped reserves at August 22, 2020	5,764
Extensions and discoveries	7,015
Revisions	(546)
Proved undeveloped reserves at December 31, 2020	12,233

As of December 31, 2020, HighPeak Energy’s assets contained approximately 12,233 MBoe of proved undeveloped reserves, consisting of 10,302 MBbl of oil, 4,367 MMcf of natural gas and 1,203 MBbl of NGL. Proved undeveloped reserves will be converted from undeveloped to developed as we drill and complete each location and the wells begin production.

Proved undeveloped reserves changed during the Successor Period primarily as a result of the following significant factors:

●	Extensions and discoveries of 7,015 MBoe related to new proved undeveloped locations added as a result of HighPeak Energy’s drilling activities; and
●	Downward revisions of 546 MBoe including 409 MBoe related to proved undeveloped locations that were removed from the development plan due to the Company’s election not to renew certain leases, 102 MBoe related to adjustments to forecasts and 35 MBoe attributable to a decrease in oil, natural gas and NGL prices.

Proved undeveloped reserves changed during the Predecessor Period primarily as a result of the following significant factors:

●

Conversions into proved developed reserves of 529 MBoe as a result of the Company’s ongoing drilling program in early 2020 and prior to the Company shutting down its drilling program in the late 2020 first quarter due to COVID-19 and the downturn in oil prices.

●	Downward revisions of 241 MBoe including 181 MBoe resulting from adjustments to our forecasts and 60 MBoe resulting from a decrease in oil, natural gas and NGL prices.

To date, the Company invested the majority of its capital budget to drill unproved locations rather than convert proved undeveloped reserves to proved developed reserves. A portion of the Company’s development capital invested during the Successor Period was for the development of a water infrastructure system and the drilling of a salt-water disposal well to handle the Company’s increased water production, reduce its future water costs and reduce the use of trucking for its produced water disposal activities.

PV-10

PV-10 is a non-GAAP financial measure and differs from the standardized measure of discounted future net cash flows, which is the most directly comparable GAAP financial measure. We refer to PV-10 as the present value of estimated future net cash flows of estimated proved reserves as calculated in the 2020 Reserve Report using a discount rate of 10%. This amount includes projected revenues, estimated production costs, estimated future development costs and estimated cash flows related to future asset retirement obligations.

Unlike PV-10, the standardized measure deducts future U.S. federal income taxes and Texas margin taxes and abandonment obligations on wells with no proved reserves as of December 31, 2020. Neither PV-10 nor standardized measure represents an estimate of the fair market value of the applicable oil and natural gas properties. It is industry standard to use PV-10 as a measure to compare the relative size and value of proved reserves held by companies without regard to the specific tax characteristics of such entities.

The following table presents the undiscounted estimated future net cash flows, PV-10 and Standardized measure of the proved reserves of the Company at December 31, 2020 (in thousands):

	Proved Developed	Proved Undeveloped	Total Proved
Estimated future net cash flows	$229,599	$177,896	$407,495
Present value of estimated future net cash flows	$162,582	$72,908	$235,490
Present value of future income taxes/abandonment costs			$(13,298)
Standardized measure			$222,192

Estimated future net cash flows represents the estimated future revenue to be generated from the production of proved reserves, net of estimated production and future development costs, using pricing differentials and costs under existing economic conditions as of December 31, 2020, and assuming commodity prices as set forth below. For the purpose of determining prices used in our reserve reports, in accordance with SEC guidelines, CG&A uses the unweighted arithmetic average of the prices on the first day of each month in the 12-month period ended December 31, 2020. These prices were $39.57 per Bbl for crude oil and $1.985 per MMBtu for natural gas, before adjustment for energy content, gathering, transportation and processing fees and basis differential adjustments. The average adjusted prices realized over the remaining lives of the Company’s assets by CG&A were $38.08 per barrel of oil, $12.27 per barrel of NGL and -$1.304 per Mcf of natural gas as of December 31, 2020. These prices should not be interpreted as a prediction of future prices. The amounts shown do not give effect to non-property-related expenses, such as corporate general and administrative expenses and debt service, or to depletion, depreciation and amortization.

Production, Revenue and Price History

For a description of historical production, revenues, average sales prices and unit costs of the Company, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations.”

The following tables summarize the average net sales volumes, average unhedged sales prices by product and lease operating expenses of the Company for the years ended December 31, 2020 and 2019:

	Year Ended December 31, 2020
	Oil		NGL		Natural Gas		Total
	Sales Volumes	Average Sales Price	Sales Volumes	Average Sales Price	Sales Volumes	Average Sales Price	Sales Volumes	Average Sales Price	Lease Operating Expense
	(MBbl)	($/Bbl)	(MBbl)	($/Bbl)	(MMcf)	($/Mcf)	(MBoe)	($/Boe)	($/Boe)
	634	$37.96	38	$14.06	199	$1.04	705	$34.94	$10.68
Average net daily sales volumes (Boe/d)							1,925

	Year Ended December 31, 2019
	Oil		NGL		Natural Gas		Total
	Sales Volumes	Average Sales Price	Sales Volumes	Average Sales Price	Sales Volumes	Average Sales Price	Sales Volumes	Average Sales Price	Lease Operating Expense
	(MBbl)	($/Bbl)	(MBbl)	($/Bbl)	(MMcf)	($/Mcf)	(MBoe)	($/Boe)	($/Boe)
	145	$53.96	-	$-	139	$1.92	169	$48.13	$20.00
Average net daily sales volumes (Boe/d)							462

Productive Wells

Productive wells consist of producing wells and wells capable of production, including natural gas wells awaiting pipeline connections to commence deliveries and oil wells awaiting connection to production facilities. Gross wells are the total number of producing wells in which HighPeak Energy holds an interest, and net wells are the sum of the fractional working interests owned in gross wells. The following table sets forth information relating to the productive wells in which HighPeak Energy holds a working interest as of December 31, 2020.

	Oil			Gas
	Gross	Net	Average Working Interest	Gross	Net	Average Working Interest
Horizontal:
Operated	19	18.3	96%	-	-	n/a
Non-operated	-	-	n/a	-	-	n/a
Vertical:
Operated	35	30.9	88%	6	4.5	75%
Non-operated	49	11.6	24%	6	2.0	33%
Total:
Operated	54	49.1	91%	6	4.5	75%
Non-operated	49	11.6	24%	6	2.0	33%

Acreage

The following table sets forth certain information regarding the total developed and undeveloped acreage in which HighPeak Energy holds an interest as of December 31, 2020. Approximately 24% of the net acreage of HighPeak Energy was held by production at December 31, 2020.

Developed Acres(1)(4)		Undeveloped Acres(4)		Total Acres
Gross(2)	Net(3)	Gross(2)	Net(3)	Gross(2)	Net(3)
15,602	11,100	43,490	39,536	59,092	50,636

(1)	Developed acres are acres spaced or assigned to productive wells or wells capable of production.
(2)	A gross acre is an acre in which HighPeak Energy holds a working interest. The number of gross acres is the total number of acres in which HighPeak Energy holds a working interest.
(3)

A net acre is deemed to exist when the sum of the fractional ownership working interests in gross acres equals one. The number of net acres is the sum of the fractional working interests owned in gross acres expressed as whole numbers and fractions thereof.

(4)	Minor amounts of our developed and undeveloped acres do not cover all formation depths in underlying acreage.

Undeveloped Acreage Expirations

The following table sets forth the number of total net undeveloped acres as of December 31, 2020 across HighPeak Energy’s properties that will expire in 2021, 2022, 2023, 2024, 2025 and thereafter, unless production is established within the spacing units covering the acreage prior to the expiration dates or unless such leasehold rights are extended or renewed.

2021	2022	2023	2024	2025	Thereafter
30,257	2,430	112	5,522	-	-

With respect to the 30,257 net acres expiring in 2021 across our properties, HighPeak Energy intends to retain substantially all 30,257 net acres through initiating completion operations of existing wells and the drilling of new wells, with the remaining being retained either through lease renewals or extensions. HighPeak Energy intends to retain substantially all of its undeveloped acreage through its development plan. Please see “Item 1A. Risk Factors – Risks Related to Our Business – Certain of the undeveloped leasehold acreage of the Company’s assets is subject to leases that will expire over the next several years unless production is established on units containing the acreage or the leases are renewed.”

Drilling Activities

The following table describes new development and exploratory wells drilled within the Company’s assets during the period from August 22, 2020 through December 31, 2020 (Successor), and the period from January 1, 2020 through August 22, 2020 and the years ended December 31, 2019 and 2018 (Predecessors). The information should not be indicative of future performance, nor should it be assumed there is necessarily any correlation among the number of productive wells drilled, quantities of reserves found or economic value. A dry well is a well that proves to be incapable of producing either oil and natural gas in sufficient quantities to justify completion. A productive well is a well that is mechanically capable of production hydrocarbons. Completion refers to installation of permanent equipment for production of oil and natural gas, or, in the case of a dry well, to reporting to the appropriate authority that the well has been abandoned. As of December 31, 2020 and not included in the following table, were 2 gross (2.0 net) wells in the process of being drilled and 2 gross (2.0 net) wells in the process of being completed. As of December 31, 2020, HighPeak Energy was running a one-rig program which may change based on capital availability and other factors.

	Period from August 22, 2020 through December 31, 2020 (Successor)		Period from January 1, 2020 through August 21, 2020 (Predecessors)		Year Ended December 31, 2019		Year Ended December 31, 2018
	Gross	Net	Gross	Net	Gross	Net	Gross	Net
Development wells:
Productive	-	-	1	1.0	1	0.8	-	-
Dry	-	-	-	-	-	-	-	-
Exploratory wells:
Productive	14	13.8	6	6.0	2	2.0	1	0.8
Dry	-	-	-	-	-	-	-	-
Service wells:
Salt-Water Disposal	1	1.0	-	-	-	-	-	-

Delivery Commitments

There are no material commitments to deliver a fixed and determinable quantity of oil or natural gas production from the Company’s assets to customers under existing contracts. However, the Company has committed to deliver a total of 5.5 MMBbl of produced water for disposal with two different third-party salt-water disposal companies, 2.5 MMBbl between September 30, 2020 and September 30, 2021 and 3.0 MMBbl between July 24, 2020 and July 24, 2022. As of December 31, 2020, the Company has delivered approximately 0.7 MMBbl and 0.7 MMBbl, respectively under the two agreements. Both agreements call for a penalty of $0.45 per Bbl not delivered should the Company not perform under the agreements, indicating a monetary commitment of approximately $1.8 million as of December 31, 2020. Given the current production levels coupled with the wells planned to come on production in 2021, the Company expects to meet the volume commitments under these agreements.

Operations

General

As of December 31, 2020, HighPeak Energy’s properties consisted of 59,092 gross (50,636 net) acres with an average working interest of approximately 86%.

Facilities

Production facilities related to HighPeak Energy’s properties are located near the producing wells and consist of salt-water disposal wells and related facilities, a salt-water disposal pipeline system throughout our northern acreage, storage tanks, two-phase and/or three-phase separation equipment, flowlines, metering equipment and safety systems. Predominant artificial lift methods include electrical submersible pumps (“ESP”), rod pumps and some plunger lift. HighPeak Energy’s mostly contiguous acreage position allows for optimized capital expenditures for production facilities and associated water handling infrastructure.

Our properties are well serviced by existing oil, gas and water infrastructure and gathering systems. Currently, all the oil production is transported by truck using a competitive bidding process that has resulted in attractive terms relative to market indices. The natural gas production from our properties is gathered by third-party processors with the majority of the gas production currently processed to extract natural gas liquids. The extracted liquids and residue gas are sold to various intrastate and interstate markets on a competitive pricing basis.

Marketing and Customers

The following table sets forth the percentage of revenues attributable to customers who have accounted for 10% or more of revenues attributable to the Company’s assets during the years ended December 31, 2020, 2019 and 2018.

	Years Ended December 31,
Major Customers	2020	2019	2018
Lion Oil Trading and Transportation, LLC	80%	*	*
Enlink Crude Purchasing, LLC	17%	67%	32%
Sunoco Partners Marketing & Terminals, LP	*	21%	49%

* Less than 10%.

No other purchaser accounted for 10% or more of revenue attributable to the Company’s assets on a combined basis in the years ended December 31, 2020, 2019, or 2018. The loss of any such purchaser could adversely affect revenues attributable to the Company’s assets in the short term. Please see “Risk Factors—Risks Related to Our Business—HighPeak Energy depends upon a small number of significant purchasers for the sale of most of its oil, natural gas and NGL production. The loss of one or more of such purchasers could, among other factors, limit HighPeak Energy’s access to suitable markets for the oil, natural gas and NGL it produces.”

For oil production, HighPeak Energy currently operates under month-to-month or short-term contracts, with production typically transported by truck. We are currently negotiating an agreement for future oil production from our northern acreage. Under the agreement, our production will be gathered and purchased by a reputable third-party with firm transportation rates and negotiated pricing adjusting to known and published indices with a fixed primary term and an evergreen option thereafter. In addition, HighPeak Energy sells its natural gas production from the Company’s assets to multiple third-party purchasers pursuant to the terms of gas processing and purchase contracts at varying rates. The natural gas production is gathered and processed under agreements with a primary term and generally an evergreen extension option.

Competition

The oil and natural gas industry is intensely competitive, and HighPeak Energy competes with other companies that have greater resources. Many of these companies not only explore for and produce oil and natural gas, but also carry on midstream and refining operations and market petroleum and other products on a regional, national or worldwide basis. These companies may be able to pay more for productive oil and natural gas properties and exploratory prospects or to define, evaluate, bid for and purchase a greater number of properties and prospects than HighPeak Energy’s financial or human resources permit. In addition, these companies may have a greater ability to continue exploration activities during periods of low oil and natural gas market prices. HighPeak Energy’s larger or more integrated competitors may be able to absorb the burden of existing, and any changes to, federal, state and local laws and regulations more easily than HighPeak Energy can, which could adversely affect HighPeak Energy’s competitive position, as applicable. HighPeak Energy’s ability to acquire additional properties and to discover reserves in the future will be dependent upon its ability to evaluate and select suitable properties and to consummate transactions in a highly competitive environment. In addition, because HighPeak Energy will have fewer financial and human resources than many companies in their industry, HighPeak Energy may be at a disadvantage in bidding for exploratory prospects and producing oil and natural gas properties.

There is also competition between oil and natural gas producers and other industries producing energy and fuel. For example, HighPeak Energy also faces indirect competition from alternative energy sources, including wind and solar. Furthermore, competitive conditions may be substantially affected by various forms of energy legislation and/or regulation considered from time to time by the governments of the United States and the jurisdictions in which HighPeak Energy operates. It is not possible to predict the nature of any such legislation or regulation which may ultimately be adopted or its effects upon HighPeak Energy’s future operations as related to the Company’s assets. Such laws and regulations may substantially increase the costs of developing oil and natural gas and may prevent or delay the commencement or continuation of a given operation. HighPeak Energy’s larger competitors may be able to absorb the burden of existing, and any changes to, federal, state and local laws and regulations more easily than HighPeak Energy can, which would adversely affect HighPeak Energy’s competitive positions, as applicable. See “Item 1A. Risk Factors—Risks Related to Our Business—Competition in the oil and natural gas industry is intense, which will make it more difficult for HighPeak Energy to acquire properties, market oil or natural gas and secure trained personnel.”

Seasonality of Business

Weather conditions can affect the demand for, and prices of, oil and natural gas. Demand for natural gas is typically higher in the fourth and first quarters resulting in higher prices while the demand for oil is typically higher during the second and third quarters. Due to these seasonal fluctuations, results of operations for individual quarterly periods may not be indicative of the results that may be realized on an annual basis.

Title to Properties

As is customary in the oil and natural gas industry, HighPeak Energy, as operator of the Company’s assets, initially conducts (at minimum) a cursory review of the title to properties in connection with acquisition of leasehold acreage. HighPeak Energy has also obtained title opinion coverage on a majority of the Company’s assets and has performed customary reviews of the title to substantially all of the Company’s assets. Additionally, at such time as HighPeak Energy determines to conduct drilling operations on those properties, HighPeak Energy will conduct a thorough title examination, will obtain division order title opinions, and will perform curative work with respect to any significant defects that may exist prior to: (i) commencement of drilling operations; and (ii) the initial disbursement of associated revenues. HighPeak Energy has obtained title opinions on substantially all its producing properties. The oil and natural gas properties within the Company’s assets are subject to customary royalty and other interests, liens for current taxes and other burdens which HighPeak Energy believes does not materially interfere with the use of, or affect the carrying value of, the properties.

Prior to completing an acquisition of producing oil and natural gas properties, HighPeak Energy may perform title reviews on the most significant leases and may obtain a title opinion, obtain an updated title opinion or review previously obtained title opinions.

HighPeak Energy believes it has satisfactory title to all the material properties within the Company’s assets in accordance with standards generally accepted in the oil and natural gas industry. Although title to the Company’s assets is subject to encumbrances in some cases, such as customary interests generally retained in connection with the acquisition of real property, customary royalty interests and contract terms and restrictions, liens under operating agreements, liens related to environmental liabilities associated with historical operations, liens for current taxes and other burdens, easements, restrictions and minor encumbrances customary in the oil and natural gas industry, none of these liens, restrictions, easements, burdens or encumbrances will likely materially detract from the value of the properties within the Company’s assets or from HighPeak Energy’s interests in these properties or materially interfere with HighPeak Energy’s use of these properties in the operation of their business. In addition, HighPeak Energy believes they have obtained sufficient rights-of-way grants and permits from public authorities and private parties for them to operate their business in all material respects as described in this Annual Report.

Oil and Natural Gas Leases

The typical oil and natural gas lease agreement covering the properties within the Company’s assets provides for the payment of royalties to the mineral owner for all oil and natural gas produced from any wells drilled on the leased premises. The lessor royalties and other leasehold burdens on the properties within the Company’s assets are approximately 25%.

Regulation of the Oil and Natural Gas Industry

Our operations are substantially affected by federal, state and local laws and regulations. Failure to comply with applicable laws and regulations can result in substantial penalties. The regulatory burden on the industry increases the cost of doing business and affects profitability. Although we believe we are in substantial compliance with all applicable laws and regulations, such laws and regulations are frequently amended or reinterpreted. Therefore, we are unable to predict the future costs or impact of compliance. Additional proposals and proceedings that affect the oil and natural gas industry are regularly considered by Congress, the states, Federal Energy Regulatory Commission (“FERC”), the U.S. Environmental Protection Agency (“EPA”), the Department of Transportation (“DOT”), other federal agencies, and the courts. We cannot predict when or whether any such proposals may become effective. We do not believe that we would be affected by any such action materially differently than similarly situated competitors.

In addition, unforeseen environmental incidents may occur or past non-compliance with environmental laws or regulations may be discovered.

Regulation of Production of Oil and Natural Gas

Oil and gas production and related operations are substantially affected by federal, state and local laws and regulations. In particular, oil and natural gas production and related operations are, or have been, subject to price controls, taxes and numerous other laws and regulations. All the jurisdictions in which the Company’s assets are located have statutory provisions regulating the development and production of oil and natural gas, including provisions related to permits for the drilling of wells, bonding requirements to drill or operate wells, the location of wells, the method of drilling and casing wells, the surface use and restoration of properties upon which wells are drilled, sourcing and disposal of water used in the drilling and completion process, and the abandonment of wells. Oil and gas operations are also subject to various conservation laws and regulations. These include the regulation of the size of drilling and spacing units or proration units, the number of wells which may be drilled in an area, and the unitization or pooling of crude oil or natural gas wells, as well as regulations that generally prohibit the venting or flaring of natural gas, and impose certain requirements regarding the ratability or fair apportionment of production from fields and individual wells.

Failure to comply with applicable laws and regulations can result in substantial penalties. The regulatory burden on the industry increases the cost of doing business and affects profitability. Such laws and regulations are frequently amended or reinterpreted. Therefore, it is not possible to predict the future costs or impact of compliance. Additional proposals and proceedings that affect the oil and natural gas industry are regularly considered by Congress, the states, FERC, the EPA, the DOT, other federal agencies, and the courts. It is not possible to predict when or whether any such proposals may become effective.

Federal, state and local statutes and regulations require permits for drilling, salt-water disposal and pipeline operations, drilling bonds and reports concerning operations. The Company’s assets are located in Texas, which regulates drilling and operating activities by, among other things, requiring permits for the drilling of wells, maintaining bonding requirements to drill or operate wells, and regulating the location of wells, the method of drilling and casing wells, the surface use and restoration of properties upon which wells are drilled and the plugging and abandonment of wells.

The laws of Texas also govern a number of conservation matters, including provisions for the unitization or pooling of oil and natural gas properties, the establishment of maximum allowable rates of production from oil and natural gas wells, the regulation of well spacing or density, and plugging and abandonment of wells. The effect of these regulations is to limit the amount of oil and natural gas that the wells within the Company’s assets can produce and to limit the number of wells or the locations that can be drilled within the Company’s assets, although operators can apply for exceptions to such regulations or to have reductions in well spacing or density. Moreover, various states impose a production or severance tax with respect to the production and sale of oil, natural gas and NGL within its jurisdiction. The failure to comply with these rules and regulations can result in substantial penalties.

Regulation Affecting Sales and Transportation of Commodities

Sales prices of oil, natural gas and NGL are not currently regulated and are made at market prices. Although prices of these energy commodities are currently unregulated, Congress historically has been active in their regulation. We cannot predict whether new legislation to regulate oil and natural gas, or the prices charged for these commodities might be proposed, what proposals, if any, might actually be enacted by Congress or the various state legislatures and what effect, if any, the proposals might have on our operations. Sales of oil and natural gas may be subject to certain state and potentially federal reporting requirements.

The price and terms of service of transportation of the commodities, including access to pipeline transportation capacity, are subject to extensive federal and state regulation. Such regulation may affect the marketing of oil and natural gas produced, as well as the revenues received for sales of such production. Gathering systems may be subject to state ratable take and common purchaser statutes. Ratable take statutes generally require gatherers to take, without undue discrimination, oil and natural gas production that may be tendered to the gatherer for handling. Similarly, common purchaser statutes generally require gatherers to purchase, or accept for gathering, without undue discrimination as to source of supply or producer. These statutes are designed to prohibit discrimination in favor of one producer over another producer or one source of supply over another source of supply. These statutes may affect whether and to what extent gathering capacity is available for oil and natural gas production, if any, of the drilling program and the cost of such capacity. Further, state laws and regulations govern rates and terms of access to intrastate pipeline systems, which may similarly affect market access and cost.

The FERC regulates interstate natural gas pipeline transportation rates and service conditions. The FERC is continually proposing and implementing new rules and regulations affecting interstate transportation. The stated purpose of many of these regulatory changes is to promote competition among the various sectors of the natural gas industry and to promote market transparency. We do not believe that our drilling program will be affected by any such FERC action in a manner materially differently than other similarly situated natural gas producers.

Gathering services, which occur upstream of FERC jurisdictional transmission services, are regulated by the states onshore and in state waters. Although the FERC has set forth a general test for determining whether facilities perform a non-jurisdictional gathering function or a jurisdictional transmission function, the FERC’s determinations as to the classification of facilities is done on a case-by-case basis. State regulation of natural gas gathering facilities generally includes various safety, environmental and, in some circumstances, nondiscriminatory take requirements. Although such regulation has not generally been affirmatively applied by state agencies, natural gas gathering may receive greater regulatory scrutiny in the future.

In addition to the regulation of natural gas pipeline transportation, the FERC has jurisdiction over the purchase or sale of gas or the purchase or sale of transportation services subject to the FERC’s jurisdiction pursuant to the Energy Policy Act of 2005. Under this law, it is unlawful for “any entity,” including producers such as us, that are otherwise not subject to the FERC’s jurisdiction under the Natural Gas Act of 1938 to use any deceptive or manipulative device or contrivance in connection with the purchase or sale of gas or the purchase or sale of transportation services subject to regulation by the FERC, in contravention of rules prescribed by the FERC. The FERC’s rules implementing this provision make it unlawful, in connection with the purchase or sale of gas subject to the jurisdiction of the FERC, or the purchase or sale of transportation services subject to the jurisdiction of the FERC, for any entity, directly or indirectly, to use or employ any device, scheme or artifice to defraud, to make any untrue statement of material fact or omit to make any such statement necessary to make the statements made not misleading, or to engage in any act or practice that operates as a fraud or deceit upon any person. The Energy Policy Act of 2005 also gives the FERC authority to impose civil penalties for violations of the Natural Gas Act of 1938 and the Natural Gas Policy Act of 1978 up to $1,269,500 per day per violation (adjusted annually based on inflation). The anti-manipulation rule applies to activities of otherwise non-jurisdictional entities to the extent the activities are conducted “in connection with” gas sales, purchases or transportation subject to FERC jurisdiction, which includes the annual reporting requirements under Order 704 (defined below).

In December 2007, the FERC issued a final rule on the annual natural gas transaction reporting requirements, as amended by subsequent orders on rehearing (“Order 704”). Under Order 704, any market participant, including a producer such as us, that engages in wholesale sales or purchases of gas that equal or exceed 2.2 million MMBtus of physical natural gas in the previous calendar year, must annually report such sales and purchases to the FERC on Form No. 552 on May 1 of each year. Form No. 552 contains aggregate volumes of natural gas purchased or sold at wholesale in the prior calendar year to the extent such transactions utilize or contribute to the formation of price indices. It is the responsibility of the reporting entity to determine which individual transactions should be reported based on the guidance of Order 704. Order 704 is intended to increase the transparency of the wholesale gas markets and to assist the FERC in monitoring those markets and in detecting market manipulation.

The FERC also regulates rates and service conditions for interstate transportation of liquids, including oil and NGL, under the Interstate Commerce Act (the “ICA”). Prices received from the sale of liquids may be affected by the cost of transporting those products to market. The ICA requires that pipelines maintain a tariff on file with the FERC. The tariff sets forth the established rates as well as the rules and regulations governing the service. The ICA requires, among other things, that rates and terms and conditions of service on interstate common carrier pipelines be “just and reasonable.” Such pipelines must also provide jurisdictional service in a manner that is not unduly discriminatory or unduly preferential. Shippers have the power to challenge new and existing rates and terms and conditions of service before the FERC.

Rates of interstate liquids pipelines are currently regulated by the FERC primarily through an annual indexing methodology, under which pipelines increase or decrease their rates in accordance with an index adjustment specified by the FERC. For the five-year period beginning on July 1, 2016, the FERC established an annual index adjustment equal to the change in the producer price index for finished goods plus 1.23%. This adjustment is subject to review every five (5) years. Under the FERC’s regulations, a liquids pipeline can request the authority to charge market-based rates for transportation service if it satisfies certain criteria, and also can request a rate increase that exceeds the rate obtained through application of the indexing methodology by using a cost-of-service approach, but only after the pipeline establishes that a substantial divergence exists between the actual costs experienced by the pipeline and the rates resulting from application of the indexing methodology. Increases in liquids transportation rates may result in lower revenue and cash flows.

In addition, due to common carrier regulatory obligations of liquids pipelines, capacity must be prorated among shippers in an equitable manner in the event there are nominations in excess of capacity. Therefore, requests for service by new shippers or increased volume by existing shippers may reduce the capacity available to us. Any prolonged interruption in the operation or curtailment of available capacity of the pipelines that we rely upon for liquids transportation could have a material adverse effect on our business, financial condition, results of operations and cash flows. However, we believe that access to liquids pipeline transportation services generally will be available to us to the same extent as to our similarly situated competitors.

Intrastate liquids pipeline transportation rates are subject to regulation by state regulatory commissions. The basis for intrastate liquids pipeline regulation and the degree of regulatory oversight and scrutiny given to intrastate liquids pipeline rates, varies from state to state. We believe that the regulation of liquids pipeline transportation rates will not affect our operations in any way that is materially different from the effects on our similarly situated competitors.

In addition to the FERC’s regulations, we are required to observe anti-market manipulation laws with regard to our physical sales of energy commodities. In November 2009, the FTC issued regulations pursuant to the Energy Independence and Security Act of 2007 intended to prohibit market manipulation in the petroleum industry. Violators of the regulations face civil penalties of up to $1,210,340 per violation per day (adjusted annually based on inflation). In July 2010, Congress passed the Dodd-Frank Act, which incorporated an expansion of the authority of the CFTC to prohibit market manipulation in the markets regulated by the CFTC. This authority, with respect to crude oil swaps and futures contracts, is similar to the anti-manipulation authority granted to the FTC with respect to crude oil purchases and sales. In July 2011, the CFTC issued final rules to implement its new anti-manipulation authority. The rules subject violators to a civil penalty of up to the greater of $1,162,183 (adjusted annually based on inflation) or triple the monetary gain to the person for each violation.

Regulation of Environmental and Occupational Safety and Health Matters

Oil and natural gas development operations are subject to numerous stringent federal, regional, state and local statutes and regulations governing occupational safety and health, the discharge of materials into the environment or otherwise relating to environmental protection, some of which carry substantial administrative, civil and criminal penalties for failure to comply. These laws and regulations may require the acquisition of a permit before drilling or other regulated activity commences; restrict the types, quantities and concentrations of various substances that can be released into the environment in connection with drilling, production and transporting through pipelines; govern the sourcing and disposal of water used in the drilling and completion process; limit or prohibit drilling activities in certain areas and on certain lands lying within wilderness, wetlands, frontier, seismically active areas and other protected areas; require some form of remedial action to prevent or mitigate pollution from former operations such as plugging abandoned wells or closing earthen pits; establish specific safety and health criteria addressing worker protection; and impose substantial liabilities for pollution resulting from operations or failure to comply with regulatory filings. In addition, these laws and regulations may restrict the rate of production.

The regulatory burden on the oil and natural gas industry increases the cost of doing business in the industry and consequently affects profitability. The trend in environmental regulation has been to place more restrictions and limitations on activities that may affect the environment, and thus, any changes in environmental laws and regulations or re-interpretation of enforcement policies that result in more stringent and costly construction, drilling, water management, completion, emission or discharge limits or waste handling, disposal or remediation obligations could increase the cost to our operators of developing our properties. Moreover, accidental releases or spills may occur in the course of operations on our properties, causing our operators to incur significant costs and liabilities as a result of such releases or spills, including any third-party claims for damage to property, natural resources or persons.

The following is a summary of the more significant existing environmental and occupational health and safety laws and regulations, as amended from time to time, to which operations related to the Company’s assets may be subject.

Hazardous Substances and Waste Handling

The CERCLA, also known as the “Superfund” law, and comparable state laws impose liability, without regard to fault or the legality of the original conduct, on certain classes of persons that are considered responsible for the release of a “hazardous substance” into the environment. These persons include the current and past owner or operator of the disposal site or the site where the release occurred and persons that disposed or arranged for the disposal or the transportation for disposal of the hazardous substances at the site where the release occurred. Under CERCLA, such persons may be subject to joint and several strict liability for the costs of cleaning up the hazardous substances that have been released into the environment and for damages to natural resources, and it is not uncommon for neighboring landowners and other third-parties to file claims for personal injury and property damage allegedly caused by the hazardous substances released into the environment. The failure of an operator other than HighPeak Energy to comply with applicable environmental regulations may, in certain circumstances, be attributed to HighPeak Energy.

The RCRA and analogous state laws, impose detailed requirements for the generation, handling, storage, treatment and disposal of nonhazardous and hazardous solid wastes. RCRA specifically excludes drilling fluids, produced waters and other wastes associated with the development or production of crude oil, natural gas or geothermal energy from regulation as hazardous wastes. However, these wastes may be regulated by the EPA or state agencies under RCRA’s less stringent nonhazardous solid waste provisions, state laws or other federal laws. Moreover, it is possible that these particular oil and natural gas development and production wastes now classified as nonhazardous solid wastes could be classified as hazardous wastes in the future. For example, in December 2016, the EPA and environmental groups entered into a consent decree to address the EPA’s alleged failure to timely assess its RCRA Subtitle D criteria regulations exempting certain exploration and production related oil and gas wastes from regulation as hazardous wastes under RCRA. Ultimately, the EPA decided that revision of these regulations was not necessary at this time; however, this decision may be reconsidered in the future. A loss of the RCRA exclusion for drilling fluids, produced waters and related wastes could result in an increase in the costs to manage and dispose of generated wastes. In addition, in the course of operating the Company’s assets, it is possible that some amounts of ordinary industrial wastes will be generated, such as paint wastes, waste solvents, laboratory wastes and waste compressor oils that may be regulated as hazardous wastes if such wastes have hazardous characteristics.

The Company’s assets consist of numerous properties that have been used for oil and natural gas development and production activities for many years. Hazardous substances, wastes or petroleum hydrocarbons may have been released on, under or from properties within the Company’s assets, or on, under or from other locations, including off-site locations, where such substances have been taken for recycling or disposal. In addition, some of the properties within the Company’s assets have been operated by third-parties or by previous owners or operators who have treated and disposed of hazardous substances, wastes or petroleum hydrocarbons. These properties and the substances disposed or released on, under or from them may be subject to CERCLA, RCRA and analogous state laws. Under such laws, HighPeak Energy could be required to undertake responsive or corrective measures with respect to the Company’s assets, which could include removal of previously disposed substances and wastes, cleanup of contaminated property or performance of remedial plugging or pit closure operations to prevent future contamination.

Water Discharges, Fluid Disposal and NORM

The Water Pollution Control Act, also known as the Clean Water Act (“CWA”) and comparable state laws impose restrictions and strict controls regarding the discharge of pollutants, including produced waters and other oil and natural gas wastes, into or near navigable waters. The discharge of pollutants into regulated waters is prohibited, except in accordance with the terms of a permit issued by the EPA or the state. The discharge of dredge and fill material in regulated waters, including wetlands, is also prohibited, unless authorized by a permit issued by the U.S. Army Corps of Engineers (the “Corps”). The scope of jurisdiction under the CWA has been subject to several rulemakings by the EPA in recent years and is subject to ongoing litigation; additionally, the Biden Administration may choose to develop a new interpretation. Therefore, the future reach of the CWA is uncertain at this time. To the extent any rule expands the scope of the CWA’s jurisdiction, HighPeak Energy could face increased costs and delays with respect to obtaining permits for dredge and fill activities in wetland areas. Obtaining permits has the potential to delay the development of oil and natural gas projects. These laws and any implementing regulations provide for administrative, civil and criminal penalties for any unauthorized discharges of oil and other substances in reportable quantities and may impose substantial potential liability for the costs of removal, remediation and damages.

Pursuant to these laws and regulations, HighPeak Energy may be required to obtain and maintain approvals or permits for the discharge of wastewater or storm water and are required to develop and implement spill prevention, control and countermeasure plans, also referred to as “SPCC plans,” in connection with on-site storage of significant quantities of oil.

The primary federal law related specifically to oil spill liability is the Oil Pollution Act (“OPA”), which amends and augments the oil spill provisions of the CWA and imposes certain duties and liabilities on certain “responsible parties” related to the prevention of oil spills and damages resulting from such spills in or threatening waters of the United States or adjoining shorelines. For example, operators of certain oil and natural gas facilities must develop, implement and maintain facility response plans, conduct annual spill training for certain employees and provide varying degrees of financial assurance. Owners or operators of a facility, vessel or pipeline that is a source of an oil discharge or that poses the substantial threat of discharge is one type of “responsible party” who is liable. The OPA applies joint and several liability, without regard to fault, to each liable party for oil removal costs and a variety of public and private damages. Although defenses exist, they are limited.

Fluids resulting from oil and natural gas production, consisting primarily of salt-water, are disposed by injection in belowground disposal wells regulated under the Underground Injection Control (“UIC”) program and analogous state laws. The UIC program requires permits from the EPA or an analogous state agency for the construction and operation of disposal wells, establishes minimum standards for disposal well operations, and may restrict the types and quantities of fluids that may be disposed. In addition, state and federal regulatory agencies have focused on a possible connection between oil and gas activity and induced seismicity. For example, in 2015, the United States Geological Study identified eight states, including Texas, with areas of induced seismicity that could be attributed to fluid injection or oil and gas extraction.

In response to these concerns, some states, including Texas, have imposed additional requirements for the permitting of produced water disposal wells, such as volume and pressure limitations or seismicity thresholds for temporary cessations of activity. The adoption and implementation of any new laws or regulations that restrict our operators’ ability to use hydraulic fracturing or dispose of produced water gathered from drilling and production activities by limiting volumes, disposal rates, disposal well locations or otherwise, or requiring them to shut down disposal wells, could have a material adverse effect on our business, financial condition and results of operations.

In addition, naturally occurring radioactive material (“NORM”) is brought to the surface in connection with oil and gas production. Comprehensive federal regulation does not currently exist for NORM; however, the EPA has studied the impacts of technologically enhanced NORM, and several states, including Texas, regulate the disposal of NORM. Concerns have arisen over traditional NORM disposal practices (including discharge through publicly owned treatment works into surface waters), which may increase the costs associated with management of NORM. To the extent that federal or state regulation increases the compliance costs for NORM disposal, operators may incur additional costs that may make some properties unprofitable to operate.

Air Emissions

The Clean Air Act (“CAA”) and comparable state laws restrict the emission of air pollutants from many sources (e.g., compressor stations), through the imposition of air emissions standards, construction and operating permitting programs and other compliance requirements. These laws and regulations may require HighPeak Energy to obtain pre-approval for the construction or modification of certain projects or facilities expected to produce or significantly increase air emissions, obtain and strictly comply with stringent air permit requirements or utilize specific equipment or technologies to control emissions of certain pollutants. For example, in October 2015, the EPA lowered the National Ambient Air Quality Standard for ozone from 75 to 70 parts per billion and completed attainment/non-attainment designations in July 2018. While the EPA has determined that counties in which HighPeak Energy currently operates are in attainment with the new ozone standards, these determinations may be revised in the future. Reclassification of areas or imposition of more stringent standards may make it more difficult to construct new facilities or modify existing facilities in these newly designated non-attainment areas and result in increased expenditures for pollution control equipment, the costs of which could be significant.

In addition, the EPA has adopted new rules under the CAA that require the reduction of volatile organic compounds from certain fractured and refractured oil and natural gas wells for which well completion operations are conducted and further require that most wells use reduced emission completions, also known as “green completions.” These regulations also establish specific new requirements regarding emissions from production-related wet seal and reciprocating compressors, and from pneumatic controllers and storage vessels. In addition, the regulations place new requirements to detect and repair volatile organic compounds at certain oil and gas facilities. In May 2016, the EPA also finalized rules regarding criteria for aggregating multiple small surface sites into a single source for air-quality permitting purposes applicable to the oil and gas industry. This rule could cause small facilities, on an aggregate basis, to be deemed a major source, thereby triggering more stringent air permitting processes and requirements. Compliance with these and other air pollution control and permitting requirements has the potential to delay the development of oil and natural gas projects and increase the costs of development, which costs could be significant.

Regulation of Greenhouse Gas (“GHG”) Emissions

In response to findings that emissions of carbon dioxide, methane and other GHGs present an endangerment to public health and the environment, the EPA has adopted regulations under existing provisions of the CAA that, among other things, establish Prevention of Significant Deterioration (“PSD”), construction and Title V operating permit reviews for certain large stationary sources.

At the federal level, no comprehensive climate change legislation has been implemented to date. The EPA has, however, adopted rules under authority of the CAA that, among other things, establish PSD construction and Title V operating permit reviews for GHG emissions from certain large stationary sources that are also potential major sources of certain principal, or criteria, pollutant emissions. Under these regulations, facilities required to obtain PSD permits must meet “best available control technology” standards for those GHG emissions. In addition, the EPA has adopted rules requiring the monitoring and annual reporting of GHG emissions from certain petroleum and natural gas system sources in the U.S., including, among others, onshore and offshore production facilities, which include certain of our operators’ operations. The EPA has expanded the GHG reporting requirements to all segments of the oil and natural gas industry, including gathering and boosting facilities as well as completions and workovers from hydraulically fractured oil wells.

Federal agencies also have begun directly regulating emissions of methane from oil and natural gas operations. For example, in June 2016, the EPA published New Source Performance Standards, known as Subpart OOOOa, that requires certain new, modified or reconstructed facilities in the oil and natural gas sector to reduce these methane gas emissions. In September 2020, the Trump Administration published regulations to rescind methane specific requirements and remove the transmission and storage segments from the oil and natural gas source category. However, on January 20, 2021, President Biden signed an executive order calling for the suspension, revision or recission of the September 2020 rule and the reinstatement or issuance of methane emissions standards for new, modified and existing oil and gas facilities. Several states have also adopted rules to control and minimize methane emissions from the production of oil and natural gas, and others have considered or may consider doing so in the future.

At the international level, in December 2015, the United States and 194 other participating countries adopted the Paris Agreement, which calls for each participating country to establish their own nationally determined standards for reducing carbon output. Although the United States had withdrawn from such agreement, President Biden has signed executed orders recommitting the United States to the Paris Agreement and directing the federal government to begin formulating the United States’ nationally determined emissions reduction goal under the agreement. The impacts of this order, and any legislation or regulation promulgated to fulfill the United States’ commitments under the Paris Agreement, cannot be predicted at this time.

The adoption and implementation of any international, federal or state legislation or regulations that require reporting of GHGs or otherwise restrict emissions of GHGs could result in increased compliance costs or additional operating restrictions for our operators, and could have a material adverse effect on our business, financial condition and results of operations. On January 27, 2021, President Biden signed an executive order calling for substantial action on climate change, including, among other things, the increased use of zero-emissions vehicles by the federal government, the elimination of subsidies provided to the fossil fuel industry, and increased emphasis on climate-related risks across agencies and economic sectors. There is also a risk that financial institutions will be required to adopt policies that have the effect of reducing the funding provided to the fossil fuel sector. Recently, the Federal Reserve announced it has joined the Network for Greening the Financial System, a consortium of financial regulators focused on addressing climate-related risks in the financial sector. Limitation of investments in and financing for fossil fuel energy companies could result in the restriction, delay or cancellation of drilling programs or development or production activities. Ultimately, this could make it more difficult for operators to secure funding for exploration and production activities. Additionally, activist shareholders have introduced proposals that may seek to force companies to adopt aggressive emission reduction targets or restrict more carbon-intensive activities. While we cannot predict the outcomes of such proposals, they could make it more difficult for operators to engage in exploration and production activities. Finally, many scientists have concluded that increasing concentrations of GHG in the atmosphere may produce climate changes that have significant physical effects, such as increased frequency and severity of storms, droughts, and floods and other climate events that could have an adverse effect on HighPeak Energy’s operations.

Hydraulic Fracturing Activities

Hydraulic fracturing is an important and common practice that is used to stimulate production of oil and/or natural gas from dense subsurface rock formations. The hydraulic fracturing process involves the injection of water, proppants and chemicals under pressure into targeted subsurface formations to fracture the surrounding rock and stimulate production. Hydraulic fracturing is regularly used by operators of the Company’s assets. Hydraulic fracturing is typically regulated by state oil and natural gas commissions, but the EPA has asserted federal regulatory authority pursuant to the SDWA over certain hydraulic fracturing activities involving the use of diesel fuels and published permitting guidance in February 2014 addressing the performance of such activities using diesel fuels. The EPA has issued final regulations under the CAA establishing performance standards, including standards for the capture of air emissions released during hydraulic fracturing, and also finalized rules in June 2016 that prohibit the discharge of wastewater from hydraulic fracturing operations to publicly owned wastewater treatment plants.

At the state level, several states have adopted or are considering legal requirements that could impose more stringent permitting, disclosure and well construction requirements on hydraulic fracturing activities. For example, the Railroad Commission has adopted a “well integrity rule,” which updated the requirements for drilling, putting pipe down and cementing wells. The rule also imposes new testing and reporting requirements, such as (i) the requirement to submit cementing reports after well completion or after cessation of drilling, whichever is later, and (ii) the imposition of additional testing on wells less than 1,000 feet below usable groundwater. Local governments also may seek to adopt ordinances within their jurisdictions regulating the time, place and manner of drilling activities in general or hydraulic fracturing activities in particular.

Certain governmental reviews are either underway or have been conducted that focus on the environmental aspects of hydraulic fracturing practices. For example, in December 2016, the EPA released its final report on the potential impacts of hydraulic fracturing on drinking water resources. The EPA report concluded that “water cycle” activities associated with hydraulic fracturing may impact drinking water resources under certain limited circumstances.

Compliance with existing laws has not had a material adverse effect on operations related to the Company’s assets, but if new or more stringent federal, state or local legal restrictions relating to the hydraulic fracturing process are adopted in areas where the Company’s assets are located, operators could incur potentially significant added costs to comply with such requirements, experience delays or curtailment in the pursuit of development activities, and perhaps even be precluded from drilling wells.

Endangered Species Act (“ESA”) and Migratory Birds

The ESA and (in some cases) comparable state laws were established to protect endangered and threatened species. Pursuant to the ESA, if a species is listed as threatened or endangered, restrictions may be imposed on activities adversely affecting that species’ habitat. The U.S. Fish and Wildlife Service (“FWS”) may designate critical habitat and suitable habitat areas that it believes are necessary for survival of a threatened or endangered species. A critical habitat or suitable habitat designation could result in further material restrictions to land use and may materially delay or prohibit land access for oil and natural gas development. Moreover, as a result of a settlement approved by the U.S. District Court for the District of Columbia in September 2011, the FWS was required to make a determination on listing of more than 250 species as endangered or threatened under the ESA by no later than completion of the agency’s 2017 fiscal year. The agency missed the deadline but continues to review species for listing under the ESA. Similar protections are offered to migratory birds under the Migratory Bird Treaty Act. The federal government in the past has pursued enforcement actions against oil and natural gas companies under the Migratory Bird Treaty Act after dead migratory birds were found near reserve pits associated with drilling activities. Although the Department of Interior issued a new opinion in 2017 revoking its prior enforcement policy and concluded that an incidental take is not a violation of the Migratory Bird Treaty Act, the District Court for the Southern District of New York vacated this opinion in August 2020. In any event, the identification or designation of previously unprotected species as threatened or endangered in areas where underlying property operations are conducted could cause increased costs arising from species protection measures or could result in limitations on development activities that could have an adverse impact on the ability to develop and produce reserves within the Company’s assets. For example, recently, there have been renewed calls to review protections currently in place for the Dunes Sagebrush Lizard, whose habitat includes portions of the Permian Basin, and to reconsider listing the species under the ESA. If this species or others are listed, the FWS and similar state agencies may designate critical or suitable habitat areas that they believe are necessary for the survival of threatened or endangered species. If a portion of the Company’s assets were to be designated as a critical or suitable habitat, it could adversely impact the value of the Company’s assets.

Occupational and Safety Act (“OSHA”)

HighPeak Energy will be subject to the requirements of the OSHA and comparable state statutes whose purpose is to protect the health and safety of workers. Violations can result in civil or criminal penalties as well as required abatement. In addition, the OSHA hazard communication standard, the Emergency Planning and Community Right-to-Know Act and comparable state statutes and any implementing regulations require that HighPeak Energy organizes and/or disclose information about hazardous materials used or produced in its operations and that this information be provided to employees, state and local governmental authorities and citizens.

Related Permits and Authorizations

Many environmental laws require permits or other authorizations from state and/or federal agencies before initiating certain drilling, construction, production, operation or other oil and natural gas activities, and require maintaining these permits and compliance with their requirements for on-going operations. These permits are generally subject to protest, appeal or litigation, which could in certain cases delay or halt projects and cease production or operation of wells, pipelines and other operations related to the Company’s assets.

Related Insurance

HighPeak Energy maintains insurance against some risks associated with above or underground contamination that may occur as a result of development activities. However, this insurance is limited to activities at the well site and there can be no assurance that this insurance will continue to be commercially available or that this insurance will be available at premium levels that justify its purchase by HighPeak Energy.

Human Capital

We believe that our employees are the foundation to fostering the safe operation of our assets. We foster a collaborative, inclusive, and safety-minded work environment, focused on working safely every day. We seek to identify qualified internal and external talent for our organization, enabling us to execute on our strategic objectives.

As of December 31, 2020, we employed 25 full-time employees dedicated to operating the Company’s assets. In connection with the HighPeak business combination, HighPeak Energy acquired the entity that employs the employees dedicated to operating the Company’s assets and retained such employees that are necessary to efficiently operate the Company’s assets. None of these employees are covered by collective bargaining agreements, and we consider our employee relations to be good.

Employee Health and Safety

Safety is important to us and begins with the protection and safety of our employees, contractors and communities where we operate. We value people above all else and remain committed to making safety and health our top priority. We continually seek to maintain and deepen our safety culture by providing a safe working environment that encourages active employee engagement, including implementing safety programs to achieve improvements in our safety culture.

The Company has taken steps to keep its employees safe during the COVID-19 pandemic by implementing preventative measures and developing response plans intended to minimize unnecessary risk of exposure and infection among its employees. The Company has also modified certain business practices (including those related to non-operational employee work locations, such as a significant reduction in physical participation in meetings, events and conferences) to conform to government restrictions and best practices encouraged by the Centers for Disease Control and Prevention, and other governmental and regulatory authorities.

Diversity and Inclusion

We are committed to fostering a work environment in which all employees treat each other with dignity and respect. This commitment extends to providing equal employment and advancement opportunities based on merit and experience. We continually strive to attract a diverse workforce by identifying potential candidates to advance and strengthen our human capital management program.

Our employee demographic profile allows us to promote inclusion of thought, skill, knowledge, and culture across our operations to achieve our social obligations and commitments.

Talent Development and Retention

We value and provide opportunities for cross training and increased responsibilities, including leadership learning. These efforts allow us to recruit from within our organization for future vocational and occupational opportunities. Our management promotes formal and informal learning and development throughout the organization. We offer developmental programs focused on building the skills of our employees and to help advance employee careers, knowledge, and skillsets through training and related programs.

Legal Proceedings

HighPeak Energy is not party to lawsuits related to the Company’s assets other than those arising in the ordinary course of business or that will be retained by the contributors. Due to the nature of the oil and natural gas business, HighPeak Energy may, from time to time, be involved in other routine litigation or subject to disputes or claims related to the operation of the Company’s assets, including workers’ compensation claims and employment related disputes. In the opinion of management, none of these other pending litigation, disputes or claims against HighPeak Energy, if decided adversely, would have a material adverse effect on the Company’s assets.

Offices

The principal field office for HighPeak Energy is located at 303 West Wall Street, Suite 2202, Midland, Texas 79701.

ITEM 1A. RISK FACTORS

There are many factors that may affect our business, financial condition and results of operations and investments in us. Security holders and potential investors in our securities should carefully consider the risk factors set forth below, as well as the discussion of other factors that could affect us or investments in us included elsewhere in this Annual Report. If one or more of these risks were to materialize, our business, financial condition or results of operations could be materially and adversely affected. These known material risks could cause our actual results to differ materially from those contained in any written or oral forward-looking statements made by us or on our behalf.

We are providing the following summary of the risk factors contained in our Annual Report to enhance the readability and accessibility of our risk factor disclosures. We encourage our stockholders to carefully review the full risk factors contained in this Annual Report in their entirety for additional information regarding the risks and uncertainties that could cause our actual results to vary materially from recent results or from our anticipated future results.

Risks Related to Our Business

●

Oil, natural gas and NGL prices are volatile and sustained periods of low, or further declines in, oil, natural gas and NGL prices could adversely affect HighPeak Energy’s business, financial condition and results of operations.

●	The recent and ongoing outbreak of COVID-19 and other pandemic outbreaks could negatively impact HighPeak Energy’s business and results of operation.
●

The marketability of HighPeak Energy’s production is dependent upon transportation, storage and other facilities, certain of which it does not control. If these facilities are unavailable, HighPeak Energy’s operations could be interrupted, and its revenues reduced.

●

Certain factors could require HighPeak Energy to write-down the carrying values of its properties, including commodity prices decreasing to a level such that future undiscounted cash flows from its properties are less than their carrying value.

●

HighPeak Energy’s development projects and acquisitions will require substantial capital expenditures. HighPeak Energy may be unable to obtain required capital or financing on satisfactory terms, which could reduce its ability to access or grow production and reserves.

●	Drilling for and producing oil and natural gas are high risk activities with many uncertainties that could adversely affect HighPeak Energy’s business, financial condition or result of operations.
●	Restrictions in HighPeak Energy’s Revolving Credit Facility and any future debt agreements could limit HighPeak Energy’s growth and ability to engage in certain activities.
●

Reserve estimates depend on many assumptions that may turn out to be inaccurate. Any material inaccuracies in reserve estimates or underlying assumptions will materially affect the quantities and present value of reserves.

●	HighPeak Energy is not the operator on all its acreage or drilling locations, and, therefore, HighPeak Energy is not able to control the timing of exploration or development efforts, associated costs or the rate of production of any non-operated assets.
●	The Company’s assets are located in the north eastern portion of the Midland Basin, making HighPeak Energy vulnerable to risks associated with operating in a limited geographic area.
●	HighPeak Energy may incur losses as a result of title defects in the properties in which it invests.
●	The development of estimated PUDs may take longer and may require higher levels of capital expenditures than anticipated. Therefore, estimated PUDs may not be ultimately developed or produced.
●

Unless HighPeak Energy replaces its reserves with new reserves and develops those new reserves, its reserves and production will decline, which would adversely affect future cash flows and results of operations.

●	Conservation measures and technological advances could reduce or slow the demand for oil and natural gas.
●

HighPeak Energy depends upon a small number of significant purchasers for the sale of most of its oil, natural gas and NGL production. The loss of one or more of such purchasers could, among other factors, limit HighPeak Energy’s access to suitable markets for the oil, natural gas and NGL it produces.

●

HighPeak Energy’s operations may be exposed to significant delays, costs and liabilities as a result of environmental and occupational health and safety requirements applicable to its business activities.

●

HighPeak Energy may incur substantial losses and be subject to substantial liability claims as a result of operations. Additionally, HighPeak Energy may not be insured for, or insurance may be inadequate to protect HighPeak Energy against, these risks.

●

HighPeak Energy may be unable to make additional attractive acquisitions or successfully integrate acquired businesses with its current assets, and any inability to do so may disrupt its business and hinder its ability to grow.

●	Certain of HighPeak Energy’s properties are subject to land use restrictions, which could limit the manner in which HighPeak Energy conducts business.
●

The unavailability or high cost of drilling rigs, equipment, supplies, personnel, frac crews and oilfield services could adversely affect HighPeak Energy’s ability to execute its development plans within its budget and on a timely basis.

●	Should our operators fail to comply with all applicable regulatory agency administered statutes, rules, regulations and orders, our operators could be subject to substantial penalties and fines.
●

The operations of HighPeak Energy are subject to a series of risks arising out of the threat of climate change that could result in increased operating costs, limit the areas in which HighPeak Energy may conduct oil and natural gas exploration and production activities and reduce demand for the oil and natural gas HighPeak Energy produces.

●

Federal, state and local legislation and regulatory initiatives relating to hydraulic fracturing as well as governmental reviews of such activities could result in increased costs and additional operating restrictions or delays in the completion of oil and natural gas wells and adversely affect HighPeak Energy’s production.

●

Legislation or regulatory initiatives intended to address seismic activity could restrict HighPeak Energy’s drilling and production activities, as well as HighPeak Energy’s ability to dispose of produced water gathered from such activities, which could have a material adverse effect on its future business.

●	Restrictions on drilling activities intended to protect certain species of wildlife may adversely affect HighPeak Energy’s ability to conduct drilling activities in areas where it operates.

●	There are inherent limitations in all control systems, and misstatements due to error or fraud that could seriously harm HighPeak Energy’s business may occur and not be detected.
●	HighPeak Energy’s business could be adversely affected by security threats, including cyber-security threats, and related disruptions.

Risks Related to Ownership of our Securities

●	The HighPeak Group, including the Principal Stockholder Group, has significant influence over HighPeak Energy.
●

HighPeak Energy’s only significant asset is its ownership of 100% of the operating companies acquired in the business combination and cash on hand after the Closing of the business combination, and such ownership may not be sufficient to pay dividends on its common stock or satisfy its other financial obligations.

●	Because HighPeak Energy has a limited operating history, it may be difficult to evaluate its ability to successfully implement its business strategy.
●

HighPeak Energy is a “controlled company” within the meaning of Nasdaq Rules and, as a result, qualifies for exemptions from certain corporate governance requirements. As a result, you do not have the same protections afforded to stockholders of companies that are subject to such requirements.

●

HighPeak Energy may be required to take write-downs or write-offs, restructuring and impairment or other charges that could have a significant negative effect on HighPeak Energy’s financial condition, results of operations and stock price, which could cause you to lose some or all your investment.

●	The terms of our warrants may be amended in a manner that may be adverse to holders of our warrants with the approval by the holders of at least 50% of our then-outstanding warrants.
●

A significant portion of HighPeak Energy’s total outstanding shares are restricted from immediate resale but may be sold into the market in the near future. This could cause the market price of HighPeak Energy common stock to drop significantly, even if HighPeak Energy’s business is doing well.

●

There can be no assurance that HighPeak Energy common stock issued, including issuable upon exercise of our warrants or upon satisfaction of conditions under the CVR Agreement with respect to the CVRs, will remain listed on the Nasdaq, or that HighPeak Energy will be able to comply with the continued listing standards of the Nasdaq.

●

HighPeak Energy is an emerging growth company within the meaning of the Securities Act, and if HighPeak Energy takes advantage of certain exemptions from disclosure requirements available to emerging growth companies, this could make HighPeak Energy’s securities less attractive to investors and may make it more difficult to compare its performance with other public companies.

●	Under certain circumstances, the Contingent Value Rights will have no value and will be automatically terminated without any further consideration.
●

A market for the CVRs may not develop and, even if a market for the CVRs does develop, there can be no assurance the extent to which trading of the CVRs will lead to an illiquid trading market with respect to such CVRs, which would adversely affect the liquidity and price of the CVRs.

Risks Related to Our Business

Oil, natural gas and NGL prices are volatile. Sustained periods of low, or further declines in, oil, natural gas and NGL prices could adversely affect HighPeak Energy’s business, financial condition and results of operations and its ability to meet its capital expenditure obligations and other financial commitments.

The prices HighPeak Energy receives for its oil, natural gas and NGL production heavily influences its revenue, profitability, access to capital, future rate of growth and the carrying value of its properties. The markets for oil and natural gas have been volatile historically and are likely to remain volatile in the future. For example, during the period from January 1, 2018 through December 31, 2020, the calendar month average NYMEX WTI crude oil price per Bbl ranged from a low of $16.70 to a high of $70.76, and the last trading day NYMEX natural gas price per MMBtu ranged from a low of $1.50 to a high of $4.72. For the month of April 2020, the calendar month average NYMEX WTI crude oil price was $16.70 per Bbl and the last trading day NYMEX natural gas price was $1.63 per MMBtu. The fall in prices was a result of Organization of Petroleum Exporting Countries and other oil producing nations (“OPEC+”) being unable to reach an agreement on production levels for crude oil, which resulted in Saudi Arabia and Russia initiating efforts to increase production. The convergence of these events, along with the significantly reduced demand because of the COVID-19 pandemic, created an unprecedented global oil and natural gas supply and demand imbalance, reduced global oil and natural gas storage capacity, caused oil and natural gas prices to decline significantly and resulted in continued volatility in oil, natural gas and NGL prices into the second quarter of 2020. In April 2020, extreme shortages of transportation and storage capacity caused the NYMEX WTI front month oil price for May 2020 delivery to drop to -$37.63 per barrel on the second to last day of the trading period for the contract. This single day of negative pricing resulted from the holders of expiring May 2020 oil purchase contracts being unable or unwilling to take physical delivery of crude oil and accordingly forced to make payments to purchasers of such contracts to transfer the corresponding purchase obligations. Prices have partially recovered, with the calendar month average NYMEX WTI crude oil price of $47.07 per Bbl and the last trading day NYMEX natural gas price of $2.90 per MMBtu for the month of December 2020. However, there can be no certainty that commodity prices will sustain at these levels or continue to increase.

Likewise, NGL, which are made up of ethane, propane, isobutane, normal butane, and natural gasoline, each of which has different uses and pricing characteristics, have also fluctuated widely during this period. The prices HighPeak Energy receives for its production, and the levels of HighPeak Energy’s production, will depend on numerous factors beyond HighPeak Energy’s control, which include the following:

●	worldwide and regional economic conditions impacting the global supply and demand for oil, natural gas and NGL;

●	the price and quantity of foreign imports of oil, natural gas and NGL;

●

domestic and global political and economic conditions, socio-political unrest and instability, terrorism or hostilities in or affecting other producing regions or countries, including the Middle East, Africa, South America and Russia;

●	the occurrence or threat of epidemic or pandemic diseases, such as the recent and ongoing outbreak of COVID-19, or any government response to such occurrence or threat;

●	actions of the Organization of the Petroleum Exporting Countries (“OPEC”), its members and other state-controlled oil companies relating to oil price and production controls;

●	the level of global exploration, development and production;

●	the level of global inventories;

●	prevailing prices on local price indexes in the areas in which HighPeak Energy operates;

●	the proximity, capacity, cost and availability of gathering and transportation facilities;

●	localized and global supply and demand fundamentals and transportation availability;

●	the cost of exploring for, developing, producing and transporting reserves;

●	weather conditions and natural disasters;

●	technological advances affecting energy consumption;

●	the price and availability of alternative fuels;

●	expectations about future commodity prices; and

●	U.S. federal, state and local and non-U.S. governmental regulation and taxes.

Lower commodity prices may reduce HighPeak Energy’s cash flow and borrowing ability. If HighPeak Energy is unable to obtain needed capital or financing on satisfactory terms, its ability to develop future reserves could be adversely affected. Also, using lower prices in estimating proved reserves may result in a reduction in proved reserve volumes due to economic limits. In addition, sustained periods with lower oil and natural gas prices may adversely affect drilling economics and HighPeak Energy’s ability to raise capital, which may require it to re-evaluate and postpone or eliminate its development program, and result in the reduction of some proved undeveloped reserves and related standardized measure. If HighPeak Energy is required to curtail its drilling program, HighPeak Energy may be unable to hold leases that are scheduled to expire, which may further reduce reserves. As a result, a substantial or extended decline in commodity prices may materially and adversely affect HighPeak Energy’s future business, financial condition, results of operations, liquidity and ability to finance planned capital expenditures.

The recent and ongoing outbreak of COVID-19 and other pandemic outbreaks could negatively impact HighPeak Energy’s business and results of operations.

HighPeak Energy may face additional risks related to the recent and ongoing outbreak of COVID-19. International, federal, state and local public health and governmental authorities took extraordinary and wide-ranging actions to contain and combat the outbreak and spread of COVID-19 in regions across the United States and the world, including mandates for many individuals to substantially restrict daily activities and for many businesses to curtail or cease normal operations. While some of these restrictions have been lifted in many countries, including the United States, to the extent the COVID-19 outbreak worsens, governments may reimpose similar restrictions. The full impact of the COVID-19 outbreak is unknown and continues to evolve. The outbreak and any preventative or protective actions that HighPeak Energy or its customers may take in respect to this virus may result in a period of disruption, including HighPeak Energy’s financial reporting capabilities, its operations generally, and could potentially impact HighPeak Energy’s customers, distribution partners and third parties. Any resulting impact cannot be reasonably estimated at this time but may materially affect the business and HighPeak Energy’s financial condition and results of operations. The extent to which the COVID-19 outbreak impacts HighPeak Energy’s results will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of COVID-19 and the actions to contain COVID-19 or treat its impact, among others.

For example, prices decreased to a level in April 2020 that caused HighPeak Energy to halt its drilling program and to curtail a substantial portion of their existing production, as well. However, prices have since increased and HighPeak Energy management began returning wells to production in mid-July. At August 21, 2020, HighPeak Energy had twelve (12) drilled uncompleted wells that we began completing in September 2020. Nine (9) of these wells were on production as of December 31, 2020 with the other three (3) wells on production by the end of January 2021. We will continue to monitor the extent by which prices continue to increase and/or stabilize as we execute our capital expenditure program. In addition, HighPeak Energy may be unable to fund its capital expenditure program. HighPeak Energy has evaluated multiple development scenarios under multiple potential commodity price assumptions. Under a one (1) rig development scenario, HighPeak Energy would expect to incur approximately $115 to $125 million of capital expenditures for drilling, completion, facilities and equipping costs plus an additional $20 to $25 million for field infrastructure and other costs during 2021. The ability to make these capital expenditures will be highly dependent on the price of oil and available funding. Commodity prices have already partially recovered from their April lows, with the calendar month average NYMEX WTI price of $47.07 per Bbl and last trading day NYMEX natural gas price of $2.90 per MMBtu for the month of December 2020.  However, HighPeak Energy recognizes that commodity prices remain highly volatile and that its liquidity may be limited, and as a result, there is no certainty that HighPeak Energy will operate a one-rig drilling program in the future.

The marketability of HighPeak Energy’s production is dependent upon transportation, storage and other facilities, certain of which it does not control. If these facilities are unavailable, HighPeak Energy’s operations could be interrupted, and its revenues reduced.

The marketability of HighPeak Energy’s oil and natural gas production depends in part upon the availability, proximity and capacity of transportation and storage facilities owned by third parties. Natural gas production from HighPeak Energy’s assets is generally transported by third-party gathering lines. HighPeak Energy does not currently have long-term contracts for the gathering and transportation of production from its assets, and currently transports the majority of its oil production via truck on a short-term contract basis. HighPeak Energy does not control the trucks and transportation and storage facilities used to transport or store production from its assets, and access to them may be limited or denied. As a result of reduced demand in the spring and summer of 2020 primarily due to the COVID-19 outbreak, there was insufficient storage capacity for the production of oil. Consequently, HighPeak had to curtail substantially all of its production for a short time. Further, insufficient production from wells to support the construction of pipeline facilities by purchasers or a significant disruption in the availability of HighPeak Energy’s or third-party transportation facilities or other production facilities could adversely impact HighPeak Energy’s ability to deliver to market or produce oil and natural gas and thereby cause a significant interruption in HighPeak Energy’s operations. If, in the future, HighPeak Energy is unable, for any sustained period, to implement acceptable delivery or transportation arrangements or encounters production related difficulties, it may be required to shut in or curtail production. Any such shut-in or curtailment, or an inability to obtain favorable terms for delivery of the oil and natural gas produced from HighPeak Energy’s fields, would materially and adversely affect its financial condition and results of operations.

Certain factors could require HighPeak Energy to shut-in production or cease its capital expenditure program.

During 2020, the reduction in global demand caused by COVID-19, coupled with the recent actions of foreign oil producers such as Saudi Arabia and Russia, materially decreased global crude oil prices and generated a surplus of oil. This significant surplus created a saturation of storage and caused imminent crude storage constraints, which led to, and in the future may further lead to the shut-in of production of our wells due to lack of sufficient markets or lack of availability and capacity of processing, gathering, storing and transportation systems. Additionally, several state oil and gas authorities, including the Texas Railroad Commission, implemented or considered implementing oil and gas production limits in an effort to stabilize declining commodity prices. To the extent adopted, such production limits could not only reduce our revenue, but also, if wells are required to be shut-in for extended periods of time due to such production limits, result in expenditures related to well plugging and abandonment. Cost increases necessary to bring wells back online may be significant enough that such wells would become uneconomic at low commodity price levels, which may lead to decreases in HighPeak Energy’s proved reserve estimates and potential impairments and associated charges to its earnings. HighPeak Energy curtailed the majority of its production in April 2020. However, prices have since increased, and HighPeak Energy management began returning its wells to production in mid-July. At August 21, 2020, HighPeak Energy had twelve (12) drilled uncompleted wells that we began completing in September 2020. Nine (9) of these wells were on production as of December 31, 2020 with the other three (3) on production by the end of January 2021. We will continue to monitor the extent by which prices continue to increase and/or stabilize as we execute our capital expenditure program. Any shut in or curtailment of the oil, natural gas and NGL produced from HighPeak Energy’s fields could adversely affect its financial condition and results of operations.

Certain factors could require HighPeak Energy to write-down the carrying values of its properties, including commodity prices decreasing to a level such that future undiscounted cash flows from its properties are less than their carrying value.

Accounting rules require that HighPeak Energy periodically review the carrying value of its properties for possible impairment. Based on prevailing commodity prices and specific market factors and circumstances at the time of prospective impairment reviews, and the continuing evaluation of development plans, production data, economics and other factors, HighPeak Energy may be required to write-down the carrying value of its properties. A write-down constitutes a non-cash impairment charge to earnings. Historically, oil, natural gas and NGL prices have been volatile. For example, during the period from January 1, 2018 through December 31, 2020, the calendar month average NYMEX WTI crude oil price per Bbl ranged from a low of $16.70 to a high of $70.76, and the last trading day NYMEX natural gas price per MMBtu ranged from a low of $1.50 to a high of $4.72.

Likewise, NGL, which are made up of ethane, propane, isobutane, normal butane and natural gasoline, each of which has different uses and pricing characteristics, have also fluctuated widely during this period.

Sustained levels of depressed commodity prices, or further decreases, in the future could result in impairments of HighPeak Energy’s properties, which could have a material adverse effect on results of operations for the periods in which such charges are taken. HighPeak Energy could experience material write-downs as a result of lower commodity prices or other factors, including low production results or high lease operating expenses, capital expenditures or transportation fees.

HighPeak Energy’s development projects and acquisitions will require substantial capital expenditures. HighPeak Energy may be unable to obtain required capital or financing on satisfactory terms, which could reduce its ability to access or grow production and reserves.

The oil and natural gas industry is capital intensive. HighPeak Energy has evaluated multiple development scenarios under multiple potential commodity price assumptions. Under its one (1) rig development scenario, HighPeak Energy would expect to incur approximately $115 to $125 million of capital expenditures for drilling, completion, facilities and equipping costs and $20 to $25 million for field infrastructure and other costs during 2021. The ability to make these capital expenditures will be highly dependent on the price of oil and available funding of HighPeak Energy. Commodity prices have already partially recovered from their April lows, with the calendar month average NYMEX WTI price of $47.07 per Bbl and last trading day NYMEX natural gas price of $2.90 per MMBtu for the month of December 2020.  However, HighPeak Energy recognizes that commodity prices remain highly volatile and that its liquidity is limited, and as a result, there is no certainty that HighPeak Energy will operate a one-rig development program in the future.

HighPeak Energy expects to fund its forecasted capital expenditures with cash on its balance sheet, cash generated by operations and through borrowings under its Revolving Credit Facility. For terms of the Revolving Credit Agreement, see “Item 7. Management’s Discussion and Analysis of Financial Conditions and Results of Operations—Liquidity and Capital Resources—Revolving Credit Agreement.”

Further, given market uncertainty primarily as a result of the COVID-19 outbreak and other factors, it is uncertain whether HighPeak Energy will be able to access the capital markets in the immediate future. Cash flows from operations are also subject to significant uncertainty. As a result, the amount of liquidity that HighPeak Energy will have in the future is uncertain.

As a result, HighPeak Energy’s financing needs may require it to alter or increase its capitalization substantially through the issuance of debt or equity securities or the sale of assets. The issuance of additional indebtedness would require that an additional portion of cash flow from operations be used for the payment of interest and principal on its indebtedness, thereby further reducing its ability to use cash flow from operations to fund working capital, capital expenditures and acquisitions. The issuance of additional equity securities would be dilutive to existing stockholders. The actual amount and timing of future capital expenditures may differ materially from estimates as a result of, among other things: commodity prices; actual drilling results; the availability of drilling rigs and other services and equipment; and regulatory, technological and competitive developments. A reduction in commodity prices from current levels may result in a decrease in actual capital expenditures, which would negatively impact HighPeak Energy’s ability to grow production.

HighPeak Energy’s cash flow from operations and access to capital are subject to a number of variables, including:

●	the prices at which HighPeak Energy’s production is sold;

●	proved reserves;

●	the amount of hydrocarbons HighPeak Energy is able to produce from its wells;

●	HighPeak Energy’s ability to acquire, locate and produce new reserves;

●	the amount of HighPeak Energy’s operating expenses;

●	cash settlements from HighPeak Energy’s derivative activities;

●	HighPeak Energy’s ability to obtain additional debt financing, including increases to the Revolving Credit Facility;

●	the duration of economic uncertainty surrounding the COVID-19 pandemic;

●

the duration and uncertainty of OPEC+’s agreement not to increase production above agreed levels and the compliance by its members with their respective production quotas during the term of the agreement;

●	HighPeak Energy’s ability to obtain storage capacity for the oil it produces;

●	restrictions in the instruments governing HighPeak Energy’s debt on HighPeak Energy’s ability to incur additional indebtedness; and

●	HighPeak Energy’s ability to access the public or private capital markets.

Should HighPeak Energy’s revenues or the borrowing base under the Revolving Credit Facility decrease as a result of lower oil, natural gas and NGL prices, operational difficulties, declines in reserves or for any other reason, HighPeak Energy may have limited ability to obtain the capital necessary to sustain operations at expected levels. If additional capital is needed, HighPeak Energy may not be able to obtain debt or equity financing on terms acceptable to it, if at all. If cash flow generated by HighPeak Energy’s operations or available debt financing, including borrowings under the Revolving Credit Facility, are insufficient to meet its capital requirements, the failure to obtain additional financing could result in a curtailment of the development of HighPeak Energy’s properties, which in turn could lead to a decline in reserves and production and could materially and adversely affect HighPeak Energy’s business, financial condition and results of operations. If HighPeak Energy seeks and obtains additional financing, subject to the restrictions in the instruments governing its existing debt, the addition of new debt to existing debt levels could intensify the operational risks that HighPeak Energy will face. Further, adding new debt could limit HighPeak Energy’s ability to service existing debt service obligations.

Part of HighPeak Energy’s business strategy involves using some of the latest available horizontal drilling and completion techniques, which involve risks and uncertainties in their application.

HighPeak Energy’s operations involves utilizing some of the latest drilling and completion techniques as developed by HighPeak Energy and its service providers. The difficulties HighPeak Energy may face drilling horizontal wells may include, among others:

●	landing its wellbore in the desired drilling zone;

●	staying in the desired drilling zone while drilling horizontally through the formation;

●	running its casing the entire length of the wellbore; and

●	being able to run tools and other equipment consistently through the horizontal wellbore.

Difficulties that HighPeak Energy may face while completing its wells include the following, among others:

●	the ability to fracture stimulate the planned number of stages;

●	the ability to run tools the entire length of the wellbore during completion operations; and

●	the ability to successfully clean out the wellbore after completion of the final fracture stimulation stage.

Use of new technologies may not prove successful and could result in significant cost overruns or delays or reductions in production, and, in extreme cases, the abandonment of a well. In addition, certain of the new techniques HighPeak Energy adopts may cause irregularities or interruptions in production due to offset wells being shut in and the time required to drill and complete multiple wells before any such wells begin producing. Furthermore, the results of drilling in new or emerging formations are more uncertain initially than drilling results in areas that are more developed and have a longer history of established production. Newer and emerging formations and areas have limited or no production history and, consequently, HighPeak Energy may be more limited in assessing future drilling results in these areas. If its drilling results are less than anticipated, the return on investment for a particular project may not be as attractive as anticipated, and HighPeak Energy could incur material write downs of unevaluated properties and the value of undeveloped acreage could decline in the future.

For example, potential complications associated with the new drilling and completion techniques that HighPeak Energy intends to utilize may cause HighPeak Energy to be unable to develop its assets in line with current expectations and projections. Further, recent well results may not be indicative of HighPeak Energy’s future well results.

Drilling for and producing oil and natural gas are high risk activities with many uncertainties that could adversely affect HighPeak Energy’s business, financial condition or results of operations.

HighPeak Energy’s future financial condition and results of operations will depend on the success of its development, production and acquisition activities, which are subject to numerous risks beyond its control, including the risk that drilling will not result in commercially viable oil and natural gas production.

HighPeak Energy’s decisions to develop or purchase prospects or properties will depend, in part, on the evaluation of data obtained through geophysical and geological analyses, production data and engineering studies, which are often inconclusive or subject to varying interpretations. For a discussion of the uncertainty involved in these processes, see “—Reserve estimates depend on many assumptions that may turn out to be inaccurate. Any material inaccuracies in reserve estimates or underlying assumptions will materially affect the quantities and present value of reserves.” In addition, the cost of drilling, completing and operating wells will often be uncertain.

Further, many factors may curtail, delay or cancel scheduled drilling operations, including:

●	delays imposed by, or resulting from, compliance with regulatory requirements, including limitations on wastewater disposal, emission of GHGs and hydraulic fracturing;

●	pressure or irregularities in geological formations;

●	shortages of or delays in obtaining equipment and qualified personnel or in obtaining water for hydraulic fracturing activities;

●	equipment failures, accidents or other unexpected operational events;

●	lack of available gathering facilities or delays in construction of gathering facilities;

●	lack of available capacity on interconnecting transmission pipelines;

●	lack of availability of water and electricity;

●	adverse weather conditions;

●	issues related to compliance with environmental regulations;

●

environmental hazards, such as oil and natural gas leaks, oil spills, pipeline and tank ruptures and unauthorized discharges of brine, well stimulation and completion fluids, toxic gases or other pollutants into the surface and subsurface environment;

●	declines in oil and natural gas prices;

●	limited availability of financing on acceptable terms;

●	title issues; and

●	other market limitations in HighPeak Energy’s industry.

If HighPeak Energy borrows funds in the future, HighPeak Energy may not be able to generate sufficient cash to service all its indebtedness and may be forced to take other actions to satisfy its debt obligations that may not be successful.

HighPeak Energy entered into a Revolving Credit Facility and may seek other debt financing sources. HighPeak Energy’s ability to make scheduled payments on or to refinance its indebtedness obligations under the Revolving Credit Facility, or other debt financing sources HighPeak Energy decides to utilize, will depend on HighPeak Energy’s financial condition and operating performance, which are subject to prevailing economic and competitive conditions, industry cycles and certain financial, business and other factors affecting HighPeak Energy’s operations, many of which are beyond HighPeak Energy’s control. HighPeak Energy may not be able to maintain a level of cash flow from operating activities sufficient to permit HighPeak Energy to pay the principal, premium, if any, and interest on its indebtedness.

If HighPeak Energy’s cash flow and capital resources are insufficient to fund debt service obligations, HighPeak Energy may be forced to reduce or delay investments and capital expenditures, sell assets, seek additional capital or restructure or refinance existing indebtedness. HighPeak Energy’s ability to restructure or refinance indebtedness will depend on the condition of the capital markets and its financial condition at such time. Any refinancing of indebtedness may be at higher interest rates and may require HighPeak Energy to comply with more onerous covenants, which could further restrict business operations. The terms of the Revolving Credit Facility and HighPeak Energy’s future debt instruments may restrict it from adopting some of these alternatives. In addition, any failure to make payments of interest and principal on outstanding indebtedness on a timely basis may result in a reduction of HighPeak Energy’s credit rating, which could harm its ability to incur additional indebtedness. In the absence of sufficient cash flows and capital resources, HighPeak Energy could face substantial liquidity problems and might be required to dispose of material assets or operations to meet debt service and other obligations. The Revolving Credit Facility limits, and any other debt financing HighPeak Energy enters into may limit, HighPeak Energy’s ability to dispose of assets and use the proceeds from such dispositions. HighPeak Energy may not be able to consummate those dispositions, and the proceeds of any such disposition may not be adequate to meet any debt service obligations then due. These alternative measures may not be successful and may not permit HighPeak Energy to meet scheduled debt service obligations.

Restrictions in HighPeak Energy’s Revolving Credit Facility and any future debt agreements could limit HighPeak Energy’s growth and ability to engage in certain activities.

The terms and conditions governing HighPeak Energy’s Revolving Credit Facility and any future additional indebtedness are expected to:

●

require HighPeak Energy to dedicate a portion of cash flow from operations to service its debt, thereby reducing the cash available to finance operations and other business activities and could limit its flexibility in planning for or reacting to changes in its business and the industry in which it operates;

●	increase vulnerability to economic downturns and adverse developments in HighPeak Energy’s business;

●	place restrictions on HighPeak Energy’s ability to engage in certain business activities, including without limitation, to raise capital, obtain additional financing (whether for working capital, capital expenditures or acquisitions) or to refinance indebtedness, grant or incur liens on assets, pay dividends or make distributions in respect of its capital stock, make investments, amend or repay subordinated indebtedness, sell or otherwise dispose of assets, businesses or operations and engage in business combinations or other fundamental changes;

●

potentially place HighPeak Energy at a competitive disadvantage relative to competitors with lower levels of indebtedness in relation to their overall size or less restrictive terms governing their indebtedness; and

●	limit management’s discretion in operating HighPeak Energy’s business.

HighPeak Energy’s ability to meet its expenses and debt obligations and comply with the covenants and restrictions contained therein will depend on its future performance, which will be affected by financial, business, economic, industry, regulatory and other factors, many of which are beyond HighPeak Energy’s control. If market or other economic conditions deteriorate, HighPeak Energy’s ability to comply with these covenants may be impaired. HighPeak Energy cannot be certain that its cash flow will be sufficient to enable it to pay the principal and interest on its debt and meet its other obligations. If HighPeak Energy does not have enough money, HighPeak Energy may be required to refinance all or part of its debt, sell assets, borrow more money or raise equity. HighPeak Energy may not be able to refinance its debt, sell assets, borrow more money or raise equity on terms acceptable to it, or at all. For example, HighPeak Energy’s future debt agreements may require the satisfaction of certain conditions, including coverage and leverage ratios, to borrow money. HighPeak Energy’s future debt agreements may also restrict the payment of dividends and distributions by certain of its subsidiaries to it, which could affect its access to cash. In addition, HighPeak Energy’s ability to comply with the financial and other restrictive covenants in the agreements governing its indebtedness will be affected by the levels of cash flow from operations and future events and circumstances beyond HighPeak Energy’s control. Breach of these covenants or restrictions will result in a default under HighPeak Energy’s financing arrangements, which if not cured or waived, would permit the lenders to accelerate all indebtedness outstanding thereunder. Upon acceleration, the debt would become immediately due and payable, together with accrued and unpaid interest, and any lenders’ commitment to make further loans to HighPeak Energy may terminate. Even if new financing were then available, it may not be on terms that are acceptable to HighPeak Energy. Additionally, upon the occurrence of an event of default under HighPeak Energy’s financing agreements, the affected lenders may exercise remedies, including through foreclosure, on the collateral securing any such secured financing arrangements. Moreover, any subsequent replacement of HighPeak Energy’s financing arrangements may require it to comply with more restrictive covenants which could further restrict business operations.

Any significant reduction in HighPeak Energy’s borrowing base under the Revolving Credit Facility as a result of periodic borrowing base redeterminations or otherwise may negatively impact HighPeak Energy’s ability to fund its operations.

The Revolving Credit Facility limits the amounts HighPeak Energy can borrow up to a borrowing base amount, which the lenders will in good faith periodically redetermine, in accordance with their respective usual and customary oil and gas lending criteria, based upon the loan value of the proved oil and gas reserves located within the geographic boundaries of the United States included in the most recent reserve report provided to the lenders.

The Revolving Credit Facility requires scheduled semi-annual borrowing base redeterminations based on updated reserve reports. Additionally, the borrowing base is subject to unscheduled reductions due to certain issuances of new junior lien indebtedness, unsecured indebtedness or subordinated indebtedness, certain sales or acquisitions of borrowing base properties or early monetizations or terminations of certain hedge or swap positions. A reduced borrowing base could render HighPeak Energy unable to access adequate funding under the Revolving Credit Facility. Additionally, if the aggregate amount outstanding under the Revolving Credit Facility exceeds the borrowing base at any time, HighPeak Energy would be required to repay any indebtedness in excess of the borrowing base or to provide mortgages on additional borrowing base properties to eliminate such excess. As a result of a mandatory prepayment and/or reduced access to funds under the Revolving Credit Facility, HighPeak Energy may be unable to implement its drilling and development plan, make acquisitions or otherwise carry out business plans, which would have a material adverse effect on its financial condition and results of operations.

Our hedging transactions expose us to counterparty credit risk and may become more costly or unavailable to us.

We may enter into certain derivative instruments in the ordinary course operations of our business. Hedging transactions expose us to risk of financial loss if a counterparty fails to perform under a derivative contract. Disruptions in the financial markets could lead to sudden decreases in a counterparty’s liquidity, which could make them unable to perform under the terms of the derivative contract and we may not be able to realize the benefit of the derivative contract. Derivative instruments also expose us to the risk of financial loss in some circumstances, including when there is an increase in the differential between the underlying price in the derivative instrument and actual prices received or there are issues with regard to legal enforceability of such instruments.

The use of derivatives may, in some cases, require the posting of cash collateral with counterparties. If we enter into derivative instruments that require cash collateral and commodity prices or interest rates change in a manner adverse to us, our cash otherwise available for use in our operations would be reduced which could limit our ability to make future capital expenditures and make payments on our indebtedness, and which could also limit the size of our borrowing base. Future collateral requirements will depend on arrangements with our counterparties, highly volatile oil, NGLs and natural gas prices, and interest rates.

In addition, derivative arrangements could limit the benefit we would receive from increases in the prices for natural gas, NGLs, and oil, which could also have an adverse effect on our financial condition. If natural gas, NGLs, or oil prices upon settlement of our derivative contracts exceed the price at which we have hedged our commodities, we will be obligated to make cash payments to our hedge counterparties, which could, in certain circumstances, be significant.

In addition, U.S. regulators adopted a final rule in November 2019 implementing a new approach for calculating the exposure amount of derivative contracts under the applicable agencies’ regulatory capital rules, referred to as the standardized approach for counterparty credit risk (“SA-CCR”). As adopted, certain financial institutions are required to comply with the new SA-CCR rules beginning on January 1, 2022. The new rules could significantly increase the capital requirements for certain participants in the over-the-counter derivatives market in which we participate. These increased capital requirements could result in significant additional costs being passed through to end-users like us or reduce the number of participants or products available to us in the over-the-counter derivatives market. The effects of these regulations could reduce our hedging opportunities, or substantially increase the cost of hedging, which could adversely affect our business, financial condition and results of operations.

Reserve estimates depend on many assumptions that may turn out to be inaccurate. Any material inaccuracies in reserve estimates or underlying assumptions will materially affect the quantities and present value of reserves.

The process of estimating oil and natural gas reserves is complex. It requires interpretations of available technical data and many assumptions, including assumptions relating to current and future economic conditions and commodity prices. For example, December 31, 2020 reserves were based on commodity prices that may prove to be higher than the prices received for HighPeak’s future production. Any significant inaccuracies in these interpretations or assumptions could materially affect the estimated quantities and present value of reserves. To prepare the reserve estimates included in this Annual Report, HighPeak Energy projected the production rates and timing of its development expenditures. The Company also analyzed available geological, geophysical, production and engineering data. The extent, quality and reliability of this data can vary. The process also requires economic assumptions about matters such as oil and natural gas prices, drilling and operating expenses, capital expenditures, taxes and availability of funds.

Actual future production, oil, natural gas and NGL prices, revenues, taxes, development expenditures, operating expenses and quantities of recoverable oil and natural gas reserves may vary from the estimates included in this Annual Report. For instance, initial production rates reported by HighPeak Energy or other operators may not be indicative of future or long-term production rates, and recovery efficiencies may be worse than expected and production declines may be greater than estimated and may be more rapid and irregular compared with initial production rates. In addition, estimates of proved reserves may be adjusted to reflect additional production history, results of development activities, current commodity prices and other existing factors. Any significant variance could materially affect the estimated quantities and present value of reserves. Moreover, there can be no assurance that reserves will ultimately be produced or that proved undeveloped reserves will be developed within the periods anticipated.

You should not assume that the present value of future net revenues from the reserves presented in this Annual Report is the current market value of the estimated reserves of our assets. Actual future prices and costs may differ materially from those used in the present value estimate. If spot prices are below such calculated amounts, using more recent prices in estimating proved reserves may result in a reduction in proved reserve volumes due to economic limits.

The standardized measure of estimated reserves may not be an accurate estimate of the current fair value of estimated oil and natural gas reserves.

Standardized measure is a reporting convention that provides a common basis for comparing oil and natural gas companies subject to the rules and regulations of the SEC. Standardized measure requires historical twelve-month pricing as required by the SEC as well as operating and development costs prevailing as of the date of computation. Consequently, it may not reflect the prices ordinarily received or that will be received for oil and natural gas production because of varying market conditions, nor may it reflect the actual costs that will be required to produce or develop the oil and natural gas properties. For example, historical twelve-month prices may prove to be higher than prices received for HighPeak’s future production. As a result, estimates included in this Annual Report of future net cash flow may be materially different from the future net cash flows that are ultimately received. Therefore, the standardized measure of estimated reserves included in this Annual Report should not be construed as accurate estimates of the current fair value of such proved reserves.

Properties HighPeak Energy acquires may not produce as projected, and HighPeak Energy may be unable to determine reserve potential, identify liabilities associated with such properties or obtain protection from sellers against such liabilities.

Acquiring oil and natural gas properties requires HighPeak Energy to assess reservoir and infrastructure characteristics, including recoverable reserves, future oil and gas prices and their applicable differentials, development and operating costs, and potential liabilities, including environmental liabilities. In connection with these assessments, HighPeak Energy performs a review of the subject properties that it believes to be generally consistent with industry practices. Such assessments are inexact and inherently uncertain. For these reasons, the properties HighPeak Energy acquired at the Closing, or may acquire in the future, may not produce as expected. In connection with the assessments, HighPeak Energy performs a review of the subject properties, but such a review may not reveal all existing or potential problems. In the course of due diligence, HighPeak Energy may not review every well, pipeline or associated facility. HighPeak Energy cannot necessarily observe structural and environmental problems, such as groundwater contamination, when a review is performed. HighPeak Energy may be unable to obtain contractual indemnities from the seller for liabilities created prior to HighPeak Energy’s purchase of the property. HighPeak Energy may be required to assume the risk of the physical condition of the properties in addition to the risk that the properties may not perform in accordance with its expectations. Additionally, the success of future acquisitions will depend on HighPeak Energy’s ability to integrate effectively the then-acquired business into its then-existing operations. The process of integrating acquired assets may involve unforeseen difficulties and may require a disproportionate amount of managerial and financial resources. HighPeak Energy’s failure to achieve consolidation savings, to incorporate the additionally acquired assets into its then-existing operations successfully, or to minimize any unforeseen operational difficulties, or the failure to acquire future assets at all, could have a material adverse effect on its financial condition and results of operations.

HighPeak Energy is not the operator on all of its acreage or drilling locations, and, therefore, HighPeak Energy is not able to control the timing of exploration or development efforts, associated costs or the rate of production of any non-operated assets, and could be liable for certain financial obligations of the operators or any of its contractors, to the extent such operator or contractor is unable to satisfy such obligations.

HighPeak Energy is not the operator on all its acreage or drilling locations, and there is no assurance that it will operate all of HighPeak Energy’s other future drilling locations. As a result, HighPeak Energy will have limited ability to exercise influence over the operations of the drilling locations operated by its partners, and there is the risk that HighPeak Energy’s partners may at any time have economic, business or legal interests or goals that are inconsistent with ours. Furthermore, the success and timing of development activities operated by its partners will depend on a number of factors that will be largely outside of HighPeak Energy’s control, including:

●	the timing and amount of capital expenditures;

●	the operator’s expertise and financial resources;

●	the approval of other participants in drilling wells;

●	the selection of technology; and

●	the rate of production of reserves, if any.

This limited ability to exercise control over the operations and associated costs of some of HighPeak Energy’s drilling locations could prevent the realization of targeted returns on capital in drilling or acquisition activities. Further, HighPeak Energy may be liable for certain financial obligations of the operator of a well in which it owns a working interest to the extent such operator becomes insolvent and cannot satisfy such obligations. Similarly, HighPeak Energy may be liable for certain obligations of contractors to the extent such contractor becomes insolvent and cannot satisfy their obligations. The satisfaction of such obligations could have a material adverse effect on HighPeak Energy’s financial condition. For more information about certain of the Company’s assets, see the sections entitled “Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Certain of the undeveloped leasehold acreage of the Company’s assets is subject to leases that will expire over the next several years unless production is established on units containing the acreage or the leases are renewed.

As of December 31, 2020, approximately 24% of HighPeak Energy’s acreage was held by production. The leases for net acreage not held by production will expire at the end of their primary term unless production is established in paying quantities under the units containing these leases or the leases are extended or renewed. From 2021 through 2024, approximately 79%, 6%, 0% and 14%, respectively, of the acreage associated with the leases not held by production are set to expire. If the leases expire and HighPeak Energy is unable to renew the leases, HighPeak Energy will lose its right to develop the related properties. Although HighPeak Energy intends to hold substantially all these leases through its development drilling program or extend substantially all the net acreage associated with identified drilling locations through a combination of exploratory and development drilling, a portion of such leases may be extended or renewed. Additionally, any payments related to such extensions or renewals may be more than anticipated. Please see “Business—Development of Proved Undeveloped Reserves—Undeveloped Acreage Expirations” for more information regarding acreage expirations and our plans for extending our acreage. HighPeak Energy’s ability to drill and develop its acreage and establish production to maintain its leases depends on a number of uncertainties, including oil, natural gas and NGL prices, the availability and cost of capital, drilling and production costs, availability of drilling services and equipment, drilling results, lease expirations, gathering system and pipeline transportation constraints, access to and availability of water sourcing and distribution systems, regulatory approvals and other factors.

Adverse weather conditions may negatively affect HighPeak Energy’s operating results and ability to conduct drilling activities.

Adverse weather conditions may cause, among other things, increases in the costs of, and delays in, drilling or completing new wells, power failures, temporary shut-in of production and difficulties in the transportation of oil, natural gas and NGL. Any decreases in production due to poor weather conditions will have an adverse effect on revenues, which will in turn negatively affect cash flow from operations.

HighPeak Energy’s operations will be substantially dependent on the availability of water. Restrictions on its ability to obtain water may have an adverse effect on its financial condition, results of operations and cash flows.

Water is an essential component of oil and natural gas production during both the drilling and hydraulic fracturing processes. Drought conditions have persisted in the areas where the Company’s assets are located in past years. Such drought conditions can lead governmental authorities to restrict the use of water, subject to their jurisdiction, for hydraulic fracturing to protect local water supplies. Although HighPeak Energy may enter into a long-term contract for the supply of water, it currently procures local water for drilling on a well-to-well basis. If HighPeak Energy is unable to obtain water to use in operations, it may need to be obtained from non-local sources and transported to drilling sites, resulting in increased costs, or HighPeak Energy may be unable to economically produce oil and natural gas, which could have a material and adverse effect on its financial condition, results of operations and cash flows.

The Company’s assets are located in the north eastern Midland Basin, making HighPeak Energy vulnerable to risks associated with operating in a limited geographic area.

All HighPeak Energy’s producing properties are geographically concentrated in the north eastern Midland Basin. As a result, HighPeak Energy may be disproportionately exposed to various factors, including, among others: (i) the impact of regional supply and demand factors, (ii) delays or interruptions of production from wells in such areas caused by governmental regulation, (iii) processing or transportation capacity constraints, (iv) market limitations, (v) availability of equipment and personnel, (vi) water shortages or other drought related conditions or (vii) interruption of the processing or transportation of oil, natural gas or NGL. The concentration of the Company’s assets in a limited geographic area also increases its exposure to changes in local laws and regulations, certain lease stipulations designed to protect wildlife and unexpected events that may occur in the regions such as natural disasters, seismic events, industrial accidents or labor difficulties. Any one of these factors has the potential to cause producing wells to be shut-in, delay operations, decrease cash flows, increase operating and capital costs and prevent development of lease inventory before expirations. Any of the risks described above could have a material adverse effect on HighPeak Energy’s business, financial condition, results of operations and cash flow.

HighPeak Energy may incur losses as a result of title defects in the properties in which it invests.

The existence of a material title deficiency can render a lease worthless and adversely affect HighPeak Energy’s results of operations and financial condition. While HighPeak Energy typically obtains title opinions prior to commencing drilling operations on a lease or in a unit, the failure of title may not be discovered until after a well is drilled, in which case HighPeak Energy may lose the lease and the right to produce all or a portion of the minerals under the property. Additionally, if an examination of the title history of a property reveals that an oil or natural gas lease or other developed right has been purchased in error from a person who is not the owner of the mineral interest desired, HighPeak Energy’s interest would substantially decline in value. In such cases, the amount paid for such oil or natural gas lease or leases would be lost.

The development of estimated PUDs may take longer and may require higher levels of capital expenditures than anticipated. Therefore, estimated PUDs may not be ultimately developed or produced.

As of December 31, 2020, the Company’s assets contained 12,233 MBoe of proved undeveloped reserves, or PUDs, consisting of 10,302 MBbl of oil, 4,367 MMcf of natural gas and 1,203 MBbl of NGL. Development of these proved undeveloped reserves may take longer and require higher levels of capital expenditures than anticipated. Estimated future development costs relating to the development of such PUDs at December 31, 2020 are approximately $112.6 million over the next three (3) years. HighPeak Energy’s ability to fund these expenditures is subject to several risks. See “—HighPeak Energy’s development projects and acquisitions will require substantial capital expenditures. HighPeak Energy may be unable to obtain required capital or financing on satisfactory terms, which could reduce its ability to access or grow production and reserves.” Delays in the development of reserves, increases in costs to drill and develop such reserves or decreases in commodity prices will reduce the value of the estimated PUDs and future net revenues estimated for such reserves and may result in some projects becoming uneconomic. In addition, delays in the development of reserves could cause HighPeak Energy to have to reclassify PUDs as unproved reserves. Furthermore, there is no certainty that HighPeak Energy will be able to convert PUDs to developed reserves or that undeveloped reserves will be economically viable or technically feasible to produce.

Further, SEC rules require that, subject to limited exceptions, PUDs may only be booked if they relate to wells scheduled to be drilled within five (5) years after the date of booking. This requirement may limit HighPeak Energy’s ability to book additional PUDs as it pursues its future drilling programs. As a result, HighPeak Energy may be required to write down its PUDs if it does not drill those wells within the required timeframe. If actual reserves prove to be less than current reserve estimates, or if HighPeak Energy is required to write down some of its PUDs, such reductions could have a material adverse effect on HighPeak Energy’s financial condition, results of operations and future cash flows.

Unless HighPeak Energy replaces its reserves with new reserves and develops those new reserves, its reserves and production will decline, which would adversely affect future cash flows and results of operations.

Producing oil and natural gas reservoirs generally are characterized by declining production rates that vary depending upon reservoir characteristics and other factors. Unless HighPeak Energy conducts successful ongoing exploration and development activities or continually acquires properties containing proved reserves, proved reserves will decline as those reserves are produced. HighPeak Energy’s future reserves and production, and therefore future cash flows and results of operations, are highly dependent on HighPeak Energy’s success in efficiently developing current reserves and economically finding or acquiring additional recoverable reserves. HighPeak Energy may not be able to develop, find or acquire sufficient additional reserves to replace future production. If HighPeak Energy is unable to replace such production, the value of its reserves will decrease, and its business, financial condition and results of operations would be materially and adversely affected.

Conservation measures and technological advances could reduce or slow the demand for oil and natural gas.

Fuel conservation measures, alternative fuel requirements, increasing consumer demand for alternatives to oil, natural gas and NGL, technological advances improving fuel economy and developments in energy generation and storage devices could reduce or slow the demand for oil, natural gas and NGL. The impact of the changing demand for oil, natural gas and NGL may have a material adverse effect on its business, financial condition, results of operations and cash flows.

HighPeak Energy depends upon a small number of significant purchasers for the sale of most of its oil, natural gas and NGL production. The loss of one or more of such purchasers could, among other factors, limit HighPeak Energy’s access to suitable markets for the oil, natural gas and NGL it produces.

HighPeak Energy expects to sell its production to a relatively small number of customers, as is customary in the oil and natural gas business. For the years ended December 31, 2020 and 2019, there were two (2) purchasers who accounted for approximately 97% and 88%, respectively, of the total revenue attributable to the Company’s assets. No other purchaser accounted for 10% or more of such revenues during such period. The loss of any such greater than 10% purchaser could adversely affect HighPeak Energy’s revenues in the short term. See the section entitled “Business—Operations—Marketing and Customers” for additional information. HighPeak Energy expects to depend upon these or other significant purchasers for the sale of most of its oil and natural gas production. HighPeak Energy cannot ensure that it will continue to have ready access to suitable markets for its future oil and natural gas production.

HighPeak Energy’s operations may be exposed to significant delays, costs and liabilities as a result of environmental and occupational health and safety requirements applicable to its business activities.

HighPeak Energy’s operations will be subject to stringent and complex federal, state and local laws and regulations governing the discharge of materials into the environment, the occupational health and safety aspects of its operations or otherwise relating to the protection of the environment and natural resources. These laws and regulations may impose numerous obligations applicable to HighPeak Energy’s operations, including the acquisition of a permit or other approval before conducting regulated activities; the restriction of types, quantities and concentration of materials that can be released into the environment; the limitation or prohibition of drilling activities on certain lands lying within wilderness, wetlands, seismically active areas and other protected areas; the application of specific health and safety criteria addressing worker protection; and the imposition of substantial liabilities for pollution resulting from HighPeak Energy’s operations. Numerous governmental authorities, such as the EPA and analogous state agencies, have the power to enforce compliance with these laws and regulations and the permits issued under them. Such enforcement actions often involve difficult and costly compliance measures or corrective actions. Failure to comply with these laws and regulations may result in the assessment of sanctions, including administrative, civil or criminal penalties, natural resource damages, the imposition of investigatory or remedial obligations, and the issuance of orders limiting or prohibiting some or all HighPeak Energy’s operations. In addition, HighPeak Energy may experience delays in obtaining, or be unable to obtain, required permits, which may delay or interrupt its operations and limit growth and revenue.

Certain environmental laws impose strict liability (i.e., no showing of “fault” is required) as well as joint and several liability for costs required to remediate and restore sites where hazardous substances, hydrocarbons or solid wastes have been stored or released. HighPeak Energy may be required to remediate contaminated properties owned or operated by it or facilities of third parties that received waste generated by operations regardless of whether such contamination resulted from the conduct of others or from consequences of its own actions that were in compliance with all applicable laws at the time those actions were taken. In connection with certain acquisitions, HighPeak Energy could acquire, or be required to provide indemnification against, environmental liabilities that could expose HighPeak Energy to material losses. In certain instances, citizen groups also have the ability to bring legal proceedings against HighPeak Energy if it is not in compliance with environmental laws, or to challenge its ability to receive environmental permits needed to operate. In addition, claims for damages to persons or property, including natural resources, may result from the environmental, health and safety impacts of its operations. HighPeak Energy’s insurance may not cover all environmental risks and costs or may not provide sufficient coverage if an environmental claim is made against us. Moreover, public interest in the protection of the environment has increased dramatically in recent years. The trend of more expansive and stringent environmental legislation and regulations applied to the crude oil and natural gas industry could continue, resulting in increased costs of doing business and consequently affecting profitability.

For example, HighPeak Energy may incur significant costs and liabilities as a result of environmental requirements applicable to the operation of its wells, gathering systems and other facilities. These costs and liabilities could arise under a wide range of federal, state and local environmental laws and regulations, including the following federal laws and their state counterparts, as amended from time to time, among others:

●

the CAA, which restricts the emission of air pollutants from many sources, imposes various pre-construction, monitoring and reporting requirements and is relied upon by the EPA as authority for adopting climate change regulatory initiatives relating to GHG emissions;

●

the CWA, which regulates discharges of pollutants from facilities and sources to federal waters and establishes the extent to which waterways are subject to federal jurisdiction and rulemaking as protected waters of the United States;

●	the OPA, which imposes liabilities for removal costs and damages arising from an oil spill into waters of the United States;

●

the Safe Drinking Water Act (“SDWA”), which ensures the quality of the nations’ public drinking water through adoption of drinking water standards and control over the subsurface injection of fluids into belowground formations;

●	the Resource Conservation and Recovery Act (“RCRA”), which imposes requirements for the generation, treatment, storage, transport, disposal and cleanup of non-hazardous, hazardous and solid wastes;

●

the Comprehensive Environmental Response, Compensation, and Liability Act (“CERCLA”), which imposes liability on generators, transporters and those who arrange for transportation or disposal of hazardous substances at sites where hazardous substance releases have occurred or are threatening to occur, as well as imposes liability on present and certain past owners and operations of sites where hazardous substance releases have occurred or are threatening to occur;

●

the ESA, which restricts activities that may affect federally identified endangered and threatened species or their habitats through the implementation of operating limitations or restrictions or a temporary, seasonal or permanent ban on operations in affected areas; and

●

The OSHA, under which federal Occupational Safety and Health Administration and similar state agencies have promulgated regulations limiting exposures to hazardous substances in the workplace and imposing various worker safety requirements.

Failure to comply with these laws and regulations may result in the assessment of sanctions, including administrative, civil and criminal penalties, the imposition of investigatory, remedial and corrective actions, the incurrence of capital expenditures, the occurrence of delays in the permitting, development or expansion of projects and the issuance of orders enjoining some or all HighPeak Energy’s future operations in a particular area. It is not uncommon for neighboring landowners, employees and other third parties to file claims for personal injury and property damage allegedly caused by the release of hazardous substances, wastes or other materials into the environment. The trend in environmental regulation is to place more restrictions and limitations on activities that may affect the environment and more stringent laws and regulations may be adopted in the future.

To the extent HighPeak Energy’s operations are affected by national, regional, local and other laws, and to the extent such laws are enacted or other governmental action is taken that restricts drilling or imposes more stringent and costly operating, waste handling, disposal and cleanup requirements, HighPeak Energy’s business, prospects, financial condition or results of operations could be materially adversely affected.

HighPeak Energy may incur substantial losses and be subject to substantial liability claims as a result of operations. Additionally, HighPeak Energy may not be insured for, or insurance may be inadequate to protect HighPeak Energy against, these risks.

HighPeak Energy will not be insured against all risks. Losses and liabilities arising from uninsured and underinsured events could materially and adversely affect its business, financial condition or results of operations.

HighPeak Energy’s development activities will be subject to all the operating risks associated with drilling for and producing oil and natural gas, including the possibility of:

●

environmental hazards, such as uncontrollable releases of oil, natural gas, brine, well fluids, toxic gas or other pollution into the environment, including groundwater, air and shoreline contamination, damage to natural resources or wildlife, or the presence of endangered or threatened species;

●	abnormally pressured formations;

●	mechanical difficulties, such as stuck oilfield drilling and service tools and casing collapse;

●	fires, explosions and ruptures of pipelines;

●	personal injuries and death;

●	natural disasters; and

●	terrorist attacks targeting oil and natural gas related facilities and infrastructure.

Any of these events could adversely affect HighPeak Energy’s ability to conduct operations or result in substantial loss as a result of claims for:

●	injury or loss of life;

●	damage to and destruction of property, natural resources and equipment;

●	pollution and other environmental or natural resource damage;

●	regulatory investigations and penalties; and

●	repair and remediation costs.

HighPeak Energy may elect not to obtain insurance for any or all these risks if it believes that the cost of available insurance is excessive relative to the risks presented. In addition, pollution and environmental risks generally are not fully insurable. The occurrence of an event that is not fully covered by insurance could have a material adverse effect on business, financial condition and results of operations.

Properties that HighPeak Energy decides to drill may not yield oil or natural gas in commercially viable quantities.

Properties that HighPeak Energy decides to drill that do not yield oil or natural gas in commercially viable quantities will adversely affect its results of operations and financial condition. There is no way to predict in advance of drilling and testing whether any particular prospect will yield oil or natural gas in sufficient quantities to recover drilling or completion costs or to be economically viable. The use of micro-seismic data and other technologies and the study of producing fields in the same area will not enable HighPeak Energy to know conclusively prior to drilling whether oil or natural gas will be present or, if present, whether oil or natural gas will be present in commercial quantities. HighPeak Energy cannot assure you that the analogies drawn from available data from other wells, more fully explored prospects or producing fields will be applicable to its drilling prospects. Further, HighPeak Energy’s drilling operations may be curtailed, delayed or cancelled as a result of numerous factors, including:

●	unexpected drilling conditions;

●	title issues;

●	pressure or lost circulation in formations;

●	equipment failures or accidents;

●	adverse weather conditions;

●	compliance with environmental and other governmental or contractual requirements; and

●	increases in the cost of, and shortages or delays in the availability of, electricity, supplies, materials, drilling or workover rigs, equipment and services.

HighPeak Energy may be unable to make additional attractive acquisitions or successfully integrate acquired businesses with its current assets, and any inability to do so may disrupt its business and hinder its ability to grow.

HighPeak Energy may not be able to identify attractive acquisition opportunities that complement the Company’s assets or expand its business. In the event it identifies attractive acquisition opportunities, HighPeak Energy may not be able to complete the acquisition or do so on commercially acceptable terms. Competition for acquisitions may also increase the cost of, or cause HighPeak Energy to refrain from, completing acquisitions.

The success of completed acquisitions will depend on HighPeak Energy’s ability to integrate effectively the acquired business into its then-existing operations. The process of integrating acquired businesses may involve unforeseen difficulties and may require a disproportionate amount of its managerial and financial resources. In addition, possible future acquisitions may be larger and for purchase prices significantly higher than those paid for earlier acquisitions. No assurance can be given that it will be able to identify additional suitable acquisition opportunities, negotiate acceptable terms, obtain financing for acquisitions on acceptable terms or successfully acquire identified targets. HighPeak Energy’s failure to achieve consolidation savings, to integrate the acquired businesses and assets into its then-existing operations successfully or to minimize any unforeseen operational difficulties could have a material adverse effect on its financial condition and results of operations.

In addition, the agreements that will govern HighPeak Energy’s indebtedness will impose certain limitations on its ability to enter into mergers or combination transactions and to incur certain indebtedness, which could indirectly limit its ability to acquire assets and businesses.

Certain of HighPeak Energy’s properties are subject to land use restrictions, which could limit the manner in which HighPeak Energy conducts business.

Certain of HighPeak Energy’s properties are subject to land use restrictions, which could limit the manner in which HighPeak Energy conducts business. Such restrictions could affect, among other things, access to and the permissible uses of facilities as well as the manner in which HighPeak Energy produces oil and natural gas and may restrict or prohibit drilling in general. The costs incurred to comply with such restrictions may be significant, and HighPeak Energy may experience delays or curtailment in the pursuit of development activities and perhaps even be precluded from the drilling of wells.

The unavailability or high cost of drilling rigs, equipment, supplies, personnel, frac crews and oilfield services could adversely affect HighPeak Energy’s ability to execute its development plans within its budget and on a timely basis.

The demand for drilling rigs, pipe and other equipment and supplies, as well as for qualified and experienced field personnel to drill wells and conduct field operations, geologists, geophysicists, engineers and other professionals in the oil and natural gas industry, can fluctuate significantly, often in correlation with oil, natural gas and NGL prices, causing periodic shortages of equipment, supplies and needed personnel. HighPeak Energy’s operations will be concentrated in areas in which oilfield activity levels have previously increased rapidly. If that were to happen again, demand for drilling rigs, equipment, supplies and personnel may increase the costs for these services. Access to transportation, processing and refining facilities in these areas may become constrained resulting in higher costs and reduced access for those items. Historically, oil, natural gas and NGL prices have been volatile. For example, during the period from January 1, 2018 through December 31, 2020, the calendar month average NYMEX WTI crude oil price per Bbl ranged from a low of $16.70 to a high of $70.76, and the last trading day NYMEX natural gas price per MMBtu ranged from a low of $1.50 to a high of $4.72. For the month of April 2020, the calendar month average NYMEX WTI crude oil price was $16.70 and last trading day NYMEX natural gas price was $1.63 per MMBtu. However, prices have since increased. To the extent commodity prices improve in the future, the demand for and prices of these goods and services are likely to increase and HighPeak Energy could encounter delays in or an inability to secure the personnel, equipment, power, services, resources and facilities access necessary for it to resume or increase HighPeak Energy’s development activities, which could result in production volumes being below its forecasted volumes. In addition, any such negative effect on production volumes, or significant increases in costs, could have a material adverse effect on cash flow and profitability. Furthermore, if it is unable to secure a sufficient number of drilling rigs at reasonable costs, HighPeak Energy may not be able to drill all of its acreage before its leases expire.

HighPeak Energy could experience periods of higher costs if commodity prices rise. These increases could reduce profitability, cash flow and ability to complete development activities as planned.

Historically, capital and operating costs have risen during periods of increasing oil, natural gas and NGL prices. These cost increases have resulted from a variety of factors that HighPeak Energy will be unable to control, such as increases in the cost of electricity, steel and other raw materials; increased demand for labor, services and materials as drilling activity increases; and increased taxes. Decreased levels of drilling activity in the oil and natural gas industry in recent periods have led to declining costs of some drilling equipment, materials and supplies. However, such costs may rise faster than increases in HighPeak Energy’s revenue if commodity prices rise, thereby negatively impacting its profitability, cash flow and ability to complete development activities as scheduled and on budget. This impact may be magnified to the extent that HighPeak Energy’s ability to participate in the commodity price increases is limited by its derivative activities, if any.

HighPeak Energy may be involved in legal proceedings that could result in substantial liabilities.

Like many oil and gas companies, HighPeak Energy may be involved from time to time in various legal and other proceedings, such as title, royalty or contractual disputes, regulatory compliance matters and personal injury or property damage matters, in the ordinary course of its business. Such proceedings are inherently uncertain, and their results cannot be predicted. Regardless of the outcome, such proceedings could have an adverse impact on HighPeak Energy because of legal costs, diversion of management and other personnel and other factors. In addition, it is possible that a resolution of one or more such proceedings could result in liability, penalties or sanctions, as well as judgments, consent decrees or orders requiring a change in its business practices, which could materially and adversely affect its business, operating results and financial condition. Accruals for such liability, penalties or sanctions may be insufficient, and judgments and estimates to determine accruals or range of losses related to legal and other proceedings could change from one period to the next, and such changes could be material.

Should our operators fail to comply with all applicable regulatory agency administered statutes, rules, regulations and orders, our operators could be subject to substantial penalties and fines.

Under the Energy Policy Act of 2005, the FERC has civil penalty authority under the Natural Gas Act of 1938 to impose penalties for current violations of up to $1,269,500 per day for each violation (annually adjusted for inflation) and disgorgement of profits associated with any violation. While our operators’ operations have not been regulated by the FERC as a natural gas company under this law, the FERC has adopted regulations that may subject certain of our operators’ otherwise non-FERC jurisdictional facilities to the FERC annual reporting requirements. Our operators also must comply with the anti-market manipulation rules enforced by the FERC. Additional rules and legislation pertaining to those and other matters may be considered or adopted by FERC from time to time. Additionally, the FTC has regulations intended to prohibit market manipulation in the petroleum industry with authority to fine violators of the regulations civil penalties of up to $1,210,340 per day (annually adjusted for inflation) and the Commodity Futures Trading Commission (the “CFTC”) prohibits market manipulation in the markets regulated by the CFTC, including similar anti-manipulation authority with respect to crude oil swaps and futures contracts as that granted to the CFTC with respect to crude oil purchases and sales. The CFTC rules subject violators to a civil penalty of up to the greater of $1,191,842 per day (annually adjusted for inflation) or triple the monetary gain to the person for each violation. Failure to comply with those regulations in the future could subject our operators to civil penalty liability, as described in “Business—Regulation of the Oil and Natural Gas Industry.”

The operations of HighPeak Energy are subject to a variety of risks arising out of the threat of climate change that could result in increased operating costs, limit the areas in which HighPeak Energy may conduct oil and natural gas exploration and production activities and reduce demand for the oil and natural gas HighPeak Energy produces.

The threat of climate change continues to attract considerable attention in the United States and in foreign countries. Numerous proposals have been made and could continue to be made at the international, national, regional and state levels of government to monitor and limit existing emissions of GHGs as well as to restrict or eliminate such future emissions. As a result, oil and natural gas exploration and production operations are subject to a series of regulatory, political, litigation and financial risks associated with the production and processing of fossil fuels and emission of GHGs.

In the United States, no comprehensive climate change legislation has been implemented at the federal level. However, with the U.S. Supreme Court finding that GHG emissions constitute a pollutant under the CAA, the EPA has adopted rules that, among other things, establish construction and operating permit reviews for GHG emissions from certain large stationary sources, require the monitoring and annual reporting of GHG emissions from certain petroleum and natural gas system sources in the United States, and together with the DOT, implement GHG emissions limits on vehicles manufactured for operation in the United States. The regulation of methane from oil and gas facilities has been subject to uncertainty in recent years. In September 2020, the Trump Administration revised prior regulated regulations to rescind certain methane standards and remove the transmission and storage segments from the source category for certain regulations. However, on January 20, 2021, President Biden signed an executive order calling for the suspension, revision or rescission of the September 2020 rule and the reinstatement or issuance of methane emissions standards for new, modified and existing oil and gas facilities. Additionally, various states and groups of states have adopted or are considering adopting legislation, regulations or other regulatory initiatives that are focused on such areas as GHG cap and trade programs, carbon taxes, reporting and tracking programs, and restriction of emissions. At the international level, the United Nations-sponsored “Paris Agreement” requires member states to submit non-binding, individually-determined reduction goals every five years after 2020. Although the United States had withdrawn from such agreement, President Biden has signed executive orders recommitting the United States to the Paris Agreement and directing the federal government to begin formulating the United States’ nationally determined emissions reduction goal under the agreement. The impacts of this order, and any legislation or regulation promulgated to fulfill the United States’ commitments under the Paris Agreement, cannot be predicted at this time.

Governmental, scientific, and public concern over the threat of climate change arising from GHG emissions has resulted in increasing political risks in the United States, including climate change related pledges made by certain candidates in public office. On January 27, 2021, President Biden signed an executive order calling for substantial action on climate change, including, among other things, the increased use of zero-emissions vehicles by the federal government, the elimination of subsidies provided to the fossil fuel industry, and increased emphasis on climate-related risks across agencies and economic sectors. Additional actions that could be pursued by the Biden Administration may include more restrictive requirements for the establishment of pipeline infrastructure or the permitting of LNG export facilities. Litigation risks are also increasing, as a number of cities and other local governments have sought to bring suit against the largest oil and natural gas companies in state or federal court, alleging, among other things, that such companies created public nuisances by producing fuels that contributed to climate change or that such companies have been aware of the adverse effects of climate change for some time but defrauded their investors or customers by failing to adequately disclose those impacts. .

There are also increasing financial risks for fossil fuel producers as shareholders currently invested in fossil-fuel energy companies concerned about the potential effects of climate change may elect in the future to shift some or all their investments into non-energy related sectors. Institutional lenders who provide financing to fossil-fuel energy companies also have become more attentive to sustainable lending practices and some of them may elect not to provide funding for fossil fuel energy companies. In addition, in response to concerns related to climate change, there have been efforts in recent years to influence the investment community, including investment advisors and certain sovereign wealth, pension and endowment funds, promoting divestment of fossil fuel equities and pressuring leaders to limit funding to companies engaged in the extraction of fossil fuels. For example, officials in New York state and New York City have announced their intent to divest the state and city pension funds’ holding in fossil fuel companies, and the World Bank has announced that it will no longer finance upstream oil and gas after 2019, except in “exceptional circumstances.” There is also a risk that financial institutions will be required to adopt policies that have the effect of reducing the funding provided to the fossil fuel sector. Recently, the Federal Reserve announced it has joined the Network for Greening the Financial System, a consortium of financial regulators focused on addressing climate-related risks in the financial sector. Limitation of investments in and financing for fossil fuel energy companies could result in the restriction, delay or cancellation of drilling programs or development or production activities.

The adoption and implementation of new or more stringent international, federal or state legislation, regulations or other regulatory initiatives that impose more stringent standards for GHG emissions from oil and natural gas producers such as HighPeak Energy or otherwise restrict the areas in which we may produce oil and natural gas or generate GHG emissions could result in increased costs of compliance or costs of consuming, and thereby reduce demand for or erode value for, the oil and natural gas that HighPeak Energy produces. Additionally, political, litigation and financial risks may result in HighPeak Energy’s restricting or cancelling oil and natural gas production activities, incurring liability for infrastructure damages as a result of climatic changes, or having an impaired ability to continue to operate in an economic manner. One or more of these developments could have a material adverse effect on HighPeak Energy’s business, financial condition and results of operation.

Finally, many scientists have concluded that increasing concentrations of GHG in the atmosphere may produce climate changes that have significant physical effects, such as increased frequency and severity of storms, droughts, and floods and other climate events that could have an adverse effect on HighPeak Energy’s operations.

Federal, state and local legislative and regulatory initiatives relating to hydraulic fracturing as well as governmental reviews of such activities could result in increased costs and additional operating restrictions or delays in the completion of oil and natural gas wells and adversely affect HighPeak Energy’s production.

Hydraulic fracturing is an important and common practice that is used to stimulate production of oil and natural gas from dense subsurface rock formations. The hydraulic fracturing process involves the injection of water, proppants and chemicals under pressure into targeted subsurface formations to fracture the surrounding rock and stimulate production. HighPeak Energy expects to regularly use hydraulic fracturing as part of HighPeak Energy’s operations. Hydraulic fracturing is typically regulated by state oil and natural gas commissions, but certain federal agencies have asserted regulatory authority over certain aspects of the process. For example, the EPA has asserted federal regulatory authority pursuant to the SDWA over certain hydraulic fracturing activities involving the use of diesel fuels and published permitting guidance in February 2014 addressing the performance of such activities using diesel fuels. The EPA has also issued final regulations under the CAA establishing performance standards, including standards for the capture of air emissions released during hydraulic fracturing, and also finalized rules in June 2016 that prohibit the discharge of wastewater from hydraulic fracturing operations to publicly owned wastewater treatment plants. Congress has, from time to time, considered legislation to provide for federal regulation of hydraulic fracturing under the SDWA and to require disclosure of the chemicals used in the hydraulic fracturing process. It is unclear how any additional federal regulation of hydraulic fracturing activities may affect HighPeak Energy’s operations, but such additional federal regulation could have an adverse effect on its business, financial condition and results of operations.

In December 2016, the EPA released its final report on the potential impacts of hydraulic fracturing on drinking water resources. The EPA report concluded that “water cycle” activities associated with hydraulic fracturing may impact drinking water under certain circumstances.

At the state level, several states have adopted or are considering legal requirements that could impose more stringent permitting, disclosure and well construction requirements on hydraulic fracturing activities. For example, the Texas Railroad Commission has issued testing, reporting and technical requirements for well integrity.

Local governments also may seek to adopt ordinances within their jurisdictions regulating the time, place and manner of drilling activities in general or hydraulic fracturing activities in particular. If new or more stringent federal, state or local legal restrictions relating to the hydraulic fracturing process are adopted in areas where HighPeak Energy will operate, it could incur potentially significant added costs to comply with such requirements, experience delays or curtailment in the pursuit of development activities, and perhaps even be precluded from drilling wells.

Legislation or regulatory initiatives intended to address seismic activity could restrict HighPeak Energy’s drilling and production activities, as well as HighPeak Energy’s ability to dispose of produced water gathered from such activities, which could have a material adverse effect on its future business.

State and federal regulatory agencies have at times focused on a possible connection between the hydraulic fracturing related activities, particularly the underground injection of wastewater into disposal wells, and the increased occurrence of seismic activity, and regulatory agencies at all levels are continuing to study the possible linkage between oil and gas activity and induced seismicity. For example, in 2015, the United States Geological Study identified eight states, including Texas, with areas of increased rates of induced seismicity that could be attributed to fluid injection or oil and gas extraction.

In addition, a number of lawsuits have been filed in other states, most recently in Oklahoma, alleging that disposal well operations have caused damage to neighboring properties or otherwise violated state and federal rules regulating waste disposal. In response to these concerns, regulators in some states are seeking to impose additional requirements, including requirements in the permitting of produced water disposal wells or otherwise to assess the relationship between seismicity and the use of such wells. For example, Texas has imposed certain limits on the permitting or operation of disposal wells in areas with increased instances of induced seismic events.

HighPeak Energy will likely dispose of large volumes of produced water gathered from its drilling and production operations by injecting it into wells pursuant to permits issued by governmental authorities overseeing such disposal activities. While these permits will be issued pursuant to existing laws and regulations, these legal requirements are subject to change, which could result in the imposition of more stringent operating constraints or new monitoring and reporting requirements, owing to, among other things, concerns of the public or governmental authorities regarding such gathering or disposal activities. The adoption and implementation of any new laws or regulations that restrict HighPeak Energy’s ability to use hydraulic fracturing or dispose of produced water gathered from its drilling and production activities by limiting volumes, disposal rates, disposal well locations or otherwise, or requiring HighPeak Energy to shut down disposal wells, could have a material adverse effect on its business, financial condition and results of operations.

Competition in the oil and natural gas industry is intense, which will make it more difficult for HighPeak Energy to acquire properties, market oil or natural gas and secure trained personnel.

HighPeak Energy’s ability to acquire additional prospects and to find and develop reserves in the future will depend on its ability to evaluate and select suitable properties for acquisitions and to consummate transactions in a highly competitive environment for acquiring properties, marketing oil and natural gas and securing trained personnel. Also, there is substantial competition for capital available for investment in the oil and natural gas industry. Many other oil and natural gas companies possess and employ greater financial, technical and personnel resources than HighPeak Energy. Those companies may be able to pay more for productive properties and exploratory prospects and to evaluate, bid for and purchase a greater number of properties and prospects than HighPeak Energy’s financial or personnel resources permit. In addition, other companies may be able to offer better compensation packages to attract and retain qualified personnel than HighPeak Energy will be able to offer. The cost to attract and retain qualified personnel has historically continually increased due to competition and may increase substantially in the future. HighPeak Energy may not be able to compete successfully in the future in acquiring prospective reserves, developing reserves, marketing hydrocarbons, attracting and retaining quality personnel and raising additional capital, which could have a material adverse effect on its business.

The loss of senior management or technical personnel could adversely affect operations.

HighPeak Energy will depend on the services of its senior management and technical personnel. HighPeak Energy does not plan to obtain any insurance against the loss of any of these individuals. The loss of the services of its senior management could have a material adverse effect on its business, financial condition and results of operations.

Increases in interest rates could adversely affect HighPeak Energy’s business.

HighPeak Energy will require continued access to capital and its business and operating results could be harmed by factors such as the availability, terms of and cost of capital, increases in interest rates or a reduction in credit rating. HighPeak Energy expects to use debt financing, which may include borrowings under the Revolving Credit Facility, to finance a portion of its future growth, and these changes could cause its cost of doing business to increase, limit its ability to pursue acquisition opportunities, reduce cash flow used for drilling and place HighPeak Energy at a competitive disadvantage. Recent and continuing disruptions and volatility in the global financial markets may lead to a contraction in credit availability impacting its ability to finance its operations. A significant reduction in cash flows from operations or the availability of credit could materially and adversely affect its ability to achieve its planned growth and operating results.

HighPeak Energy’s use of seismic data is subject to interpretation and may not accurately identify the presence of oil and natural gas, which could adversely affect the results of its drilling operations.

Even when properly used and interpreted, seismic data and visualization techniques are only tools used to assist geoscientists in identifying subsurface structures and hydrocarbon indicators and do not enable the interpreter to know whether hydrocarbons are, in fact, present in those structures. As a result, HighPeak Energy’s drilling activities may not be successful or economical. In addition, the use of advanced technologies, such as 3-D seismic data, requires greater pre-drilling expenditures than traditional drilling strategies, and it could incur losses as a result of such expenditures.

Restrictions on drilling activities intended to protect certain species of wildlife may adversely affect HighPeak Energy’s ability to conduct drilling activities in areas where it operates.

Oil and natural gas operations in HighPeak Energy’s operating areas may be adversely affected by seasonal or permanent restrictions on drilling activities designed to protect various wildlife. Such restrictions may limit HighPeak Energy’s ability to operate in protected areas and can intensify competition for drilling rigs, oilfield equipment, services, supplies and qualified personnel, which may lead to periodic shortages when drilling is allowed. These constraints and the resulting shortages or high costs could delay HighPeak Energy’s operations or materially increase its operating and capital costs. Permanent restrictions imposed to protect threatened or endangered species, or their habitat could prohibit drilling in certain areas or require the implementation of expensive mitigation measures. The designation of previously unprotected species in areas where HighPeak Energy operates as threatened or endangered could cause it to incur increased costs arising from species protection measures or could result in limitations on its activities that could have a material and adverse impact on its ability to develop and produce reserves. For example, recently, there have been renewed calls to review protections currently in place for the Dunes Sagebrush Lizard, whose habitat includes portions of the Permian Basin, and to reconsider listing the species under the ESA. If this species or others are listed, the FWS and similar state agencies may designate critical or suitable habitat areas that they believe are necessary for the survival of threatened or endangered species. Such a designation could materially restrict use of or access to federal, state and private lands. To the extent species are listed under the ESA or similar state laws, or previously unprotected species are designated as threatened or endangered in areas where our properties are located, operations on those properties could incur increased costs arising from species protection measures and face delays or limitations with respect to production activities thereon.

HighPeak Energy may not be able to keep pace with technological developments in its industry.

The oil and natural gas industry is characterized by rapid and significant technological advancement and the introduction of new products and services using new technologies. As others use or develop new technologies, HighPeak Energy may be placed at a competitive disadvantage or may be forced by competitive pressures to implement those new technologies at substantial costs. In addition, other oil and natural gas companies may have greater financial, technical and personnel resources that allow them to enjoy technological advantages and that may, in the future, allow them to implement new technologies before HighPeak Energy. HighPeak Energy may not be able to respond to these competitive pressures or implement new technologies on a timely basis or at an acceptable cost. If one or more of the technologies it expects to use were to become obsolete, HighPeak Energy’s business, financial condition or results of operations could be materially and adversely affected.

There are inherent limitations in all control systems, and misstatements due to error or fraud that could seriously harm HighPeak Energy’s business may occur and not be detected.

HighPeak Energy’s management does not expect that HighPeak Energy’s internal and disclosure controls will prevent all possible error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. In addition, the design of a control system must reflect the fact that there are resource constraints and the benefit of controls must be relative to their costs. Because of the inherent limitations in all control systems, an evaluation of controls can only provide reasonable assurance that all material control issues and instances of fraud, if any, in HighPeak Energy have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Further, controls can be circumvented by the individual acts of some persons or by collusion of two or more persons. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Because of inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

HighPeak Energy’s business could be adversely affected by security threats, including cyber-security threats, and related disruptions.

HighPeak Energy relies heavily on its information systems, and the availability and integrity of these systems is essential to conducting HighPeak Energy’s business and operations. As a producer of natural gas and oil, HighPeak Energy faces various security threats, including cyber-security threats, to gain unauthorized access to its sensitive information or to render its information or systems unusable, and threats to the security of its facilities and infrastructure or third-party facilities and infrastructure, such as gathering and processing and other facilities, refineries and pipelines. This risk may be heightened as a result of the remote working environment created by the COVID-19 outbreak. The potential for such security threats subjects its operations to increased risks that could have a material adverse effect on its business, financial condition, results of operations and cash flows.

HighPeak Energy’s implementation of various procedures and controls to monitor and mitigate such security threats and to increase security for its information, systems, facilities and infrastructure may result in increased costs. Moreover, there can be no assurance that such procedures and controls will be sufficient to prevent security breaches from occurring. If any of these security breaches were to occur, they could lead to losses of, or damage to, sensitive information or facilities, infrastructure and systems essential to its business and operations, as well as data corruption, communication interruptions or other disruptions to its operations, which, in turn, could have a material adverse effect on its business, financial position, results of operations and cash flows.

Risks Related to Ownership of our Securities

The HighPeak Group, including the Principal Stockholder Group, has significant influence over HighPeak Energy.

Prior to taking into account any adjustment relating to any shares that may be issued (or forfeited) pursuant to the Contingent Value Rights (and the surrender for cancellation by the Sponsor of an equivalent number of shares), the HighPeak Group owns approximately 88% of HighPeak Energy’s common stock. The Principal Stockholder Group have agreed not to sell such shares before the six (6) month anniversary of the Closing under the Stockholders’ Agreement and HighPeak I, HighPeak II and Sponsor have placed into escrow at Closing 21,694,763 shares of HighPeak Energy common stock in connection the issuance of the Contingent Value Rights. As long as the Principal Stockholder Group owns or controls a significant percentage of HighPeak Energy’s outstanding voting power, subject to the terms of the Stockholders’ Agreement, they will have the ability to influence certain corporate actions requiring stockholder approval. Under the Stockholders’ Agreement, the Principal Stockholder Group will be entitled to nominate a specified number of directors for appointment to the Board so long as the Principal Stockholder Group meets certain ownership criteria outlined in the Stockholders’ Agreement. For more information about the Stockholders’ Agreement, see the section entitled “Certain Relationships and Related Party Transactions—Stockholders’ Agreement.”

HighPeak Energy’s only significant asset is its ownership of 100% of the operating companies acquired in the business combination and cash on hand after the Closing of the HighPeak business combination, and such ownership may not be sufficient to pay dividends on its common stock or satisfy its other financial obligations.

HighPeak Energy has no direct operations and no significant assets other than the direct or indirect ownership of 100% of the Company’s assets it acquired in the business combination and cash. The earnings from the Company’s assets may not be sufficient to pay dividends on HighPeak Energy’s common stock, pay taxes or satisfy other financial obligations.

If HighPeak Energy’s operational and financial performance does not meet the expectations of investors, stockholders or financial analysts, the market price of our securities may decline.

If HighPeak Energy’s operational and financial performance does not meet the expectations of investors or securities analysts, the market price of our securities may decline. The market values of our securities may vary significantly from time to time.

In addition, fluctuations in the price of our securities could contribute to the loss of all or part of your investment. The trading price of our securities could be volatile and subject to wide fluctuations in response to various factors, some of which are beyond our control. Any of the factors listed below could have a material adverse effect on your investment in our securities and our securities may trade at prices significantly below the price you paid for them. In such circumstances, the trading price of our securities may not recover and may experience a further decline.

Factors affecting the trading price of our securities may include:

●	actual or anticipated fluctuations in our financial results or the financial results of companies perceived to be similar to us;

●	the market volatility resulting from sustained uncertainty surrounding the COVID-19 outbreak;

●	changes in the market’s expectations about our operating results;

●	success of our competitors;

●	our operating results failing to meet the expectation of securities analysts or investors in a particular period;

●	changes in financial estimates and recommendations by securities analysts concerning us or the market in general;

●	operating and stock price performance of other companies that investors deem comparable to us;

●	changes in laws and regulations affecting our business;

●	commencement of, or involvement in, litigation involving us;

●	changes in our capital structure, such as future issuances of securities or the incurrence of additional debt;

●	the volume of shares of HighPeak Energy common stock available for public sale;

●	any major change in our Board or management;

●	sales of substantial amounts of HighPeak Energy common stock by the HighPeak Group, our directors, executive officers or significant stockholders, or the perception that such sales could occur; and

●

general economic and political conditions such as recessions, interest rates, fuel prices, international currency fluctuations, OPEC+’s ability to continue to agree to limit production among its members and acts of war or terrorism.

Broad market and industry factors may materially harm the market price of our securities irrespective of our operating performance. The stock market in general and the Nasdaq have experienced price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of the particular companies affected. The trading prices and valuations of these stocks, and of our securities, may not be predictable. A loss of investor confidence in the market for energy stocks or the stocks of other companies which investors perceive to be similar to us could depress our stock price regardless of our business, prospects, financial conditions or results of operations. A decline in the market price of our securities also could adversely affect our ability to issue additional securities and our ability to obtain additional financing in the future.

Because HighPeak Energy has a limited operating history, it may be difficult to evaluate its ability to successfully implement its business strategy.

Because of HighPeak Energy’s limited operating history, the operating performance of its future assets and business strategy are not yet proven. As a result, it may be difficult to evaluate HighPeak Energy’s business and results of operations to date and to assess its future prospects.

In addition, HighPeak Energy may encounter risks and difficulties experienced by companies whose performance is dependent upon newly acquired assets, such as failing to operate the Company’s assets as expected, higher than expected operating costs, equipment breakdown or failures and operational errors. As a result of the foregoing, HighPeak Energy may be less successful in achieving a consistent operating level capable of generating cash flows from operations compared with a company that has a longer operating history. In addition, HighPeak Energy may be less equipped to identify and address operating risks and hazards in the conduct of its business than those companies that have longer operating histories.

HighPeak Energy is a “controlled company” within the meaning of Nasdaq Rules and qualifies for exemptions from certain corporate governance requirements. As a result, you do not have the same protections afforded to stockholders of companies that are not exempt from such corporate governance requirements.

The HighPeak Group collectively own a majority of HighPeak Energy’s outstanding voting stock. Therefore, HighPeak Energy is a controlled company within the meaning of Nasdaq corporate governance standards. Under Nasdaq rules, a company of which more than 50% of the voting power is held by an individual, company or group of persons acting together is a controlled company and may elect not to comply with certain Nasdaq corporate governance requirements, including the requirements that:

●	a majority of the board of directors consist of independent directors under Nasdaq rules;

●	the nominating and governance committee be composed entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities; and

●	the compensation committee be composed entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities.

These requirements will not apply to HighPeak Energy as long as it remains a controlled company.

HighPeak Energy may be required to take write-downs or write-offs, restructuring and impairment or other charges that could have a significant negative effect on HighPeak Energy’s financial condition, results of operations and stock price, which could cause you to lose some or all your investment.

Although HighPeak Energy conducted due diligence on the Company’s assets in connection with the HighPeak business combination, HighPeak Energy cannot assure you that this diligence revealed all material issues that may be present in the businesses of the Company’s assets, that it would be possible to uncover all material issues through a customary amount of due diligence, or that factors outside of HighPeak Energy’s control will not later arise. As a result, HighPeak Energy may be forced to later write-down or write-off assets, restructure HighPeak Energy’s operations, or incur impairment or other charges that could result in losses. Even if HighPeak Energy’s due diligence successfully identifies certain risks, unexpected risks may arise, and previously known risks may materialize in a manner not consistent with HighPeak Energy’s preliminary risk analysis. Even though these charges may be non-cash items and may not have an immediate impact on HighPeak Energy’s liquidity, the fact that HighPeak Energy reports charges of this nature could contribute to negative market perceptions about HighPeak Energy’s securities. In addition, charges of this nature may cause HighPeak Energy to be unable to obtain future financing on favorable terms or at all.

There is no guarantee that our warrants will be in the money at the time you choose to exercise them and the CVRs will be in the money at the time they become exercisable, and they may expire worthless.

The exercise price for our warrants is $11.50 per share of HighPeak Energy common stock, subject to certain adjustments. There is no guarantee that our warrants will be in the money at the time you choose to exercise them and the CVRs will be in the money following the time they become exercisable and prior to their expiration, and as such, our warrants and CVRs may expire worthless.

The terms of our warrants may be amended in a manner that may be adverse to holders of our warrants with the approval by the holders of at least 50% of our then-outstanding warrants.

Our warrants were issued in registered form under the Warrant Agreement Amendment. The Warrant Agreement Amendment provides that the terms of the warrants may be amended without the consent of any holder to cure any ambiguity or correct or supplement any defective provision but requires the approval by the holders of at least 50% of the then-outstanding warrants to make any other change or modification, including any amendment that adversely affects the interests of the registered holders of our warrants. Accordingly, HighPeak Energy, may amend the terms of its warrants in a manner adverse to a holder if holders of at least 50% of the then-outstanding warrants approve of such amendment. Although HighPeak Energy’s ability to amend the terms of its warrants with the consent of at least 50% of the then-outstanding warrants is unlimited and such amendments could, among other things, increase the exercise price of the warrants, shorten the exercise period or decrease the number of shares of HighPeak Energy common stock purchasable upon exercise of a warrant.

Warrants are exercisable for HighPeak Energy common stock and HighPeak Energy’s LTIP provides for a significant number of stock options, each of which could increase the number of shares eligible for future resale in the public market and result in dilution to stockholders.

The potential for the issuance of a substantial number of additional shares of HighPeak Energy common stock upon exercise of its warrants would increase the number of issued and outstanding shares of HighPeak Energy common stock, and reduce the value of the shares issued and outstanding as of the date hereof. Additionally, the sale, or even the possibility of sale, of the shares underlying the warrants could have an adverse effect on the market price for HighPeak Energy’s securities or on its ability to obtain future financing. If and to the extent these warrants are exercised, you may experience dilution to your holdings.

In addition, to attract and retain key management personnel and non-employee directors, HighPeak Energy has implemented the LTIP, pursuant to which the Share Pool (as defined in the LTIP) is reserved and available for delivery with respect to Stock Awards (as defined in the LTIP and which may only be granted to non-employee directors) and stock options. In addition, pursuant to the terms of the LTIP, at the beginning of each year, the Share Pool will automatically be increased by (i) the number of shares of common stock issued pursuant to the LTIP during the immediately preceding calendar year and (ii) 13% of the number of shares of common stock that are newly issued by HighPeak Energy (other than those issued pursuant to the LTIP) during the immediately preceding calendar year, including any shares issued upon the exercise of the warrants. As a result, HighPeak Energy could issue significant number of stock options under the LTIP, including additional shares added to the LTIP upon the exercise of the warrants, which could further dilute your holdings.

A significant portion of HighPeak Energy’s total outstanding shares are restricted from immediate resale but may be sold into the market in the near future. This could cause the market price of HighPeak Energy common stock to drop significantly, even if HighPeak Energy’s business is doing well.

As of the date hereof, prior to taking into account any adjustment relating to any shares that may be issued (or forfeited) pursuant to the CVRs (and the surrender for cancellation by Sponsor of a corresponding number of shares) and the exercise of warrants pursuant to the Warrant Agreement Amendment, the HighPeak Group owns approximately 88% of HighPeak Energy common stock, although pursuant to the Stockholders’ Agreement the Principal Stockholder Group has agreed not to sell such shares before the six (6) month anniversary of the Closing. In either case, sales after such restricted period, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of HighPeak Energy common stock.

If securities or industry analysts do not publish or cease publishing research or reports about HighPeak Energy, HighPeak Energy’s business, or HighPeak Energy’s market, or if they change their recommendations regarding HighPeak Energy common stock adversely, the price and trading volume of HighPeak Energy common stock could decline.

The trading market for HighPeak Energy common stock will be influenced by the research and reports that industry or securities analysts may publish about HighPeak Energy, HighPeak Energy’s business, HighPeak Energy’s market, or HighPeak Energy’s competitors. If any of the analysts who may cover HighPeak Energy change their recommendation regarding HighPeak Energy common stock adversely, or provide more favorable relative recommendations about its competitors, the price of HighPeak Energy common stock would likely decline. If any analyst who may cover HighPeak Energy were to cease their coverage or fail to regularly publish reports on HighPeak Energy, HighPeak Energy could lose visibility in the financial markets, which could cause HighPeak Energy’s stock price or trading volume to decline.

The Amended & Restated Charter (“A&R Charter”) designates the Court of Chancery of the State of Delaware as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers or employees.

The A&R Charter provides that, unless HighPeak Energy consents in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware (“Court of Chancery”) will, to the fullest extent permitted by applicable law and subject applicable jurisdictional requirements, be the sole and exclusive forum for (i) any derivative action or proceeding as to which the Delaware General Corporation Law (“DGCL”) confers jurisdiction upon the Court of Chancery, (ii) any action asserting a claim of breach of a fiduciary duty owed by any director, officer or other employee of HighPeak Energy to HighPeak Energy or its stockholders, (iii) any action asserting a claim against HighPeak Energy, its directors, officers or employees arising pursuant to any provision of the DGCL, the A&R Charter or HighPeak Energy’s bylaws or (iv) any action asserting a claim against HighPeak Energy, its directors, officers or employees that is governed by the internal affairs doctrine, in each case except for such claims as to which (a) the Court of Chancery determines that it does not have personal jurisdiction over an indispensable party, (b) exclusive jurisdiction is vested in a court or forum other than the Court of Chancery or (c) the Court of Chancery does not have subject matter jurisdiction. The forum selection provision is not intended to apply to claims arising under the Securities Act or the Exchange Act. To the extent the provision could be construed to apply to such claims, there is uncertainty as to whether a court would enforce such provision in connection with such claims. Stockholders will not be deemed, by operation of Article 8 of the A&R Charter alone, to have waived claims arising under the federal securities laws and the rules and regulations promulgated thereunder.

If any action the subject matter of which is within the scope of the forum selection provision described in the preceding paragraph is filed in a court other than the Court of Chancery (or, if the Court of Chancery does not have jurisdiction, another state court or a federal court located within the State of Delaware) (a “Foreign Action”) in the name of any stockholder, such stockholder shall be deemed to have consented to (i) the personal jurisdiction of the state and federal courts located within the State of Delaware in connection with any action brought in any such court to enforce the forum selection provision (an “Foreign Enforcement Action”) and (ii) having service of process made upon such stockholder in any such Foreign Enforcement Action by service upon such stockholder’s counsel in the Foreign Action as agent for such stockholder.

Any person or entity purchasing or otherwise acquiring any interest in shares of HighPeak Energy’s capital stock will be deemed to have notice of, and consented to, the provisions of our A&R Charter described in the preceding paragraph. This exclusive forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with HighPeak Energy or its directors, officers or other employees, which may discourage such lawsuits against HighPeak Energy and such persons. The enforceability of similar exclusive forum provisions in other companies’ certificates of incorporation has been challenged in legal proceedings, and it is possible that, in connection with one or more actions or proceedings described above, a court could rule that this provision in the A&R Charter is inapplicable or unenforceable. If a court were to find these provisions of the A&R Charter inapplicable to, or unenforceable in respect of, one or more of the specified types of actions or proceedings, HighPeak Energy may incur additional costs associated with resolving such matters in other jurisdictions, which could adversely affect its business, financial condition or results of operations.

Changes in laws or regulations, or a failure to comply with any laws and regulations, may adversely affect HighPeak Energy’s business, investments and results of operations.

HighPeak Energy is subject to laws, regulations and rules enacted by national, regional and local governments and the Nasdaq. In particular, HighPeak Energy is required to comply with certain SEC, Nasdaq and other legal or regulatory requirements. Compliance with, and monitoring of, applicable laws, regulations and rules may be difficult, time consuming and costly. Those laws, regulations and rules and their interpretation and application may also change from time to time and those changes could have a material adverse effect on HighPeak Energy’s business, investments and results of operations. In addition, a failure to comply with applicable laws, regulations and rules, as interpreted and applied, could have a material adverse effect on HighPeak Energy’s business and results of operations.

There can be no assurance that HighPeak Energy common stock issued, including issuable upon exercise of our warrants or upon satisfaction of conditions under the CVR Agreement with respect to the CVRs, will remain listed on the Nasdaq, or that HighPeak Energy will be able to comply with the continued listing standards of the Nasdaq.

HighPeak Energy’s common stock and warrants are currently listed on the Nasdaq, which such listing includes its common stock, shares of its common stock issuable upon exercise of its warrants or upon satisfaction of conditions under the CVR Agreement with respect to the CVRs. If the Nasdaq delists HighPeak Energy’s common stock from trading on its exchange for failure to meet the listing standards, HighPeak Energy and its security holders could face significant material adverse consequences:

●	a limited availability of market quotations for HighPeak Energy’s securities;

●	reduced liquidity for HighPeak Energy’s securities;

●

a determination that HighPeak Energy common stock is a “penny stock,” which will require brokers trading in HighPeak Energy common stock to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for HighPeak Energy’s securities;

●	a limited amount of news and analyst coverage; and

●	a decreased ability to issue additional securities or obtain additional financing in the future.

The National Securities Markets Improvement Act of 1996, which is a federal statute, prevents or preempts the states from regulating the sale of certain securities, which are referred to as “covered securities.” Because HighPeak Energy’s common stock are listed on the Nasdaq, they are covered securities. Although the states are preempted from regulating the sale of HighPeak Energy’s securities, the federal statute does allow the states to investigate companies if there is a suspicion of fraud, and, if there is a finding of fraudulent activity, then the states can regulate or bar the sale of covered securities in a particular case. Further, if HighPeak Energy were no longer listed on the Nasdaq, its securities would not be covered securities and HighPeak Energy would be subject to regulation in each state in which HighPeak Energy offers its securities.

Unanticipated changes in effective tax rates or laws or adverse outcomes resulting from examination of HighPeak Energy’s income or other tax returns could adversely affect HighPeak Energy’s financial condition and results of operations.

HighPeak Energy is subject to tax by U.S. federal, state, and local tax authorities. HighPeak Energy’s future effective tax rates could be subject to volatility or adversely affected by a number of factors, including:

●	changes in the valuation of HighPeak Energy’s deferred tax assets and liabilities;

●	expected timing and amount of the release of any tax valuation allowances;

●	tax effects of stock-based compensation;

●	costs related to intercompany restructurings; or

●	changes in tax laws, regulations or interpretations thereof.

For example, in previous years, legislation has been proposed to eliminate or defer certain key U.S. federal income tax deductions historically available to oil and gas exploration and production companies. Such proposed changes have included: (i) a repeal of the percentage depletion allowance for crude oil and natural gas properties; (ii) the elimination of deductions for intangible drilling and exploration and development costs; (iii) the elimination of the deduction for certain production activities; and (iv) an extension of the amortization period for certain geological and geophysical expenditures. With President Biden taking office and the shift in the control of Congress, there is an increased risk of the enactment of legislation that alters, eliminates, or defers these or other tax deductions utilized within the industry, which could adversely affect HighPeak Energy’s business, financial condition, results of operations and cash flows.

In addition, HighPeak Energy may be subject to audits of its income, sales and other transaction taxes by U.S. federal, state, and local taxing authorities. Outcomes from these audits could have an adverse effect on HighPeak Energy’s financial condition and results of operations.

HighPeak Energy is an emerging growth company within the meaning of the Securities Act, and if HighPeak Energy takes advantage of certain exemptions from disclosure requirements available to emerging growth companies, this could make HighPeak Energy’s securities less attractive to investors and may make it more difficult to compare its performance with other public companies.

HighPeak Energy is an “emerging growth company” within the meaning of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and HighPeak Energy may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in HighPeak Energy’s periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. As a result, HighPeak Energy’s stockholders may not have access to certain information they may deem important. HighPeak Energy could be an emerging growth company for up to five (5) years, although circumstances could cause HighPeak Energy to lose that status earlier, including if the market value of HighPeak Energy’s equity held by non-affiliates exceeds $700 million as of any June 30 before that time, in which case HighPeak Energy would no longer be an emerging growth company as of the following December 31. HighPeak Energy cannot predict whether investors will find its securities less attractive because HighPeak Energy will rely on these exemptions. If some investors find HighPeak Energy’s securities less attractive as a result of HighPeak Energy’s reliance on these exemptions, the trading prices of HighPeak Energy’s securities may be lower than they otherwise would be, there may be a less active trading market for HighPeak Energy’s securities and the trading prices of HighPeak Energy’s securities may be more volatile.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. HighPeak Energy has elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, we, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of HighPeak Energy’s financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accountant standards used.

Under certain circumstances, the Contingent Value Rights will have no value and will be automatically terminated without any further consideration.

The terms of the Contingent Value Rights are governed by the Contingent Value Rights Agreement by and among HighPeak Energy, HighPeak I, HighPeak II, Sponsor and the Rights Agent.

The CVR Holders are provided with a significant valuation protection through the opportunity to obtain additional contingent consideration in the form of additional shares of HighPeak Energy common stock if the trading price of HighPeak Energy’s common stock is below the price that would provide a CVR Holder with a 10% preferred simple annual return (based on a $10.00 per share price at Closing), subject to a floor downside per-share price of $4.00, at the CVR Maturity Date. However, this contingent consideration, if applicable, will only be issued to Qualifying CVR Holders. To be a Qualifying CVR Holder, a CVR Holder must provide certain information required under the Contingent Value Rights Agreement. If the stock price has generated a 10% preferred simple annual return with respect to the shares of HighPeak Energy common stock as of the CVR Maturity Date, then no additional shares will be issued pursuant to the CVRs, the CVRs will have no value and the CVRs will be automatically terminated without any further consideration.

Consideration owed to the holders of the Contingent Value Rights, if any, will not be delivered prior to the CVR Maturity Date, except in certain limited circumstances.

The Contingent Value Rights will mature on the earlier of (i) the date to be specified by HighPeak I, HighPeak II and Sponsor, which may be any date occurring during the period beginning on (and including) August 21, 2022 and ending on (and including) February 21, 2023, or (ii) in certain circumstances, the occurrence of certain change of control events with respect to our business, including certain mergers, consolidations and asset sales. The calculation and satisfaction of any Preferred Returns will occur, if applicable, following the CVR Maturity Date in accordance with the terms of the Contingent Value Rights Agreement. Because no interest will accrue on the Contingent Value Rights, you will not receive any compensation for holding any Contingent Value Rights between the Closing and either the termination of such Contingent Value Rights or HighPeak Energy’s issuance of additional shares of HighPeak Energy common stock needed to satisfy any Preferred Return, if any.

A market for the CVRs may not develop and, even if a market for the CVRs does develop, there can be no assurance the extent to which trading of the CVRs will lead to an illiquid trading market with respect to such CVRs, which would adversely affect the liquidity and price of the CVRs.

HighPeak Energy cannot predict the extent to which trading of the CVRs will lead to an illiquid trading market with respect to such CVRs or whether the market price of the CVRs will be volatile. The CVRs may fluctuate significantly due to general market and economic conditions. An active trading market for the CVRs may never develop or, if it does develop, it may not be sustained. In addition, the price of the CVRs can vary due to general economic conditions and forecasts, HighPeak Energy’s general business condition and the release of HighPeak Energy’s financial reports. Additionally, if the CVRs are never listed on a national securities exchange for any reason, and may only be quoted on the OTC Bulletin Board, an inter-dealer automated quotation system for equity securities that is not a national securities exchange, the liquidity and price of the CVRs may be more limited than if they were quoted or listed on a national securities exchange. You may be unable to sell your CVRs unless a market can be established or sustained.

CVRs may entitle CVR Holders to shares of HighPeak Energy common stock at the CVR Maturity Date or otherwise will result in shares of HighPeak Energy common stock released to HighPeak I, HighPeak II and Sponsor, which, in either case, would increase the number of shares eligible for future resale in the public market.

The CVR Holders are being provided with a significant valuation protection through the opportunity to obtain additional contingent consideration in the form of additional shares of HighPeak Energy common stock if the trading price of HighPeak Energy’s common stock is below the price that would provide the CVR Holders with a 10% preferred simple annual return (based on a $10.00 per share price at Closing), subject to a floor downside per-share price of $4.00. The Preferred Returns could entitle a Qualifying CVR Holder to receive up to 2.125 shares of HighPeak Energy common stock per CVR.

At the Closing, HighPeak I, HighPeak II and Sponsor collectively placed a number of shares of HighPeak Energy common stock in escrow equal to the maximum number of additional shares of HighPeak Energy common stock issuable pursuant to the Contingent Value Rights Agreement, which Escrowed Shares will be released either to HighPeak Energy for cancellation in connection with the satisfaction of any Preferred Returns or back to HighPeak I, HighPeak II and Sponsor, collectively, as applicable, following the CVR Maturity Date. Until such shares are released back to HighPeak I, HighPeak II and Sponsor, they may not be traded.

To the extent the Preferred Return is not met, additional shares of HighPeak Energy will be issued (and a corresponding number of shares of HighPeak Energy common stock will be released to HighPeak Energy from the escrow for cancellation), which will increase the number of shares eligible for resale in the public market. Sales of substantial numbers of such shares in the public market could adversely affect the market price of HighPeak Energy’s common stock. There would also be an increase in the number of shares of HighPeak Energy common stock eligible for resale in the public market if the Preferred Returns are met, pursuant to the Escrowed Shares being released to HighPeak I, HighPeak II and Sponsor, as discussed above.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 3. LEGAL PROCEEDINGS

The Company may be a party to various proceedings and claims incidental to its business from time to time. While many of these matters involve inherent uncertainty, the Company believes the amount of the liability, if any, ultimately incurred with respect to these proceedings and claims will not have a material adverse effect on the Company's consolidated financial position as a whole or on its liquidity, capital resources or future annual results of operations. See “Item 8. Financial Statements and Supplementary Data – Note 9” for additional information.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

HighPeak Energy’s common stock and warrants are listed and traded on the Nasdaq under the symbols “HPK” and “HPKEW,” respectively. HighPeak Energy’s CVRs are quoted on the OTC market under the symbol “HPKER.” Through August 21, 2020, Pure’s Class A common stock, par value $0.0001 per share, and warrants were listed under the symbols “PACQ” and “PACQW,” respectively. On August 21, 2020, Pure delisted the units offered in its initial public offering, each consisting of one share of Pure Class A common stock and one-half of one warrant, which were listed under the symbol “PACQU,” and the units ceased to trade.

Holders

As of March 15, 2021, there were 43 holders of record of HighPeak Energy common stock, 40 holders of record of HighPeak Energy’s warrants and 42 holders of record of HighPeak Energy’s CVRs.

Dividends

The board of directors has not declared any cash dividends to holders of our common stock. Our future dividend policy is within the discretion of our board of directors and will depend upon then‑existing conditions, including our results of operations, financial condition, capital requirements, investment opportunities, statutory restrictions on our ability to pay dividends and other factors our board of directors may deem relevant. In addition, our Revolving Credit Facility places certain restrictions on our ability to pay cash dividends.

Comparative Stock Performance

We are a smaller reporting company as defined in Rule 12b-2 under the Exchange Act. As a result, pursuant to Item 201(e) of Regulation S-K, we are not required to provide the information required by this Item.

ITEM 6. SELECTED FINANCIAL DATA

We are a smaller reporting company as defined in Rule 12b-2 under the Exchange Act. As a result, pursuant to Item 301(c) of Regulation S-K, we are not required to provide the information required by this Item.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the historical financial statements and related notes included elsewhere in this Report. This discussion contains “forward‑looking statements” reflecting our current expectations, estimates and assumptions concerning events and financial trends that may affect our future operating results or financial position. Actual results and the timing of events may differ materially from those contained in these forward‑looking statements due to a number of factors. Factors that could cause or contribute to such differences include, but are not limited to, market prices for oil and natural gas, capital expenditures, economic and competitive conditions, regulatory changes and other uncertainties, as well as those factors discussed below and elsewhere in this report. Please read Cautionary Note Regarding Forward‑Looking Statements. Also, please read the risk factors and other cautionary statements described under “Part I, Item 1A. Risk Factors.” We assume no obligation to update any of these forward‑looking statements, except as required by applicable law.

Overview

HighPeak Energy, Inc., a Delaware corporation, was formed in October 2019 solely for the purpose of combining the businesses of Pure and HPK LP, referred to herein as the “HighPeak business combination,” which was completed on August 21, 2020. HPK LP was formed in August 2019 for the purpose combining the assets of HighPeak I and HighPeak II into one entity. HighPeak I was formed in June 2014 for the purpose of acquiring, exploring and developing oil and natural gas properties, although it had no activity until 2017. Beginning in late 2017, HighPeak I began acquiring its assets through an organic leasing campaign and a series of acquisitions consisting primarily of leasehold acreage and existing vertical producing wells.

The Company’s assets are located primarily in Howard County, Texas, which lies within the north eastern part of the oil-rich Midland Basin. As of December 31, 2020, the assets consisted of two highly contiguous leasehold positions of approximately 59,092 gross (50,636 net) acres, approximately 24% of which were held by production, with an average working interest of 86%. Approximately 97% of the operated acreage provides for horizontal wells with lateral lengths of 10,000 feet or greater. For the year ended December 31, 2020, approximately 95% and 5% of production from the assets were attributable to liquids (both oil and NGL) and natural gas, respectively. As of December 31, 2020, HighPeak Energy was drilling with one (1) rig. We are the operator on approximately 95% of the net acreage across our assets. Further, as of December 31, 2020, there were approximately 115 gross (71.7 net) producing wells, including 19 gross (18.3 net) horizontal wells, with total sales volumes of approximately 3,426 Boe/d in December 2020. As of December 31, 2020, of the 22,515 MBoe of proved reserves of the assets, 46% were developed, 94% of which were liquids.

The financial results as presented in this section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” consist of the historical results of HPK LP from August 28, 2019 (Inception) through December 31, 2019 combined with HighPeak I for the year ended December 31, 2019 (excluding HighPeak I’s equity in losses of HPK LP which was its only activity during the period following its business combination with and into HPK LP), HPK LP for the period from January 1, 2020 through August 21, 2020 and the Company from August 22, 2020 through December 31, 2020. At the Closing of the HighPeak business combination on August 21, 2020, the Company’s “predecessors” for accounting purposes were HPK LP for the period from October 1, 2019 through August 21, 2020 and HighPeak I from January 1, 2017 through September 30, 2019 (collectively, the “Predecessors”).

Outlook

HighPeak Energy’s financial position and future prospects, including its revenues, operating results, profitability, liquidity, future growth and the value of its assets, depend primarily on prevailing commodity prices. The oil and natural gas industry is cyclical and commodity prices are highly volatile. For example, during the period from January 1, 2018 through December 31, 2020, the calendar month average NYMEX WTI crude oil price per Bbl ranged from a low of $16.70 to a high of $70.76, and the last trading day NYMEX natural gas price per MMBtu ranged from a low of $1.50 to a high of $4.72. For the month of April 2020, the calendar month average NYMEX WTI crude oil price was $16.70 per Bbl and the last trading day NYMEX natural gas price was $1.63 per MMBtu. Due to the absence of any debt, the Company has not historically entered into any hedges. With the addition of the Revolving Credit Facility in December 2020, HighPeak Energy will be required to enter into hedging arrangements during the first quarter of 2021.

Impact of the COVID-19 Pandemic and 2020 Plan Changes

The COVID-19 pandemic has resulted in a severe worldwide economic downturn, significantly disrupting the demand for oil and natural gas throughout the world, and has created significant volatility, uncertainty and turmoil in the oil and gas industry. The decrease in demand for oil combined with pressures on the global supply-demand balance for oil and related products, resulted in oil prices declining significantly beginning in late February 2020. The length of this demand disruption is unknown, and there is significant uncertainty regarding the long-term impact to global oil demand, which will ultimately depend on various factors and consequences beyond the Company's control, such as the duration and scope of the pandemic, the length and severity of the worldwide economic downturn, the ability of OPEC, Russia and other oil producing nations to manage the global oil supply, additional actions by businesses and governments in response to the pandemic, the economic downturn and the decrease in oil demand, the speed and effectiveness of responses to combat the virus, and the time necessary to balance oil supply and demand to restore oil pricing. In response to these developments, the Company has implemented measures to mitigate the impact of the COVID-19 pandemic on its employees, operations and financial position. These measures include, but are not limited to, the following:

Employee Safety. The Company has taken steps to keep its employees safe during the COVID-19 pandemic by implementing preventative measures and developing response plans intended to minimize unnecessary risk of exposure and infection among its employees. The Company has also modified certain business practices (including those related to non-operational employee work locations, such as a significant reduction in physical participation in meetings, events and conferences) to conform to government restrictions and best practices encouraged by the Centers for Disease Control and Prevention, and other governmental and regulatory authorities.

Expense Management. With the reduction in revenue, the Company has implemented, and will continue to evaluate other cost saving initiatives, including:

•	Continuing to optimize drilling, completion and operational efficiencies, resulting in lower operating costs per unit of production.
•	Reducing annual general and administrative and other overhead related costs through various cost reduction efforts across the organization.

Balance Sheet, Cash Flow and Liquidity. The Company has taken the following actions to strengthen its financial position and increase liquidity:

•	Maintained a debt free balance sheet and pursued increased liquidity by adding a credit facility with a modest borrowing base at attractive interest rates.
•	Poised to use derivative positions to reduce the effects of oil price volatility on its net cash provided by operating activities.

The Company continues to assess the global impacts of the COVID-19 pandemic and may modify its plans as the health and economic impacts of COVID-19 continue to evolve.

Financial and Operating Performance

The Company's financial and operating performance for the period from August 22, 2020 through December 31, 2020 plus the period from January 1, 2020 through August 21, 2020 of its Predecessors included the following highlights:

•

Net loss attributable to common stockholders for the period from August 22, 2020 through December 31, 2020 was $16.4 million ($0.18 per diluted share) plus the net loss of the Company’s Predecessor for the period from January 1, 2020 through August 21, 2020 of $85.0 million compared with a net loss of the Company’s Predecessors of $11.6 million for the year ended December 31, 2019. The primary components of the $89.9 million decrease in earnings attributable to common stockholders include:

•

a $76.5 million charge to expense related to an acquisition that was terminated in April 2020 primarily attributable to the downturn in oil prices related to COVID-19 whereby the Company had paid a $61.5 million nonrefundable deposit during 2019 plus a $15 million extension payment paid in 2020 that was also nonrefundable;

•

a $15.8 million increase in stock-based compensation expense primarily attributable to $15.5 million in stock-based compensation related to stock options that were granted in August 2020 upon the closing of the HighPeak business combination whereby approximately 75% of the stock options vested immediately causing a charge to earnings plus 62,500 shares of non-restricted stock issued to our non-management directors in November 2020 totaling $302,000 in stock-based compensation expense;

•

a $12.0 million increase in depletion, depreciation and amortization expense due to a 317% increase in overall sales volumes, partially offset by an 8% decrease in the depletion, depreciation and amortization rate from $25.04 to $23.08 per Boe, both as a result of increased proved reserves due to the Company’s successful horizontal drilling program in the Permian Basin;

•

a $5.2 million increase in production costs, including taxes, primarily attributable to the 317% increase in sales volumes as a result of the Company’s successful horizontal drilling program in the Permian Basin partially offset by 23% lower taxes on a dollar per Boe basis due to lower overall realized prices of 26%; and

•

a $2.2 million increase in exploration and abandonment expenses related to the impairment of $4.8 million during 2020 related to various undeveloped leasehold costs that the Company was not successful in obtaining extensions on, partially offset by lower geophysical data purchases of almost $2.6 million that were incurred in 2019;

partially offset by:

•

a $16.5 million increase in oil and gas revenues due to a 317% increase in daily sales volumes due to the Company’s successful horizontal drilling program in the Permian Basin, partially offset by a 27% decrease in average realized commodity prices per Boe;

•

a $4.2 million increase in the Company's income tax benefit due to the net loss experienced in 2020 and the fact that the Predecessors were pass through entities for income tax purposes and did not recognize any tax expense or benefit on their financial statements; and

•

a $1.1 million decrease in general and administrative costs due primarily to a significant amount of expenses relating to the HighPeak business combination that were incurred during 2019 plus various cost reduction efforts implemented across the organization during 2020 in response to the COVID-19 pandemic and downturn in crude oil prices, partially offset by increased costs in late 2020 associated with being a public company.

•

During the period from August 22, 2020 through December 31, 2020, average daily sales volumes totaled 3,292 Boe/d and during the period from January 1, 2020 through August 21, 2020, average sales volumes totaled 1,154 Boe/d for an overall average for the year ended December 31, 2020 of 1,925 Boe/d, an increase of 317% over 2019, due to the Company's successful horizontal drilling program in the Permian Basin.

•

Weighted average realized oil prices per Bbl decreased during the year ended December 31, 2020 to $37.96 ($40.15 during the period from August 22, 2020 through December 31, 2020 and $34.26 during the period from January 1, 2020 through August 21, 2020), compared with $53.96 for 2019. Weighted average NGL prices per Bbl were $14.06 during the year ended December 31, 2020 ($19.44 during the period from August 22, 2020 through December 31, 2020 and $9.31 per Bbl during the period from January 1, 2020 through August 21, 2020). This partially caused the decreased natural gas prices during 2020 as the Company recorded wet wellhead natural gas sales prior to 2020 which combines the revenues received from residue gas and NGL into one revenue component and sales volumes equal to wet wellhead volumes rather than processed residue natural gas and NGL at the tailgate of the processing plants. Weighted average gas prices per Mcf increased to $1.04 during the year ended December 31, 2020 ($1.45 during the period from August 22, 2020 through December 31, 2020 and $0.52 during the period from January 1, 2020 through August 21, 2020) compared with $1.92 during 2019.

•	Cash provided by operating activities totaled $5.4 million for the period from August 22, 2020 through December 31, 2020.

•

The Company raised $84.5 million of capital, net of offering costs, in the HighPeak business combination that closed on August 21, 2020. The Company closed a Revolving Credit Facility in December 2020 with an initial borrowing capacity of $20 million with nothing drawn as of December 31, 2020. This capital gave the Company flexibility to recommence its development drilling program whereby we have added one drilling rig that has drilled one salt-water disposal well and four producing wells during the Successor Period and as of December 31, 2020 was drilling on a two well pad in our development area. Shortly after Closing, we also added two completion crews to frac eight (8) of our twelve (12) uncompleted wells that were drilled but not fully completed when operations were shut down earlier this year due primarily to the COVID-19 pandemic and we also finished completing our four (4) additional uncompleted wells. We reduced to one completion crew prior to year-end that will focus on completing the wells both recently drilled and wells currently drilling.

First Quarter 2021 Outlook

The first quarter is likely to continue to offer a high degree of uncertainty and market disruption. The extent to which the Company's future results are affected by the COVID-19 pandemic will depend on various factors and consequences beyond the Company's control, such as the duration and scope of the pandemic, the length and severity of the worldwide economic recovery, additional actions by businesses, OPEC and other cooperating countries, and governments in response to the pandemic, economic downturn and decline in oil demand, the speed and effectiveness of responses to combat the virus, and the time necessary to balance oil supply and demand. For additional information on the risks posed by the COVID-19 pandemic, see “Part I, Item 1A. Risk Factors”.

Operations and Drilling Highlights

Average daily oil, NGL and gas sales volumes are as follows:

	Successor	Predecessors	Combined
	August 22, 2020 through December 31 , 2020	January 1, 2020 through August 21, 2020	Year Ended December 31, 2020
Oil (Bbls)	3,017	1,007	1,732
NGL (Bbls)	134	86	103
Gas (Mcf)	849	373	545
Total (Boe)	3,292	1,154	1,925

The Company's liquids production was 95% of total production on a Boe basis for the year ended December 31, 2020.

Costs incurred are as follows (in thousands):

	Successor	Predecessors	Combined
	August 22, 2020 through December 31, 2020	January 1, 2020 through August 21, 2020	Year Ended December 31, 2020
Unproved property acquisition costs	$1,181	$2,753	$3,934
Proved acquisition costs	-	585	585
Total acquisitions	1,181	3,338	4,519
Development costs	11,687	933	12,620
Exploration costs	53,465	48,173	101,638
Total finding and development costs	66,333	52,444	118,777
Asset retirement obligations	(105)	98	(7)
Total costs incurred	$66,228	$52,542	$118,770

Development and exploration/extension drilling activity is as follows:

	Year Ended December 31, 2020
	Development/ Service	Exploration/ Extension
Beginning wells in progress	-	13
Well spud	2	11
Successful wells	(2)	(20)
Ending wells in progress	-	4

The Company currently plans to operate one (1) drilling rig and an average of one (1) frac fleet in the Permian Basin during the first three months of 2021. However, the scope, duration and magnitude of the direct and indirect effects of the COVID-19 pandemic are continuing to evolve and in ways that are difficult or impossible to anticipate. Given the dynamic nature of this situation, the Company is maintaining flexibility in its capital plan and will continue to evaluate drilling and completion activity on an economic basis, with future activity levels assessed monthly.

During the year ended December 31, 2020, the Company successfully drilled twenty-one (21) horizontal wells in our northern acreage, thirteen of which are in the Wolfcamp A formation and eight of which are in the Lower Spraberry formations. In addition, the Company completed a horizontal salt-water disposal well near the center of our northern acreage production area which began accepting water for disposal in January 2021. Of the four (4) exploration/extension wells in progress as of December 31, 2020, two (2) of which were in the process of being drilled and two (2) of which were in the process of being completed, three (3) are in the Wolfcamp A formation and one (1) is in the Lower Spraberry formations.

Results of Operations

Sources of Revenues

The Company’s revenues are derived from the sale of oil and natural gas production and the sale of NGL that are extracted from natural gas during processing. Production revenues are derived entirely from the continental United States. For the years ended December 31, 2020 and 2019, revenues from our assets were derived approximately 98% and 97%, respectively, from oil sales and 2% and 3%, respectively, from natural gas and NGL sales.

The Company’s revenues are presented net of certain gathering, transportation and processing expenses incurred to deliver production of its assets’ oil, natural gas and NGL to the market. Cost levels of these expenses can vary based on the volume of oil, natural gas and NGL produced as well as the cost of commodity processing. Oil, natural gas and NGL prices are inherently volatile and are influenced by many factors outside the Company’s control. To reduce the impact of fluctuations in oil, natural gas and NGL prices on revenues, the Company may periodically enter into derivative contracts with respect to a portion of its estimated oil, natural gas and NGL production through various transactions that fix the future prices received.

Principal Components of Cost Structure

Costs associated with producing oil, natural gas and NGL are substantial. Some of these costs vary with commodity prices, some trend with the type and volume of production, and others are a function of the number of wells owned. The sections below summarize the primary operating costs typically incurred:

●

Lease Operating Expenses. Lease operating expenses (“LOE”) are the costs incurred in the operation of producing properties and workover costs. Expenses for utilities, direct labor, water injection and disposal, workover rigs and workover expenses, materials and supplies comprise the most significant portion of LOE. Certain items, such as direct labor and materials and supplies, generally remain relatively fixed across broad production volume ranges, but can fluctuate depending on activities performed during a specific period. For instance, repairs to pumping equipment or surface facilities result in increased LOE in periods during which they are performed. Certain operating cost components are variable and increase or decrease as the level of produced hydrocarbons and water increases or decreases. For example, power costs are incurred in connection with various production-related activities, such as pumping to recover oil and natural gas and separation and treatment of water produced in connection with oil and natural gas production.

The Company monitors the operation of its assets to ensure that it is incurring LOE at an acceptable level. For example, it monitors LOE per Boe to determine if any wells or properties should be shut in, recompleted or sold. This unit rate also allows the Company to monitor these costs to identify trends and to benchmark against other producers. Although the Company strives to reduce its LOE, these expenses can increase or decrease on a per-unit basis as a result of various factors as it operates its assets or makes acquisitions and dispositions of properties. For example, the Company may increase field-level expenditures to optimize their operations, incurring higher expenses in one quarter relative to another, or they may acquire or dispose of properties that have different LOE per Boe. These initiatives would influence overall operating cost and could cause fluctuations when comparing LOE on a period-to-period basis.

●

Production and other taxes. Production and other taxes are paid on produced oil and natural gas based on rates established by federal, state or local taxing authorities. In general, production and other taxes paid correlate to changes in oil, natural gas and NGL revenues. Production taxes are based on the market value of production at the wellhead. The Company is also subject to ad valorem taxes in the counties where production is located. Ad valorem taxes are based on the fair market value of the mineral interests for producing wells.

●

Depletion – Oil and Gas Properties. Depletion is the systematic expensing of the capitalized costs incurred to acquire and develop oil and natural gas properties. The Company uses the successful efforts method of accounting for oil and gas properties. Accordingly, all costs associated with acquisition, successful exploration wells and development of oil and gas reserves, including directly related overhead costs and asset retirement costs are capitalized. However, the costs of abandoned properties, exploratory dry holes, geophysical costs and annual lease rentals are charged to expense as incurred. All capitalized costs of oil and gas properties are amortized on the unit-of-production method using estimates of proved reserves. Any remaining investments in unproved properties are not amortized until proved reserves associated with the projects can be determined or until impairment occurs.

●

General and Administrative Expenses. General and administrative expenses (“G&A”) are costs incurred for overhead, including payroll and benefits for corporate staff and costs of maintaining a headquarters, costs of managing production and development operations, IT expenses and audit and other fees for professional services, including legal compliance and acquisition-related expenses.

Factors Affecting the Comparability of the Predecessors Historical Financial Results

The comparability of the Predecessors’ results of operations among the periods presented, and for future periods, is impacted by the following factors:

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

●

As a corporation, for U.S. federal income tax purposes, HighPeak Energy is subject to U.S. federal income taxes at a statutory rate of 21% of pretax earnings. This is a significant change from the Predecessors’ historical tax treatment because the Predecessors were each treated as a partnership for U.S. federal income tax purposes and, as such, the partners of the Predecessors reported their share of the Predecessor’s income or loss on their respective income tax returns;

●

Our assets will incur certain additional general and administrative expenses related to being owned by a publicly traded company, that were not previously incurred in HPK LP’s cost structure, including, but not limited to, Exchange Act reporting expenses; expenses associated with compliance with the Sarbanes-Oxley Act of 2002; expenses associated with being listed on a national securities exchange; incremental independent auditor fees; incremental legal fees; investor relations expenses; registrar and transfer agent fees; incremental director and officer liability insurance costs and non-management director compensation;

●

The Predecessors have completed acquisitions during the periods presented, including primarily the acquisition of undeveloped acreage for approximately $2.8 million, $6.3 million and $40.2 million during the period beginning January 1, 2020 and ending on August 21, 2020 and the years ended December 31, 2019 and 2018, respectively, and to a lesser extent producing properties and proved undeveloped reserves of approximately $585,000, $4.6 million and $881,000 during the period beginning January 1, 2020 and ending on August 21, 2020 and the years ended December 31, 2019 and 2018, respectively; and

●

During the period beginning January 1, 2020 and ending on August 21, 2020, HPK LP recognized a charge to expense of $76.5 million related to the termination of the Grenadier Acquisition (as defined in “Item 8. Financial Statements and Supplementary Data.”

Year Ended December 31, 2020 Compared with Year Ended December 31, 2019

Oil and natural gas revenues.

Average daily sales volumes are as follows:

	Year Ended December 31, 2020
	Successor	Predecessors
	August 22, 2020 through December 31, 2020	January 1, 2020 through August 21, 2020	Year Ended December 31, 2019	Year to Year % Change
Oil (Bbls)	3,017	1,007	399	334%
NGL (Bbls)	134	86	-	100%
Natural Gas (Mcf)	849	373	380	43%
Total (Boe)	3,292	1,154	462	317%

The increase in average daily Boe sales volumes for the year ended December 31, 2020, compared with 2019 was due to the Company's successful horizontal drilling program in the Wolfcamp A and Lower Spraberry formations.

The oil, NGL and natural gas prices that the Company reports are based on the market prices received for each commodity. The weighted average prices are as follows:

	Year Ended December 31, 2020
	Successor	Predecessors
	August 22, 2020 through December 31, 2020	January 1, 2020 through August 21, 2020	Year Ended December 31, 2019		Year to Year % Change
Oil per Bbl	$40.15	$34.26		$53.96	(28)%
NGL per Bbl	$19.44	$9.31	$	n/a	100%
Gas per Mcf	$1.45	$0.52		$1.92	(39)%
Total per Boe	$37.74	$30.44		$48.13	(26)%

The decrease in prices for oil and natural gas for the year ended December 31, 2020, compared with 2019 was due to a lower commodity price environment primarily as a result of the COVID-19 pandemic and over-supply.

Oil and natural gas production costs.

Oil and natural gas production costs in total and per Boe are as follows (in thousands, except percentages and per Boe amounts):

	Year Ended December 31, 2020
	Successor	Predecessors
	August 22, 2020 through December 31, 2020	January 1, 2020 through August 21, 2020	Year Ended December 31, 2019	Year to Year % Change
Lease operating expenses	$2,653	$4,870	$3,372	123%
Lease operating expenses per Boe	$6.10	$18.03	$20.00	(66)%

The increase in lease operating expenses can be attributed to the fact that by the end of 2020 we had nineteen (19) producing horizontal wells compared with only four (4) wells during at the end of 2019. Likewise, the decrease in lease operating expense per Boe for the year ended December 31, 2020, compared with 2019, was primarily attributable to the increased production volumes associated with the higher well count.

Production and ad valorem taxes.

Production and ad valorem taxes are as follows (in thousands, except percentages):

	Year Ended December 31, 2020
	Successor	Predecessors
	August 22, 2020 through December 31, 2020	January 1, 2020 through August 21, 2020	Year Ended December 31, 2019	Year to Year % Change
Production and ad valorem taxes	$886	$566	$449	223%

In general, production taxes and ad valorem taxes are directly related to commodity price changes; however, Texas ad valorem taxes are based upon prior year commodity prices, whereas production taxes are based upon current year commodity prices.

Production and ad valorem taxes per Boe are as follows:

	Year Ended December 31, 2020
	Successor	Predecessors
	August 22, 2020 through December 31, 2020	January 1, 2020 through August 21, 2020	Year Ended December 31, 2019	Year to Year % Change
Production taxes per Boe	$1.78	$1.42	$1.65	2%
Ad valorem taxes per Boe	$0.26	$0.68	$1.01	(63)%

Production taxes per Boe for the year ended December 31, 2020, compared with 2019, remained relatively unchanged. The decrease in ad valorem taxes per Boe for the year ended December 31, 2020, compared with 2019, was primarily due to a large number of wells that have come on production during 2020 that will have no ad valorem tax in the upcoming year as 2021 will be the first year that they will be assessed ad valorem taxes. In Texas, ad valorem taxes are based on a valuation of the wells on January 1 of a given year.

Depletion, depreciation and amortization expense.

Depletion, depreciation and amortization (“DD&A”) expense and DD&A expense per Boe are as follows (in thousands, except percentages and per Boe amounts):

	Year Ended December 31, 2020
	Successor	Predecessors
	August 22, 2020 through December 31, 2020	January 1, 2020 through August 21, 2020	Year Ended December 31, 2019	Year to Year % Change
DD&A expense	$9,877	$6,385	$4,269	281%
DD&A expense per Boe	$22.73	$23.64	$25.32	(9)%

The increase in DD&A was primarily due to the increased production associated with our successful horizontal drilling program. Also, the decrease in DD&A per Boe was primarily due to additions of proved reserves attributable to the Company's successful horizontal drilling program in the Wolfcamp A and Lower Spraberry formations.

General and administrative expense.

General and administrative expense and general and administrative expense per Boe as well as stock-based compensation expense are as follows (in thousands, except percentages and per Boe amounts):

	Year Ended December 31, 2020
	Successor	Predecessors
	August 22, 2020 through December 31, 2020	January 1, 2020 through August 21, 2020	Year Ended December 31, 2019	Year to Year % Change
General and administrative expense	$2,775	$4,840	$8,682	(12)%
General and administrative expense per Boe	$6.39	$17.92	$51.49	(82)%
Stock based compensation expense	$15,776	$-	$-	100%

The decrease in general and administrative expense for the year ended December 31, 2020, compared with 2019, is primarily due to the expenses related to the HighPeak business combination incurred during 2019 plus various cost reduction efforts implemented across the organization during 2020 in response to the COVID-19 pandemic and downturn in crude oil prices, partially offset by the increase in administrative costs incurred related to being a public company beginning in August 2020. The decrease in general and administrative expenses per Boe during the year ended December 31, 2020 can also be attributed to our successful horizontal drilling program in the Wolfcamp A and Lower Spraberry formations.

The increase in noncash stock-based compensation expense is due to stock options granted to officers and employees shortly after the Closing in connection with the HighPeak business combination. Approximately 75% of the stock options granted vested immediately. In addition, the Company issued 62,500 fully vested shares of common stock to the non-management directors in the fourth quarter of 2020.

Income tax benefit.

Income tax benefit and effective income tax rates are as follows (in thousands, except percentages):

	Year Ended December 31, 2020
	Successor	Predecessors
	August 22, 2020 through December 31, 2020	January 1, 2020 through August 21, 2020	Year Ended December 31, 2019	Year to Year % Change
Income tax benefit	$4,223	$-	$-	100%
Effective income tax rate	20.4%	0.0%	0.0%	100%

The change in income tax benefit during the year ended December 31, 2020, compared with 2019, was due to the fact that the Predecessors were treated as partnerships for U.S. federal income tax purposes and, as such, the partners of the Predecessors reported their share of the Predecessor’s income or loss on their respective income tax returns.  In contrast, HighPeak Energy is a corporation for U.S. federal income tax purposes and is subject to U.S. federal income taxes on any income or loss from the operation of the Company’s assets following the HighPeak business combination on August 21, 2020.  The effective income tax rate differs from the statutory rate primarily due to permanent differences between GAAP income and taxable income. See “Item 8. Financial Statements and Supplementary Data -Note 12” for additional information.

Liquidity and Capital Resources

Liquidity. In response to the COVID-19 pandemic and commensurate decrease in oil and gas prices, the Company took steps during 2020 to reduce, defer or cancel certain planned capital expenditures, shut-in the majority of its production and reduce its overall cost structure commensurate with its expected level of activities. During July 2020, the Company began putting its wells back on production based on the recovery of oil and gas prices. Subsequent to the Closing of the HighPeak business combination, the Company began completing the twelve (12) wells that were drilled but not yet completed when operations were shut down early in 2020. The Company also began running one (1) drilling rig at that time. The Company drilled and completed a salt-water disposal well near the center of our current northern acreage operating area and constructed a water disposal infrastructure system to dispose the water that we anticipate producing with the development drilling planned in 2021 and beyond. Also, in late December 2020, the Company entered into a Revolving Credit Facility with an initial borrowing base of $40 million; however, the Company elected to reduce the aggregate elected commitments to $20 million.  The Revolving Credit Facility was undrawn at year end. Associated with the Revolving Credit Facility, the Company is required to enter into commodity hedging instruments to protect against price fluctuations on a portion of its proved developed producing reserves commencing in the first quarter of 2021.

The Company's primary sources of short-term liquidity are (i) cash and cash equivalents, (ii) net cash provided by operating activities, (iii) borrowings from our Revolving Credit Facility, (iv) on an opportunistic basis, issuances of debt or equity securities and (v) other sources, such as sales of nonstrategic assets.

As of December 31, 2020, the Company had no outstanding borrowings and approximately $20 million available to borrow under its Revolving Credit Facility. The Company also had unrestricted cash on hand of $19.6 million as of December 31, 2020. In March 2021, the Company’s borrowing base and bank commitments under the Revolving Credit Facility were increased to $50 million, subject to finalization of customary documentation.

The Company's primary needs for cash are for (i) capital expenditures, (ii) acquisitions of oil and gas properties, (iii) payments of contractual obligations, and (iv) working capital obligations. Funding for these cash needs may be provided by any combination of the Company's sources of liquidity. Although the Company expects that its sources of funding will be adequate to fund its 2021 planned capital expenditures and provide adequate liquidity to fund other needs, no assurance can be given that such funding sources will be adequate to meet the Company's future needs.

2021 capital budget. In response to the uncertainty around the duration and overall impact to the Company caused by the COVID-19 pandemic, the Company has set its capital budget for 2021 at approximately $115 to $125 million for drilling, completion, facilities and equipping oil wells plus $20 to $25 million for field infrastructure buildout and other costs. HighPeak Energy expects to fund its forecasted capital expenditures with cash on its balance sheet, cash generated by operations and through borrowings under its Revolving Credit Facility. The Company's capital expenditures for the year ended December 31, 2020 were $118.8 million.

Capital resources. Cash flows from operating, investing and financing activities are summarized below (in thousands).

	Year Ended December 31, 2020
	Successor	Predecessors
	August 22, 2020 through December 31, 2020	January 1, 2020 through August 21, 2020	Year Ended December 31, 2019	Year to Year Change
Net cash provided by (used in) operating activities	$5,413	$(4,102)	$(772)	$2,080
Net cash used in investing activities	$(71,939)	$(67,886)	$(51,434)	$(97,930)
Net cash provided by financing activities	$84,135	$51,220	$74,023	$70,874

Operating activities. The increase in net cash flow provided by operating activities for the year ended December 31, 2020, compared with 2019, was primarily due to an increase in cash flow from the statement of operations related mostly to increased revenues associated with increased production volumes as a result of our successful horizontal drilling program. Partially offsetting this increase was a decrease in accounts payable and accrued liabilities primarily related the relatively high amount of accrued expenses related to the HighPeak business combination, an increase in accounts receivable from the increased oil and gas revenues related to increased production volumes in December 2020 versus 2019 and federal income taxes receivable.

Investing activities. The increase in net cash used in investing activities for the year ended December 31, 2020, compared with 2019, was primarily due to increases in additions to oil and gas properties as the Company began a development drilling program with two rigs in late-2019 and continued through March 2020 at which time it paused its development drilling program. The Company recommenced its development drilling program with one rig in September 2020. The Company also funded an extension payment of $15.0 million related to an acquisition in 2020 that was terminated and funded notes receivable to Pure of $7.5 million related to the HighPeak business combination. Partially offsetting these increases in cash used in investing activities was a decrease in the amount of acquisitions of oil and gas properties during the year ended December 31, 2020 compared with 2019.

Financing activities. The Company's significant financing activities are as follows:

•

2020: The Company (i) received $84.5 million from the aforementioned HighPeak business combination, net of issuance fees, (ii) received $54.0 million in capital contributions from its partners prior to the Closing of the aforementioned HighPeak business combination, (iii) made distributions to its partners totaling $2.8 million prior to the Closing of the aforementioned HighPeak business combination, and (iv) spent $405,000 on debt issuance costs related to closing its Revolving Credit Facility in December 2020.

•	2019: The Company’s Predecessors received $74.0 million in capital contributions from its partners.

Contractual obligations. The Company's contractual obligations include leases (primarily related to contracted drilling rigs, equipment and office facilities), capital funding obligations and other liabilities. Other joint owners in the properties operated by the Company could incur portions of the costs represented by these commitments.

Critical Accounting Estimates

The Company prepares its consolidated and combined financial statements for inclusion in this Annual Report in accordance with GAAP. See Note 2 of Notes to Consolidated and Combined Financial Statements included in "Item 8. Financial Statements and Supplementary Data" for additional information. The following is a discussion of the Company's most critical accounting estimates, judgments and uncertainties that are inherent in the Company's application of GAAP.

Asset retirement obligations. The Company has significant obligations to remove tangible equipment and facilities and to restore the land at the end of oil and gas production operations. The Company's removal and restoration obligations are primarily associated with plugging and abandoning wells. Estimating the future restoration and removal costs is difficult and requires management to make estimates and judgments because most of the removal obligations are many years in the future and contracts and regulations often have vague descriptions of what constitutes removal. Asset removal technologies and costs are constantly changing, as are regulatory, political, environmental, safety and public relations considerations.

Inherent in the present value calculation are numerous assumptions and judgments including the ultimate settlement amounts, credit-adjusted discount rates, timing of settlement and changes in the legal, regulatory, environmental and political environments. To the extent future revisions to these assumptions impact the present value of the existing asset retirement obligations, a corresponding adjustment is generally made to the oil and gas property or other property and equipment balance. See Note 7 of Notes to Consolidated and Combined Financial Statements included in "Item 8. Financial Statements and Supplementary Data" for additional information.

Successful efforts method of accounting. The Company utilizes the successful efforts method of accounting for oil and gas producing activities as opposed to the alternate acceptable full cost method. In general, the Company believes that net assets and net income are more conservatively measured under the successful efforts method of accounting for oil and gas producing activities than under the full cost method, particularly during periods of active exploration. The critical difference between the successful efforts method of accounting and the full cost method is that under the successful efforts method, exploratory dry holes and geological and geophysical exploration costs are charged against earnings during the periods in which they occur; whereas, under the full cost method of accounting, such costs and expenses are capitalized as assets, pooled with the costs of successful wells and charged against the earnings of future periods as a component of depletion expense.

Proved reserve estimates. Estimates of the Company's proved reserves included in this Annual Report are prepared in accordance with GAAP and SEC guidelines. The accuracy of a reserve estimate is a function of:

●	the quality and quantity of available data;
●	the interpretation of that data;
●	the accuracy of various mandated economic assumptions; and
●	the judgment of the persons preparing the estimate.

The Company's proved reserve information included in this Annual Report as of December 31, 2020 and 2019 was prepared by independent petroleum engineers. Because these estimates depend on many assumptions, all of which may substantially differ from future actual results, proved reserve estimates will be different from the quantities of oil and gas that are ultimately recovered. In addition, results of drilling, testing and production after the date of an estimate may justify material revisions, positively or negatively, to the estimate of proved reserves.

It should not be assumed that the Standardized Measure included in this Annual Report as of December 31, 2020 is the current market value of the Company's estimated proved reserves. In accordance with SEC requirements, the Company based the 2020 Standardized Measure on a twelve month average of commodity prices on the first day of each month in 2020 and prevailing costs on the date of the estimate. Actual future prices and costs may be materially higher or lower than the prices and costs utilized in the estimate. See "Items 1 and 2. Business and Properties" and Unaudited Supplementary Information included in "Item 8. Financial Statements and Supplementary Data" for additional information.

The Company's estimates of proved reserves materially impact depletion expense. If the estimates of proved reserves decline, the rate at which the Company records depletion expense will increase, reducing future net income. Such a decline may result from lower commodity prices, which may make it uneconomical to drill for and produce higher cost fields. In addition, a decline in proved reserve estimates may impact the outcome of the Company's assessment of its proved properties for impairment.

Impairment of proved oil and gas properties. The Company reviews its proved properties to be held and used whenever management determines that events or circumstances indicate that the recorded carrying value of the properties may not be recoverable. Management assesses whether or not an impairment provision is necessary based upon estimated future recoverable proved and risk-adjusted probable and possible reserves, Management's price outlooks, production and capital costs expected to be incurred to recover the reserves, discount rates commensurate with the nature of the properties and net cash flows that may be generated by the properties. Proved oil and gas properties are reviewed for impairment at the level at which depletion of proved properties is calculated. See Note 2 of Notes to Consolidated and Combined Financial Statements included in "Item 8. Financial Statements and Supplementary Data" for additional information.

Impairment of unproved oil and gas properties. At December 31, 2020, the Company carried unproved property costs of $152.7 million. Management assesses unproved oil and gas properties for impairment on a project-by-project basis. Management's impairment assessments include evaluating the results of exploration activities, Management's price outlooks and planned future sales or expiration of all or a portion of such projects.

Suspended wells. The Company suspends the costs of exploratory wells that discover hydrocarbons pending a final determination of the commercial potential of the discovery. The ultimate disposition of these well costs is dependent on the results of future drilling activity and development decisions. If the Company decides not to pursue additional appraisal activities or development of these fields, the costs of these wells will be charged to exploration and abandonment expense.

The Company does not carry the costs of drilling an exploratory well as an asset in its consolidated balance sheets following the completion of drilling unless both of the following conditions are met:

●	The well has found a sufficient quantity of reserves to justify its completion as a producing well; and
●	The Company is making sufficient progress assessing the reserves and the economic and operating viability of the project.

Due to the capital-intensive nature and the geographical location of certain projects, it may take an extended period of time to evaluate the future potential of an exploration project and economics associated with making a determination of its commercial viability. In these instances, the project's feasibility is not contingent upon price improvements or advances in technology, but rather the Company's ongoing efforts and expenditures related to accurately predicting the hydrocarbon recoverability based on well information, gaining access to other companies' production, transportation or processing facilities and/or getting partner approval to drill additional appraisal wells. These activities are ongoing and being pursued constantly. Consequently, the Company's assessment of suspended exploratory well costs is continuous until a decision can be made that the well has found sufficient quantities of proved reserves to sanction the project or is determined to be noncommercial and is impaired. See Note 5 of Notes to Consolidated and Combined Financial Statements included in "Item 8. Financial Statements and Supplementary Data" for additional information.

Deferred tax asset valuation allowances. The Company continually assesses both positive and negative evidence to determine whether it is more likely than not that its deferred tax assets will be realized prior to their expiration. HighPeak Energy monitors Company-specific, oil and gas industry and worldwide economic factors and based on that information, along with other data, reassesses the likelihood that the Company's net operating loss carryforwards and other deferred tax attributes in each jurisdiction will be utilized prior to their expiration. There can be no assurance that facts and circumstances will not materially change and require the Company to establish deferred tax asset valuation allowances in certain jurisdictions in a future period.

Litigation and environmental contingencies. The Company makes judgments and estimates in recording liabilities for ongoing litigation and environmental remediation. Actual costs can vary from such estimates for a variety of reasons. The costs to settle litigation can vary from estimates based on differing interpretations of laws and opinions and assessments on the amount of damages. Similarly, environmental remediation liabilities are subject to change because of changes in laws and regulations, developing information relating to the extent and nature of site contamination and improvements in technology. A liability is recorded for these types of contingencies if the Company determines the loss to be both probable and reasonably estimable. See Note 9 of Notes to Consolidated and Combined Financial Statements included in "Item 8. Financial Statements and Supplementary Data" for additional information.

Valuation of stock-based compensation. The Company calculates the fair value of stock-based compensation using various valuation methods. The valuation methods require the use of estimates to derive the inputs necessary to determine fair value. The Company utilizes (i) the Black-Scholes option pricing model to measure the fair value of stock options, and (ii) the closing stock price on the date of grant for the fair value of unrestricted stock awards. See Note 8 of Notes to Consolidated and Combined Financial Statements included in "Item 8. Financial Statements and Supplementary Data" for additional information.

Valuation of other assets and liabilities at fair value. The Company periodically measures and records certain assets and liabilities at fair value. The assets and liabilities the Company measures and records at fair value on a recurring basis include commodity derivative contracts and interest rate contracts. Other assets are not measured at fair value on an ongoing basis, but are subject to fair value adjustments in certain circumstances. The assets and liabilities the Company measures and records at fair value on a nonrecurring basis include inventories, proved and unproved oil and gas properties and other long-lived assets that are written down to fair value when they are determined to be impaired or held for sale. The Company also measures and discloses certain financial assets and liabilities at fair value, such as long-term debt. The valuation methods used by the Company to measure the fair values of these assets and liabilities may require considerable management judgment and estimates to derive the inputs necessary to determine fair value estimates, such as future prices, credit-adjusted risk-free rates and current volatility factors. See Note 4 of Notes to Consolidated and Combined Financial Statements included in "Item 8. Financial Statements and Supplementary Data" for additional information.

New Accounting Pronouncements

The effects of new accounting pronouncements are discussed in Note 2 of Notes to Consolidated and Combined Financial Statements included in “Item 8. Financial Statements and Supplementary Data – Note 2.”

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s major market risk exposure is the pricing it receives for its sales of oil, natural gas and NGL. Pricing for oil, natural gas and NGL has been volatile and unpredictable for several years, and HighPeak Energy expects this volatility to continue in the future.

During the period from January 1, 2018 through December 31, 2020, the calendar month average NYMEX WTI crude oil price per Bbl ranged from a low of $16.70 to a high of $70.76, and the last trading day NYMEX natural gas price per MMBtu ranged from a low of $1.50 to a high of $4.72. For the month of April 2020, the calendar month average NYMEX WTI crude oil price was $16.70 per Bbl and the last trading day NYMEX natural gas price was $1.63 per MMBtu. A $1.00 per barrel increase (decrease) in the weighted average oil price for the year ended December 31, 2020 would have increased (decreased) the Company’s revenues by approximately $646,000 on an annualized basis and a $0.10 per Mcf increase (decrease) in the weighted average natural gas price for the year ended December 31, 2020 would have increased (decreased) the Company’s revenues by approximately $20,000 on an annualized basis.

Due to this volatility, the Company may begin to use, commodity derivative instruments, such as collars, puts and swaps, to hedge price risk associated with a portion of anticipated production. These hedging instruments allow the Company to reduce, but not eliminate, the potential effects of the variability in cash flow from operations due to fluctuations in oil and natural gas prices and provide increased certainty of cash flows for its drilling program. These instruments provide only partial price protection against declines in oil and natural gas prices and may partially limit the Company’s potential gains from future increases in prices. The Company may enter into hedging arrangements to protect its capital expenditure budget and to protect its Revolving Credit Facility borrowing base. The Company does not enter into any commodity derivative instruments, including derivatives, for speculative or trading purposes.

Counterparty and Customer Credit Risk. The Company’s derivative contracts, if any, expose it to credit risk in the event of nonperformance by counterparties. It is anticipated that if the Company enters into any commodity contracts, the collateral for the outstanding borrowings under any Revolving Credit Facility the Company may enter into may be used as collateral for the Company’s commodity derivatives. The Company evaluates the credit standing of its counterparties as it deems appropriate. It is anticipated that any counterparties to HighPeak Energy’s derivative contracts would have investment grade ratings.

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

The average forward prices based on December 31, 2020 market quotes were as follows:

	Year Ending December 31 2021	Year Ending December 31, 2022
Average forward NYMEX oil price per Bbl	$48.34	$46.76
Average forward NYMEX gas price per MMBtu	$2.67	$2.58

The average forward purchase prices based on March 12, 2021 market quotes were as follows:

	Year Ending December 31, 2020	Year Ending December 31, 2021
Average forward NYMEX oil price per Bbl	$63.45	$57.87
Average forward NYMEX gas price per MMBtu	$2.76	$2.63

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

The Company entered into International Swap Dealers Association Master Agreements ("ISDA Agreements") with its derivative counterparties. The terms of the ISDA Agreements provide the Company and the counterparties with right of set off upon the occurrence of defined acts of default by either the Company or a counterparty to a derivative contract, whereby the party not in default may set off all derivative liabilities owed to the defaulting party against all derivative asset receivables from the defaulting party.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm	64

Consolidated Balance Sheets as of December 31, 2020 and 2019	65

Consolidated and Combined Statements of Operations for the Period from August 22, 2020 through December 31, 2020, January 1, 2020 through August 21, 2020 and the Year Ended December 31, 2019	66

Consolidated and Combined Statements of Changes in Partners' Capital for the Period from January 1, 2020 through August 21, 2020 and the Year Ended December 31, 2019	67

Consolidated Statement of Changes in Stockholders' Equity for the Period from August 22, 2020 through December 31, 2020	68

Consolidated and Combined Statements of Cash Flows for the Period from August 22, 2020 through December 31, 2020, January 1, 2020 through August 21, 2020 and the Year Ended December 31, 2019	69

Notes to Consolidated and Combined Financial Statements	70

Unaudited Supplementary Data	88

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of HighPeak Energy, Inc.

Opinion on the Consolidated and Combined Financial Statements

We have audited the accompanying consolidated balance sheets of HighPeak Energy, Inc. and its subsidiaries (the Company) as of December 31, 2020 (Successor Company) and 2019 (Predecessor Company), and the related consolidated statements of operations, stockholders’ equity, and cash flows for the period from August 22, 2020 through December 31, 2020 (Successor Company) and the consolidated statements of operations, partners’ capital, and cash flows for the period from January 1, 2020 through August 21, 2020 and for the year ended December 31, 2019 (Predecessor Company), and the related notes (collectively, the consolidated and combined financial statements).  In our opinion, the consolidated and combined financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for the period from August 22, 2020 through December 31, 2020 (Successor Company) and the period from January 1, 2020 through August 21, 2020 and for the year ended December 31, 2019 (Predecessor Company), in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provides a reasonable basis for our opinion.

/s/ WEAVER AND TIDWELL, L.L.P.

We have served as the Company's auditor since 2020.

Fort Worth, Texas

March 15, 2021

HighPeak Energy, Inc.

Consolidated Balance Sheets

	Successor	Predecessors
(in thousands, except share and per share amounts)	December 31, 2020	December 31, 2019
ASSETS
Current Assets:
Cash and cash equivalents	$19,552	$22,711
Accounts receivable	7,722	3,363
Subscription receivable	3,596	-
Prepaid expenses	2,254	25
Inventory	121	184
Deposits	50	61,550
Notes receivable	-	4,193
Total current assets	33,295	92,026
Oil and natural gas properties, using the successful efforts method of accounting:
Proved properties	367,372	178,835
Unproved properties	152,741	227,525
Accumulated depletion, depreciation and amortization	(17,477)	(1,566)
Total oil and natural gas properties, net	502,636	404,794
Other property and equipment, net	1,092	1,088
Other noncurrent assets	907	-
Total assets	$537,930	$497,908
LIABILITIES AND STOCKHOLDERS' EQUITY / PARTNERS' CAPITAL
Current liabilities:
Accounts payable - trade	$7,581	$11,118
Accrued liabilities	12,374	19,678
Other current liabilities	2,480	184
Total current liabilities	22,435	30,980
Noncurrent liabilities:
Deferred income taxes	38,898	-
Asset retirement obligations	2,293	2,212
Other	78	-
Commitments and contingencies (Note 9)
Stockholders' equity / partners' capital:
Partners' capital	-	458,970
Preferred stock, $0.0001 par value, 10,000,000 shares authorized, none issued and outstanding at December 31, 2020	-	-
Common stock, $0.0001 par value, 600,000,000 shares authorized, 91,967,565 shares issued and outstanding at December 31, 2020	9	-
Additional paid-in capital	581,426	-
Accumulated deficit	(107,209)	(5,746)
Total stockholders' equity / partners' capital	474,226	464,716
Total liabilities and stockholders' equity / partners' capital	$537,930	$497,908

The accompanying notes are an integral part of these condensed consolidated and combined financial statements.

HighPeak Energy, Inc.

Consolidated and Combined Statements of Operations

	Year Ended December 31, 2020
	Successor	Predecessors
(in thousands, except per share amounts)	August 22, 2020 through December 31, 2020	January 1, 2020 through August 21, 2020	Year Ended December 31, 2019
Operating Revenues:
Crude oil sales	$15,988	$8,069	$7,849
Natural gas and NGL sales	412	154	266
Total operating revenues	16,400	8,223	8,115
Operating Costs and Expenses:
Oil and natural gas production	2,653	4,870	3,372
Production and ad valorem taxes	886	566	449
Exploration and abandonments	5,032	4	2,850
Depletion, depreciation and amortization	9,877	6,385	4,269
Accretion of discount on asset retirement obligations	51	89	72
General and administrative	2,775	4,840	8,682
Stock based compensation	15,776	-	-
Total operating costs and expenses	37,050	16,754	19,694
Loss from operations	(20,650)	(8,531)	(11,579)
Interest income	6	-	-
Interest expense	(8)	-	-
Other expense	-	(76,503)	-
Loss before income taxes	(20,652)	(85,034)	(11,579)
Income tax benefit	(4,223)	-	-
Net loss	$(16,429)	$(85,034)	$(11,579)
Earnings per share:
Basic net loss	$(0.18)
Diluted net loss	$(0.18)

Weighted average shares outstanding:
Basic	91,629
Diluted	91,629

The accompanying notes are an integral part of these condensed consolidated and combined financial statements.

HighPeak Energy, Inc.

Consolidated and Combined Statements of Changes in Partners' Capital (Predecessors)

(in thousands)

From January 1, 2020 through August 21, 2020
	General Partner Capital	Limited Partners' Capital	Total Partners' Capital
Balance, December 31, 2019	$-	$464,716	$464,716
Cash capital contributions	-	54,000	54,000
Distribution to partners	-	(2,780)	(2,780)
Net loss	-	(85,034)	(85,034)
Balance, August 21, 2020	$-	$430,902	$430,902

Year Ended December 31, 2019
	General Partner Capital	Limited Partners' Capital	Total Partners' Capital
Balance, December 31, 2018	$-	$84,057	$84,057
Cash capital contributions	-	73,543	73,543
Noncash capital contributions	-	232,394	232,394
Step up in basis from contributions	-	86,301	86,301
Net loss	-	(11,579)	(11,579)
Balance, December 31, 2019	$-	$464,716	$464,716

The accompanying notes are an integral part of these condensed consolidated and combined financial statements.

HighPeak Energy, Inc.

Consolidated Statement of Changes in Stockholders' Equity

(in thousands)

From August 22, 2020 through December 31, 2020
	Shares Outstanding	Common Stock	Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Total Stockholders' Equity
Balance, August 21, 2020	-	$-	$-	$-	$-
HighPeak business combination with HPK LP	81,383	8	521,674	(90,780)	430,902
Conversion of Pure Common Stock	1,232	-	12,324	-	12,324
Forward Purchases	8,977	1	89,768	-	89,769
Offering costs (including costs incurred at Pure prior to HighPeak business combination)	-	-	(21,766)	-	(21,766)
Deferred income tax liability at HighPeak business combination	-	-	(39,946)	-	(39,946)
Exercise of warrants	313	-	3,596	-	3,596
Stock-based compensation costs:
Shares issued upon options being exercised	-	-	-	-	-
Compensation costs included in net loss	63	-	15,776	-	15,776
Net loss	-	-	-	(16,429)	(16,429)
Balance, December 31, 2020	91,968	$9	$581,426	$(107,209)	$474,226

The accompanying notes are an integral part of these condensed consolidated and combined financial statements.

HighPeak Energy, Inc.

Consolidated and Combined Statements of Cash Flows

	Year Ended December 31, 2020
	Successor	Predecessors
(in thousands)	August 22, 2020 through December 31, 2020	January 1, 2020 through August 21, 2020	Year Ended December 31, 2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(16,429)	$(85,034)	$(11,579)
Adjustments to reconcile net loss to net cash provided by (used in) operations:
Exploration and abandonment expense	4,854	4	2,850
Depletion, depreciation and amortization expense	9,877	6,385	4,269
Accretion expense	51	89	72
Stock based compensation expense	15,776	-	-
Amortization of debt issuance costs	4	-	-
Loss on terminated acquisition	-	76,500	-
Deferred income taxes	(1,047)	-	-
Changes in operating assets and liabilities:
Accounts receivable	(5,177)	844	70
Inventory and other current assets	(506)	(196)	(209)
Accounts payable and accrued liabilities	(1,990)	(2,694)	3,755
Net cash provided by (used in) operating activities	5,413	(4,102)	(772)
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to oil and natural gas properties	(64,947)	(49,364)	(60,998)
Changes in working capital associated with oil and natural gas property additions	(5,666)	7,348	24,682
Acquisitions of oil and natural gas properties	(1,181)	(3,338)	(10,918)
Issuance of notes receivable	-	(7,482)	(4,193)
Other property additions	(145)	(50)	(7)
Extension payment on acquisition	-	(15,000)	-
Net cash used in investing activities	(71,939)	(67,886)	(51,434)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from stock offering	92,554	-	-
Stock offering costs	(8,114)	-	-
Cash acquired from non-successors in HighPeak business combination	100	-	-
Debt issuance costs	(405)	-	-
Contributions from partners	-	54,000	74,023
Distributions to partners	-	(2,780)	-
Net cash provided by financing activities	84,135	51,220	74,023
Net increase (decrease) in cash and cash equivalents	17,609	(20,768)	21,817
Cash and cash equivalents, beginning of period	1,943	22,711	894
Cash and cash equivalents, end of period	$19,552	$1,943	$22,711

Supplemental disclosure of non-cash transactions:
Subscription receivable from exercise of warrants	$3,596	$-	$-
Noncash contributions from Limited Partners (see Note 9 for more detail)	-	-	232,394
Step up in basis of oil and gas properties	-	-	86,301
Additions (reductions) to asset retirement obligations	(142)	112	312
Stock offering costs of accounting acquiree	(13,652)	-	-

The accompanying notes are an integral part of these condensed consolidated and combined financial statements.

HIGHPEAK ENERGY, INC.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

December 31, 2020

NOTE 1. Organization and Nature of Operations

HighPeak Energy, Inc. ("HighPeak Energy" the "Company," or the “Successor”) is a Delaware corporation, initially formed in October 2019 as a wholly owned subsidiary of Pure Acquisition Corp (“Pure”), a Delaware corporation, formed in November 2017, which was a special purpose acquisition company for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination involving Pure and one or more businesses. See Note 10 regarding the business combination which resulted in the Company becoming the parent company and Pure to become a wholly owned subsidiary along with the businesses acquired.

HighPeak Energy’s common stock and warrants are listed and traded on the Nasdaq Global Market (the "Nasdaq") under the ticker symbols “HPK” and “HPKEW,” respectively. HighPeak Energy’s Contingent Value Rights (“CVRs”) are currently traded on the Over-The-Counter market, although the Company has applied for listing on the Nasdaq as well. The Company is an independent oil and gas exploration and production company that explores for, develops and produces oil, natural gas liquids and natural gas in the Permian Basin in West Texas.

NOTE 2. Basis of Presentation and Summary of Significant Accounting Policies

Presentation. The accompanying consolidated and combined financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). In the opinion of management, all adjustments, consisting of normal and recurring accruals considered necessary for a fair presentation, have been included. Certain prior period amounts have been reclassified to conform to the current presentation on the accompanying consolidated and combined financial statements. In connection with the preparation of the consolidated and combined financial statements, the Company evaluated subsequent events after the balance sheet date of December 31, 2020, through the date of this report.

The accompanying consolidated and combined statement of operations and the consolidated and combined statement of cash flows for the period from January 1, 2020 through August 21, 2020 are those of HPK Energy, LP, a Delaware limited partnership ("HPK LP") which is the predecessor to HighPeak Energy prior to the HighPeak business combination between the Company, Pure and HPK LP that closed on August 21, 2020 (the “HighPeak business combination”). The accompanying consolidated and combined statement of operations and consolidated and combined statement of cash flows for the year ended December 31, 2019 are those of HighPeak Energy, LP, a Delaware limited partnership ("HighPeak I") which is the predecessor to HPK LP prior to the HPK LP business combination that closed on October 1, 2019 (the “HPK LP business combination”) and those of HPK LP from October 1, 2019 through December 31, 2019. HPK LP and HighPeak I are individually and collectively referred to as the "Predecessors" herein. However, if we refer to the "Company" for a date or activity prior to August 21, 2020, we are also referring to the Predecessors. See Note 10 for further information regarding the two aforementioned business combinations. The following table details the year ended December 31, 2019 and its components of individual line items and how they were combined for presentation on the face of the accompanying financial statements.

	Predecessors for the Year Ended December 31, 2019
(in thousands)	HPK LP from August 28, 2019 (Inception) through December 31, 2019	HighPeak I for the Year Ended December 31, 2019	Eliminations	Combined Year Ended December 31, 2019
Operating Revenues:
Crude oil sales	$3,695	$4,154		$7,849
Natural gas and NGL sales	163	103		266
Total operating revenues	3,858	4,257		8,115
Operating Costs and Expenses:
Oil and natural gas production	1,578	1,794		3,372
Production and ad valorem taxes	188	261		449
Exploration and abandonments	33	2,817		2,850
Depletion, depreciation and amortization	1,612	2,657		4,269
Accretion of discount on asset retirement obligations	34	38		72
General and administrative	6,159	2,523		8,682
Total operating costs and expenses	9,604	10,090		19,694
Loss from operations	(5,746)	(5,833)		(11,579)
Equity in losses of affiliate	-	(3,175)	3,175	-
Net loss	$(5,746)	$(9,008)	$3,175	$(11,579)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(5,746)	$(9,008)	$3,175	$(11,579)
Adjustments to reconcile net loss to net cash provided by (used in) operations:
Exploration and abandonment expense	33	2,817	-	2,850
Depletion, depreciation and amortization expense	1,612	2,657	-	4,269
Accretion expense	34	38	-	72
Equity in loss off affiliate	-	3,175	(3,175)	-
Changes in operating assets and liabilities:
Accounts receivable	(1,355)	1,425	-	70
Inventory and other current assets	(88)	(121)	-	(209)
Accounts payable and accrued liabilities	3,010	745	-	3,755
Net cash provided by (used in) operating activities	(2,500)	1,728	-	(772)
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to oil and natural gas properties	(45,318)	(15,687)	-	(61,005)
Changes in working capital associated with oil and natural gas property additions	19,097	5,585	-	24,682
Acquisitions of oil and natural gas properties	(2,456)	(8,462)	-	(10,918)
Investment in affiliate	-	(7,796)	7,796	-
Issuance of notes receivable	(4,193)	-	-	(4,193)
Net cash used in investing activities	(32,870)	(26,360)	7,796	(51,434)
CASH FLOWS FROM FINANCING ACTIVITIES:
Contributions from partners	58,081	23,738	(7,796)	74,023
Net cash provided by financing activities	58,081	23,738	(7,796)	74,023
Net increase (decrease) in cash and cash equivalents	22,711	(894)	-	21,817
Cash and cash equivalents, beginning of period	-	894	-	894
Cash and cash equivalents, end of period	$22,711	$-	$-	$22,711

See Note 10 for information regarding the HighPeak business combination and the HPK LP business combination and how they were accounted for in the accompanying financial statements.

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

Use of estimates in the preparation of financial statements. Preparation of the Company's consolidated and combined financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Depletion of oil and gas properties and evaluations for impairment of proved and unproved oil and gas properties, in part, is determined using estimates of proved, probable and possible oil and gas reserves. There are numerous uncertainties inherent in the estimation of quantities of proved, probable and possible reserves and in the projection of future rates of production and the timing of development expenditures. Similarly, evaluations for impairment of proved and unproved oil and natural gas properties are subject to numerous uncertainties including, among others, estimates of future recoverable reserves, commodity price outlooks and future undiscounted and discounted net cash flows. Other items subject to such estimates and assumptions include, but are not limited to, the carrying value of oil and natural gas properties, asset retirement obligations, equity-based compensation and estimates of income taxes. Actual results could differ from the estimates and assumptions utilized.

Cash and cash equivalents. The Company’s cash and cash equivalents include depository accounts held by banks with original issuance maturities of 90 days or less.  The Company’s cash and cash equivalents are generally held in financial institutions in amounts that may exceed the insurance limits of the Federal Deposit Insurance Corporation.  However, management believes that the Company’s counterparty risks are minimal based on the reputation and history of the institutions selected.

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

As of December 31, 2020 and 2019, the Company’s accounts receivables primarily consist of amounts due from the sale of crude oil, natural gas and natural gas liquids of $4.2 million and $2.9 million, respectively, and are based on estimates of sales volumes and realized prices the Company anticipates it will receive, a current U.S. federal income tax receivable of $3.2 million and zero, respectively, related to U.S. federal income taxes paid prior to the HighPeak business combination that will be received by carrying back and utilizing the net operating losses generated from August 22, 2020 through December 31, 2020, and joint interest receivables of $345,000 and $440,000, respectively. The Company routinely reviews outstanding balances and establishes allowances for bad debts equal to the estimable portions of accounts receivable for which failure to collect is considered probable. As of December 31, 2020 and 2019, the Company had no allowance for doubtful accounts recorded.

Subscription receivable.  In accordance with the Financial Accounting Standards Board ("FASB") Accounting Standards Codification (“ASC”) 505-10-45-2, “Receivables for Issuance of Equity,” the Company recorded a subscription receivable as of December 31, 2020 related to the exercise of warrants prior to December 31, 2020 as the cash was collected before the financial statements are issued or available to be issued.  Prior to December 31, 2020, 312,711 warrants were exercised for cash proceeds of $3.6 million.  Due to the timing of the exercises, the shares underlying the warrants were issued in December 2020 and the proceeds were received subsequent to December 31, 2020.  The outstanding proceeds were recorded as a subscription receivable in the accompanying balance sheets as of December 31, 2020.

Notes receivable. Pursuant to an agreement between HPK LP and Pure, whereby Pure obtained extensions to complete its initial business combination to August 21, 2020, HPK LP made loans to Pure totaling $11.7 million and $4.2 million as of August 21, 2020 and December 31, 2019, respectively. The Company routinely reviews outstanding balances and establishes allowances for bad debts equal to the estimable portions of notes receivable for which failure to collect is considered probable. As of December 31, 2019, the Company had no allowance for doubtful accounts recorded. See additional information regarding Pure and the notes receivable cancellations in relations to the HighPeak business combination in Note 10.

Deposits. During 2019, HPK LP paid $61.5 million to Grenadier Energy Partners II, LLC (“Grenadier”) as a non-refundable deposit for an acquisition (the “Grenadier Acquisition”) and an additional $15.0 million extension payment was paid in 2020 that was to be accounted for as additional consideration for the Grenadier Acquisition upon closing. The Grenadier Acquisition was terminated in April 2020 and the $76.5 million in deposits and extension payments were charged to expense. In addition, the Company has paid the Texas Railroad Commission $50,000 in lieu of a plugging bond as statutorily required.

Inventory. Inventory is comprised primarily of oil and gas drilling or repair items such as tubing, casing, proppant used to fracture-stimulate oil and gas wells, water, chemicals, operating supplies and ordinary maintenance materials and parts. The materials and supplies inventory is primarily acquired for use in future drilling operations or repair operations and is carried at the lower of cost or net realizable value, on a weighted average cost basis. Valuation allowances for materials and supplies inventories are recorded as reductions to the carrying values of the materials and supplies inventories in the Company’s condensed consolidated balance sheet and as charges to other expense in the condensed consolidated statements of operations. The Company’s materials and supplies inventory as of December 31, 2020 and 2019 is $120,000 and $184,000, respectively, and the Company has not recognized any valuation allowance to date.

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

The capitalized costs of proved properties are depleted using the unit-of-production method based on proved reserves for leasehold costs and proved reserves for drilling, completion and other oil and natural gas property costs. Costs of unproved leasehold costs are excluded from depletion until proved reserves are established or, if unsuccessful, impairment is determined.

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

Unproved oil and gas properties are periodically assessed for impairment on a project-by-project basis. These impairment assessments are affected by the results of exploration activities, commodity price outlooks, planned future sales or expirations of all or a portion of such projects. If the estimated future net cash flows attributable to such projects are not expected to be sufficient to fully recover the costs invested in each project, the Company will recognize an impairment charge at that time. During the period from August 22, 2020 to December 31, 2020, the Company recognized an impairment of $4.8 million related to various leasehold costs that the Company was not successful in obtaining extensions on that is included in exploration and abandonment expenses in the accompanying consolidated and combined financial statements.

Other property and equipment, net. Other property and equipment is recorded at cost. The carrying values of other property and equipment, net of accumulated depreciation of $237,000 and $46,000 as of December 31, 2020 and 2019, respectively, are as follows:

	Successor	Predecessors
	December 31, 2020	December 31, 2019
	(in thousands)
Land	$725	$580
Information technology	292	459
Transportation equipment	41	-
Leasehold improvements	24	37
Field equipment	10	12
Total other property and equipment, net	$1,092	$1,088

Other property and equipment is depreciated over its estimated useful life on a straight-line basis. Land is not depreciated. Information technology is generally depreciated over three years, transportation equipment is generally depreciated over five years and field equipment is generally depreciated over seven years. Leasehold improvements are amortized over the lesser of their estimated useful lives or the underlying terms of the associated leases.

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

Debt issuance costs. In December 2020, the Company paid $405,000 in debt issuance costs related to its new revolving credit facility. Amortization of $4,000 based on the straight-line method over the term of the credit facility which approximates the interest rate method was recognized in 2020 and included in interest expense on the accompanying statement of operations. As of December 31, 2020, the net debt issuance costs are included in noncurrent assets on the accompanying consolidated balance sheet due to the fact that the credit facility was undrawn at the time. In the future, these net costs will be included with long-term debt, if any, in accordance with GAAP. See Note 6 for additional information regarding the Company’s new revolving credit facility.

Leases. The Company enters into leases for drilling rigs, storage tanks, equipment and buildings and recognizes lease expense on a straight-line basis over the lease term. Lease right-of-use assets and liabilities are initially recorded on the lease commencement date based on the present value of lease payments over the lease term. As most of the Company’s lease contracts do not provide an implicit discount rate, the Company uses its incremental borrowing rate, which is determined based on information available at the commencement date of a lease. Leases may include renewal, purchase or termination options that can extend or shorten the term of a lease. The exercise of those options is at the Company’s sole discretion and is evaluated at inception and throughout the contract to determine if a modification of the lease term is required. Leases with an initial term of 12 months or less are not recorded as lease right-of-use assets and liability. See Note 9 for additional information.

Accounts payable and accrued liabilities. Accounts payable and accrued liabilities as of December 31, 2020 and 2019 totaled approximately $22.4 million and $31.0 million, respectively, including trade accounts payable, revenues payable and accruals for capital expenditures, operating and general and administrative expenses, operating leases and other miscellaneous items.

Asset retirement obligations. The Company records a liability for the fair value of an asset retirement obligation in the period in which the associated asset is acquired or placed into service, if a reasonable estimate of fair value can be made. Asset retirement obligations are generally capitalized as part of the carrying value of the long-lived asset to which it relates. Conditional asset retirement obligations meet the definition of liabilities and are recorded when incurred and when fair value can be reasonably estimated. See Note 7 for additional information.

Revenue recognition. The Company follows FASB ASC 606, “Revenue from Contracts with Customers,” (“ASC 606”) whereby the Company recognizes revenues from the sales of oil and natural gas to its purchasers and presents them disaggregated on the Company’s condensed consolidated and combined statements of operations.

The Company enters into contracts with purchasers to sell its oil and natural gas production. Revenue on these contracts is recognized in accordance with the five-step revenue recognition model prescribed in ASC 606. Specifically, revenue is recognized when the Company’s performance obligations under these contracts are satisfied, which generally occurs with the transfer of control of the oil and natural gas to the purchaser. Control is generally considered transferred when the following criteria are met: (i) transfer of physical custody, (ii) transfer of title, (iii) transfer of risk of loss and (iv) relinquishment of any repurchase rights or other similar rights. Given the nature of the products sold, revenue is recognized at a point in time based on the amount of consideration the Company expects to receive in accordance with the price specified in the contract. Consideration under the oil and natural gas marketing contracts is typically received from the purchaser one to two months after production. At December 31, 2020 and 2019, the Company had receivables related to contracts with purchasers of approximately $4.2 million and $2.9 million, respectively.

Oil Contracts. The Company’s oil marketing contracts transfer physical custody and title at or near the wellhead, which is generally when control of the oil has been transferred to the purchaser. The oil produced is sold under contracts using market-based pricing which is then adjusted for the differentials based upon delivery location and oil quality. Since the differentials are incurred after the transfer of control of the oil, the differentials are included in oil sales on the consolidated and combined statements of operations as they represent part of the transaction price of the contract.

Natural Gas Contracts. The majority of the Company’s natural gas is sold at the lease location, which is generally when control of the natural gas has been transferred to the purchaser. The natural gas is sold under (i) percentage of proceeds processing contracts or (ii) a hybrid of percentage of proceeds and fee-based contracts. Under the majority of the Company’s contracts, the purchaser gathers the natural gas in the field where it is produced and transports it to natural gas processing plants where natural gas liquid products are extracted. The natural gas liquid products and remaining residue gas are then sold by the purchaser. Under percentage of proceeds and hybrid percentage of proceeds and fee-based contracts, the Company receives a percentage of the value for the extracted liquids and the residue gas. Since control of the natural gas transfers upstream of the transportation and processing activities, revenue is recognized as the net amount received from the purchaser.

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

The Company reviews its deferred tax assets for recoverability and establishes a valuation allowance based on projected future taxable income, applicable tax strategies and the expected timing of the reversals of existing temporary differences. A valuation allowance is provided when it is more likely than not (likelihood of greater than 50 percent) that some portion or all the deferred tax assets will not be realized. The Company has not established a valuation allowance as of December 31, 2020.

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

Stock-based compensation for HighPeak Energy common stock issued to directors with no restrictions thereon, as was the case with the 62,500 shares issued in November 2020 to the non-management directors, is measured at the grant date using the fair value of the award and is recorded as stock-based compensation in the accompanying financial statements immediately. If restricted stock is awarded to employees or directors in the future, as the case may be, stock-based compensation will be recognized on a straight-line basis over the requisite service period of the respective award.

Segments. Based on the Company’s organizational structure, the Company has one operating segment, which is oil and natural gas development, exploration and production. In addition, the Company has a single, company-wide management team that allocates capital resources to maximize profitability and measures financial performance as a single enterprise.

Impact of the COVID-19 Pandemic. A novel strain of the coronavirus disease 2019 ("COVID-19") surfaced in late 2019 and spread around the world, including to the United States. In March 2020, the World Health Organization declared COVID-19 a pandemic, and the President of the United States declared the COVID-19 outbreak a national emergency. The COVID-19 pandemic significantly affected the global economy, disrupted global supply chains and created significant volatility in the financial markets. In addition, the COVID-19 pandemic resulted in travel restrictions, business closures and other restrictions that have disrupted the demand for oil throughout the world and when combined with pressures on the global supply-demand balance for oil and related products, resulted in significant volatility in oil prices beginning late February 2020. The length of this demand disruption is unknown, and there is significant uncertainty regarding the long-term impact of the effects of the COVID-19 pandemic to global oil demand, which negatively impacted the Company's results of operations and led to a significant reduction in the Company's 2020 capital activities.

Adoption of new accounting standards. In February 2016, the FASB issued Accounting Standards Update ("ASU") 2016-02, "Leases (Topic 842)" ("ASC 842"), which supersedes the lease recognition requirements in ASC 840, "Leases" ("ASC 840"), and requires lessees to recognize lease assets and lease liabilities for those leases previously classified as operating leases. The Company adopted ASC 842 as of August 22, 2020 using the modified retrospective transition method. The Company elected to apply the transition guidance under ASU 2018-11, "Leases (Topic 842) Targeted Improvements," in which ASC 842 is applied at the adoption date, while the comparative periods will continue to be reported in accordance with historic accounting under ASC 840. This standard does not apply to leases to explore for or use minerals, oil or natural gas resources, including the right to explore for those natural resources and rights to use the land in which those natural resources are contained.

ASC 842 allowed for the election of certain practical expedients at adoption to ease the burden of implementation. At implementation, the Company elected to (i) maintain the historical lease classification for leases prior to August 22, 2020, (ii) maintain the historical accounting treatment for land easements that existed at adoption, (iii) use historical practices in assessing the lease term of existing contracts at adoption, (iv) combine lease and non-lease components of a contract as a single lease and (v) not record short-term leases in the consolidated balance sheet, all in accordance with ASC 842.

The adoption of ASC 842 did not have a material impact on the consolidated statements of operations and had no impact on the Company's cash flows. The Company did not record a change to its opening retained earnings as of August 22, 2020, as there was no material change to the timing or pattern of recognition of lease costs due to the adoption of ASC 842.

New accounting pronouncements. In June 2016, the FASB issued ASU 2016-13, "Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments" ("ASU 2016-13"). ASU 2016-13 replaces the incurred loss impairment model with an expected credit loss impairment model for financial instruments, including trade receivables. The amendment requires entities to consider forward-looking information to estimate expected credit losses, resulting in earlier recognition of losses for receivables that are current or not yet due, which were not considered under the previous accounting guidance. The Company has evaluated the ASU 2016-03 and does not believe its adoption will have a material impact on the Company’s consolidated financial statements.

In December 2019, the FASB issued ASU 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes” (“ASU 2019-12”).  The amendments in this update remove certain exceptions of Topic 740 including: exception to the incremental approach for intraperiod tax allocation when there is a loss from continuing operations and income or gain from other items; exception to the requirement to recognize a deferred tax liability for equity method investments when a foreign subsidiary becomes an equity method investment; exception to the ability not to recognize a deferred tax liability for a foreign subsidiary when a foreign equity method investment becomes a subsidiary; exception to the general methodology for calculating income taxes in an interim period when a year-to-date loss exceeds the anticipated loss for the year.  There are also additional areas of guidance in regards to franchise and other taxes partially based on income and the interim recognition of enactment of tax laws and rate changes. The provisions of this ASU are effective for years beginning after December 15, 2020.

In March 2020, the FASB issued ASU 2020-04, “Reference Rate Reform (ASC 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting” (“ASU 2020-04”).  This ASU provides temporary optional expedients and exceptions to GAAP guidance on contract modifications and hedge accounting to ease the financial reporting burdens of the expected market transition from LIBOR and other interbank offered rates to alternative reference rates, such as the SOFR.  Entities can elect not to apply certain modification accounting requirements to contracts affected by reference rate reform if certain criteria are met.  An entity that makes this election would not have to remeasure the contracts at the modification rate date or reassess a previous accounting determination.  Entities can also elect various optional expedients that would allow them to continue applying hedge accounting relationships affected by reference rate reform if certain criteria are met.

In January 2021, the FASB issued ASU 2021-01, “Reference Rate Reform (Topic 848): Scope” (“ASU 2021-01”).  This ASU clarifies that all derivative instruments affected by changes to the interest rates used for discounting, margining or contract price alignment (“The Discounting Transition”) are in the scope of ASC 848 and therefore qualify for the available temporary optional expedients and exceptions.  As such, entities that employ derivatives that are the designated hedged item in a hedge relationship where perfect effectiveness is assumed can continue to apply hedge accounting without de-designating the hedging relationship to the extent such derivatives are impacted by the Discounting Transition.

The Company has evaluated recently issued, but not yet adopted, accounting pronouncements and does not believe they would have a material effect on the Company’s condensed consolidated and combined financial statements.

NOTE 3. Acquisitions

During the period from August 22, 2020 to December 31, 2020 and the period from January 1, 2020 to August 21, 2020, the Company spent a total of $1.2 million and $3.3 million, respectively, to acquire primarily undeveloped acreage, three vertical producing properties and two salt-water disposal wells in and around the Company’s existing properties for future exploration activities in the Midland Basin.

Grenadier Acquisition. In June 2019, HighPeak Energy Assets II, LLC (“HighPeak Assets II”) signed a purchase and sale agreement with Grenadier to acquire substantially all the oil and gas assets of Grenadier, effective June 1, 2019, subject to certain customary closing adjustments for a total purchase price of $615.0 million. Since HighPeak Assets II was contributed to the Predecessors in the HPK LP business combination discussed in Note 10, this purchase and sale agreement became part of the Predecessors effective October 1, 2019. The Grenadier Acquisition was originally scheduled to close no later than October 2019 but was extended twice to May 2020. In consideration for the initial extension, HPK LP: (i) released the then existing $30.75 million deposit from escrow and (ii) paid directly to Grenadier an additional $30.75 million and (iii) agreed to treat the collective sum as a nonrefundable deposit to Grenadier. In consideration for the second extension, HPK LP agreed to pay Grenadier an additional $15.0 million that was also nonrefundable but, unlike the $61.5 million deposit, was not to be credited toward the purchase price. The Grenadier Acquisition was terminated in April 2020 and was not consummated and therefore a charge to expense of $76.5 million was recognized.

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

The Company did not have any assets or liabilities that are measured at fair value on a recurring basis as of December 31, 2020 or 2019.

Assets and liabilities measured at fair value on a nonrecurring basis. Certain assets and liabilities are measured at fair value on a nonrecurring basis. These assets and liabilities are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances. Specifically, (i) stock-based compensation is measured at fair value on the date of grant based on Level 2 inputs based upon market data, (ii) the oil and gas properties of HighPeak Assets II that were contributed to one of the Predecessors discussed further and in more detail in Note 10 were measured at current estimated fair value using Level 3 inputs based upon market conditions in the area, and (iii) the estimates and fair value measurements used for the evaluation of proved property for potential impairment using Level 3 inputs based upon market conditions in the area. The Company assesses the recoverability of the carrying amount of certain assets and liabilities whenever events or changes in circumstances indicate the carrying amount of an asset or liability may not be recoverable. These assets and liabilities can include inventories, proved and unproved oil and gas properties and other long-lived assets that are written down to fair value when they are impaired or held for sale. The Company did not record any impairments to proved or unproved oil and gas properties for the periods presented in the accompanying condensed consolidated and combined financial statements.

The Company has other financial instruments consisting primarily of cash equivalents, accounts receivable, accounts payable, long-term debt and other current assets and liabilities that approximate fair value due to the nature of the instrument and their relatively short maturities.

Concentrations of credit risk. As of December 31, 2020 and 2019, management concluded there are no concentrations of credit risk, based on the nature of the assets held by the Company.

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

Due to the decrease in management's commodity price outlooks ("Management's Price Outlooks"), the Company performed an impairment assessment of its proved oil and gas properties as of December 31, 2020 and determined that its proved oil and gas properties were not impaired. The primary factors that may affect estimates of future cash flows for the Company's proved oil and gas properties are (i) future reserve adjustments, both positive and negative, to proved reserves and risk-adjusted probable and possible reserves, (ii) results of future drilling activities, (iii) management's price outlooks and (iv) increases or decreases in production and capital costs.

There is significant uncertainty surrounding the long-term impact to global oil demand due to the effects of the COVID-19 pandemic. These conditions negatively impacted the Company's 2020 capital activities and production levels. It is reasonably possible that the carrying value of the Company's proved oil and gas properties could exceed their estimated fair value resulting in the need to impair their carrying values in the future. If incurred, an impairment of the Company's proved oil and gas properties could have a material adverse effect on the Company's financial condition and results of operations.

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

The changes in capitalized exploratory well costs are as follows (in thousands):

	Year Ended December 31, 2020
	Successor	Predecessors
	August 22, through December 31, 2020	January 1, through August 21, 2020	Year Ended December 31, 2019

Beginning capitalized exploratory well costs	$41,524	$11,427	$-
Additions to exploratory well costs pending the determination of proved reserves	53,462	48,169	58,435
Reclassification due to determination of proved reserves	(62,394)	(18,072)	(47,008)
Exploratory well costs charged to exploration and abandonment expense	-	-	-
Ending capitalized exploratory well costs	$32,592	$41,524	$11,427

All capitalized exploratory well costs have been capitalized for less than one year based on the date of drilling.

Note 6. Long-Term Debt

Revolving Credit Facility. In December 2020, the Company entered into a revolving credit facility with Fifth Third Bank, National Association (“Fifth Third”) as the administrative agent and sole lender (“Revolving Credit Facility”) that matures on June 17, 2024. The Revolving Credit Facility has an initial borrowing base of $40 million. The Company elected to reduce the aggregate elected commitments under the Revolving Credit Facility to $20 million. The borrowing capacity under the Revolving Credit Facility is equal to the lowest of (i) the borrowing base (which currently stands at $40.0 million), (ii) the aggregate elected commitments (which currently stand at $20.0 million) and (iii) $500.0 million. As of December 31, 2020, the Company had no outstanding borrowings under the Revolving Credit Facility. Borrowings under the Revolving Credit Facility bear interest, at the option of the Company, based on (a) a rate per annum equal to the higher of (i) the prime rate announced from time to time by Fifth Third, (ii) the weighted average of the rates on overnight federal funds transactions with members of the Federal Reserve System during the last preceding business day plus 0.5 percent or (iii) the Adjusted LIBOR Rate, plus a margin (the “Applicable Margin”), which is currently 3.25 percent and is also determined by the Borrowing Base Utilization Percentage as defined in the Revolving Credit Facility. Letters of credit outstanding under the Revolving Credit Facility are subject to a per annum fee, representing the Applicable Margin plus 0.125 percent. The Company also pays commitment fees on undrawn amounts under the Revolving Credit Facility equal to 0.50 percent. Borrowings under the Revolving Credit Facility are secured by a first lien security interest on substantially all assets of the Company and its restricted subsidiaries, including mortgages on the Company’s and its restricted subsidiaries’ oil and gas properties.  The Revolving Credit Facility is scheduled to have the borrowing base redetermined semiannually in April and October. Additionally, the Company and Fifth Third each have the option for a wild card evaluation between redeterminations.

The Revolving Credit Facility requires the maintenance of a ratio of total debt to EBITDAX, subject to certain adjustments, not to exceed 3.00 to 1.00 as of the last day of any fiscal quarter (commencing with the fiscal quarter ending March 31, 2021) and a current ratio, subject to certain adjustments of at least 1.00 to 1.00 as of the last day of any fiscal quarter (commencing with the fiscal quarter ending March 31, 2021).

The Company has limited equity cure rights for a breach of the above-listed financial covenants. Additionally, the Revolving Credit Agreement contains additional restrictive covenants that limit the ability of the Company and its restricted subsidiaries to, among other things, incur additional indebtedness, incur additional liens, make investments and loans, enter into mergers and acquisitions, make or declare dividends and other payments, enter into certain hedging transactions, sell assets and engage in transactions with affiliates. The Revolving Credit Facility contains customary mandatory prepayments, including a monthly mandatory prepayment if the Consolidated Cash Balance (as defined in the Revolving Credit Agreement) is in excess of $20.0 million. In addition, the Revolving Credit Agreement is subject to customary events of default, including a change in control. If an event of default occurs and is continuing, the administrative agent or the majority may accelerate any amounts outstanding and terminate lender commitments.

Note 7. Asset Retirement Obligations

The Company’s asset retirement obligations primarily relate to the future plugging and abandonment of wells and related facilities. Market risk premiums associated with asset retirement obligations are estimated to represent a component of the Company’s credit-adjusted risk-free rate that is utilized in the calculations of asset retirement obligations.

Asset retirement obligations activity is as follows (in thousands):

	Year Ended December 31, 2020
	Successor	Predecessors
	August 22, 2020 through December 31, 2020	January 1, 2020 through August 21, 2020	Year Ended December 31, 2019
Beginning asset retirement obligations	$2,398	$2,212	$520
Liabilities incurred from new wells	84	97	1,511
Liabilities settled upon plugging and abandoning wells	(29)	-	(51)
Revision of estimates (a)	(211)	-	160
Accretion of discount	51	89	72
Ending asset retirement obligations	$2,293	$2,398	$2,212

(a) The revisions to the Company’s asset retirement obligation estimates are primarily due to changes in estimated costs based on experience with the properties.

As of December 31, 2020 and 2019, all asset retirement obligations are considered noncurrent and classified as such in the accompanying consolidated balance sheet.

NOTE 8. Incentive Plans

401(k) Plan. The HighPeak Energy Employees, Inc 401(k) Plan (the “401(k) Plan”) is a defined contribution plan established under Section 401 of the Internal Revenue Code of 1986, as amended (the "Code"). As of October 1, 2020, all regular full-time and part-time employees of the Company are eligible to participate in the 401(k) Plan after three continuous months of employment with the Company. Participants may contribute up to 80 percent of their annual base salary into the 401(k) Plan. Matching contributions are made to the 401(k) Plan in cash by the Company in amounts equal to 100 percent of a participant’s contributions to the 401(k) Plan that are not in excess of four percent of the participant’s annual base salary (the “Matching Contribution”). Each participant’s account is credited with the participant’s contributions, Matching Contributions and allocations of the 401(k) Plan’s earnings. Participants are fully vested in their account balances at their eligibility date. During the period from August 24, 2020 through December 31, 2020, the Company contributed $49,000 to the 401(k) Plan.

Long-Term Incentive Plan. The Company’s 2020 Long-Term Incentive Plan (“LTIP”) provides for the granting of stock awards, stock options, dividend equivalents and substitute awards to directors, officers and employees of the Company. The number of shares available for grant pursuant to awards under the LTIP are as follows:

December 31, 2020
Approved and authorized awards	11,907,006
Awards granted under plan	(9,767,995)
Awards available for future grant	2,139,011

Stock Options. Stock options were granted to employees on August 24, 2020. Stock-based compensation expense related to stock options for the period from August 22, 2020 to December 31, 2020 for the Company was $15.5 million, and as of December 31, 2020 there was $3.8 million of unrecognized stock-based compensation expense related to unvested stock-based compensation awards. The unrecognized compensation expense will be recognized on a straight-line basis over the remaining vesting periods of the awards, which is a period of less than two years.

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

	Stock Options	Exercise Price	Remaining Term in Years	Intrinsic Value (in thousands)
Outstanding at August 22, 2020	-
Awards granted	9,705,495	$10.00
Awards forfeited	-
Exercised	-
Outstanding at December 31, 2020	9,705,495	$10.00	9.7	$57,942

Vested at December 31, 2020	7,204,163	$10.00	9.7	$43,009
Exercisable at December 31, 2020	7,204,163	$10.00	9.7	$43,009

Stock Issued to Directors. Stock was issued to the outside directors of the Company in November 2020 in the amount of 12,500 shares each totaling 62,500 shares in total. There were no restrictions of these shares. Therefore stock-based compensation expense was recognized immediately upon the issuance of these shares in the amount of $302,000 which was based upon the closing price of the stock on the date the stock issuance was approved by the board of directors of the Company.

NOTE 9. Commitments and Contingencies

Leases. The Company adopted ASC Topic 842, “Leases” electing the transition method which permits entities to change the date of initial application to the beginning of the year of adoption and to recognize the effects of applying the new standard as a cumulative-effect adjustment to the opening balance of retained earnings. The Company elected this transition approach, however the cumulative impact of adoption in the opening balance of retained earnings as of January 1, 2020 was zero. Therefore, as of December 31, 2020 the Company had operating right-of-use assets totaling $506,000 included in other noncurrent assets and operating lease liabilities totaling $508,000, $430,000 of which is included in other current liabilities and $78,000 is included in other noncurrent liabilities on the accompanying consolidated balance sheet. The Company does not currently have any finance right-of-use leases. Maturities of the operating lease obligations are as follows (in thousands):

Successor
December 31, 2020
2021	$439
2022	79
Total lease payments	518
Less present value discount	(10)
Present value of lease liabilities	$508

Legal actions. From time to time, the Company may be a party to various proceedings and claims incidental to its business. While many of these matters involve inherent uncertainty, the Company believes that the amount of the liability, if any, ultimately incurred with respect to these proceedings and claims will not have a material adverse effect on the Company's consolidated financial position as a whole or on its liquidity, capital resources or future annual results of operations. The Company records reserves for contingencies when information available indicates that a loss is probable, and the amount of the loss can be reasonably estimated.

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

Salt-Water Disposal Commitments. The Company has committed to deliver a total of 5.5 MMBbl of produced water for disposal with two different third-party salt-water disposal companies, including 2.5 MMBbl between September 30, 2020 and September 30, 2021 and 3.0 MMBbl between July 24, 2020 and July 24, 2022. As of December 31, 2020, the Company delivered approximately 0.7 MMBbl and 0.7 MMBbl, respectively under the two agreements. Both agreements require a payment for any volumes not delivered should the Company not perform under the agreements, indicating a monetary commitment of approximately $1.8 million as of December 31, 2020. Given the current production levels coupled with the wells planned to come on production in 2021, the Company expects to meet the volume commitments under these agreements.

NOTE 10. Related Party Transactions

HPK LP Business Combination. Effective October 1, 2019, HighPeak I and HighPeak Energy II, LP (“HighPeak II”) contributed cash and wholly owned subsidiaries, HighPeak Energy Assets, LLC, HighPeak Assets II, LLC and HighPeak Energy Holdings, LLC to HPK LP in return for limited partnership interest in HPK LP. Subsequent to the HPK LP business combination referenced in the preceding sentence and in 2019, HighPeak I contributed an additional $805,000 and HighPeak II contributed an additional $25.8 million in cash to HPK LP. During the period from January 1, 2020 through August 21, 2020, HighPeak II contributed an additional $54.0 million in cash to HPK LP. Also, during the period from January 1, 2020 through August 21, 2020, HPK LP made distributions to HighPeak I and HighPeak II of $2.8 million in total. Therefore, just prior to the HighPeak business combination which closed on August 21, 2020, HighPeak I and HighPeak II owned approximately 51.9% and 48.1% of HPK LP, respectively.

Since HighPeak I is the predecessor to HPK LP, its consolidated statement of operations and consolidated statement of cash flows for the nine months ended September 30, 2019 have been included in the accompanying financial statements for comparative purposes. However, HighPeak II’s results of operations are significant and as such HighPeak II’s consolidated statement of operations is shown below for additional comparative and informational purposes (in thousands).

Nine Months Ended September 30, 2019
Operating Revenues:
Crude oil sales	$719
Natural gas and natural gas liquid sales	223
Total operating revenues	942
Operating costs and expenses:
Oil and natural gas production	1,190
Production and ad valorem taxes	59
Exploration and abandonment	756
Depletion, depreciation and amortization	650
Accretion of discount on asset retirement obligations	86
General and administrative	2,891
Abandoned project	1,122
Total operating costs and expenses	6,754
Loss from operations	(5,812)
Interest income	107
Net loss	$(5,705)

HighPeak Business Combination. On August 21, 2020, the Company completed the HighPeak business combination between the Company, Pure, HPK LP, HighPeak I, and HighPeak II. HighPeak I and HighPeak II contributed their partnership interests in HPK LP to the Company in return for 76,383,054 shares of publicly traded common stock of the Company. The table below shows the construction of the beginning balance sheet of the Company on August 22, 2020 upon the closing of the HighPeak business combination (in thousands).

	(a)	(b)	(c)	(d)	(e)	(f)
	HPK LP	Pure	HighPeak Employees, Inc.	Issuance of HighPeak Energy Common Stock	Cash Offering Costs	Deferred Tax Liability	Beginning Balance Sheet on August 22, 2020
Cash and cash equivalents	$1,943	$1	$99	$92,554	$(8,114)	$-	$86,483
Accounts receivable	3,001	-	26	-	-	-	3,027
Total current assets	4,944	1	125	92,554	(8,114)	-	89,510
Total oil and gas properties, net	452,039	-	-	-	-	-	452,039
Other property and equipment, net	436	-	-	-	-	-	436
Total assets	$457,419	$1	$125	$92,554	$(8,114)	$-	$541,985
Current liabilities	$35,794	$2,025	$77	$(9,538)	$-	$-	$28,358
Deferred income tax liability	-	-	-	-	-	39,946	39,946
Notes payable (receivable)	(11,675)	11,675	-	-	-	-	-
Asset retirement obligations	2,398	-	-	-	-	-	2,398
Partners' capital	521,682	-	-	(521,682)	-	-	-
Common stock	-	-	-	9	-	-	9
Additional paid-in capital	-	(13,699)	48	623,765	(8,114)	(39,946)	562,054
Accumulated deficit	(90,780)	-	-	-	-	-	(90,780)
Total stockholders' equity/partner's capital	430,902	(13,699)	48	102,092	(8,114)	(39,946)	471,283
Total liabilities and stockholders' equity/partners' capital	$457,419	$1	$125	$92,554	$(8,114)	$-	$541,985

(a)	Represents HPK LP’s condensed consolidated balance sheet estimated as of August 21, 2020.
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

(c)	Represents the balance sheet of HighPeak Energy Employees, Inc which was acquired by the Company for $10.00 upon the closing of the HighPeak business combination.
(d)

Represents the issuance by the Company of 91,592,354 shares of common stock, 10,538,183 warrants and 10,209,300 Contingent Value Rights upon the closing of the HighPeak business combination. The reduction to accounts payable of $9.5 million represents those vendors of HPK LP that purchased shares under the Forward Purchase Agreement Amendment in the HighPeak business combination in lieu of being paid cash for the majority of their outstanding balances.

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

Unaudited Pro Forma Operating Results. The following unaudited pro forma combined financial information has been prepared as if the HighPeak business combination and the HPK LP business combination had taken place on January 1, 2019. The unaudited pro forma consolidated financial information has been prepared using the reverse merger business combination method of accounting in accordance with GAAP. The information reflects pro forma adjustments based on available information and certain assumptions that the Company believes are reasonable and the estimated tax impacts of the pro forma adjustments.

The pro forma condensed combined financial information has been included for comparative purposes and is not necessarily indicative of the results that might have actually occurred had the business combinations taken place on January 1, 2019; furthermore, the financial information is not intended to be a projection of future results (in thousands, except per share amounts).

	(Unaudited Pro Forma) Year Ended December 31,
	2020	2019
Total revenues	$24,623	$9,057
Net income attributable to Common Stock	(23,310)	(8,838)
Basic and diluted net loss per share	(0.25)	(0.10)

Contingent Value Rights. At the closing of the HighPeak business combination, the Company entered into the Contingent Value Rights Agreement (the “CVR Agreement”) by and among, the Company, Pure’s Sponsor, HighPeak I, HighPeak II (together with HighPeak I, the “CVR Sponsors”) and Continental Stock Transfer & Trust Company, in its capacity as Rights Agent (the “Rights Agent”) whereby it issued 10,209,300 CVRs. The CVR Agreement provides for, among other things, the CVRs, which represent contractual rights to receive a contingent payment (in the form of additional shares of HighPeak Energy common stock, or as otherwise specified in the CVR Agreement) in certain circumstances that were issued to the holders of shares of Pure’s Class A Common Stock that participated in the HighPeak business combination and certain qualified institutional buyers and accredited investors, including certain affiliates and officers of the Company, that purchased forward purchase units of the Company pursuant to the Forward Purchase Agreement Amendment (as defined below). Pursuant to the CVR Agreement, holders of CVRs in whose name a CVR is registered in the CVR registrar maintained by the Rights Agent at any date of determination are being provided with a significant valuation protection through the opportunity to obtain additional contingent consideration in the form of additional shares of HighPeak Energy common stock if the trading price of HighPeak Energy’s common stock is below the price that would provide the holders of CVRs with a 10% preferred simple annual return on their shares of common stock held at Closing (based on a $10.00 per share price at the closing of the HighPeak business combination), subject to a floor downside per-share price of $4.00 (the “Preferred Returns”), either at (i) the date to be specified by the CVR Sponsors, which may be any date occurring during the period beginning on (and including) August 21, 2022 and ending on (and including) February 21, 2023, or (ii) in certain circumstances, the occurrence of certain change of control events with respect to the Company’s business, including certain mergers, consolidation and asset sales. If any additional shares of HighPeak Energy common stock are issued to Qualifying CVR Holders (as defined in the CVR Agreement) pursuant to the CVR Agreement, the CVR Sponsors will collectively forfeit an equivalent number of shares they own that are currently in escrow to the Company for cancellation. The Preferred Returns could entitle a Qualifying CVR Holder to receive up to 2.125 shares of HighPeak Energy common stock per CVR.  Following the closing, the CVR Sponsors collectively placed 21,694,763 shares in escrow, which equaled the maximum number of additional shares of HighPeak Energy common stock issuable pursuant to the CVR Agreement, which such shares will be released either to the Company for cancellation in connection with the satisfaction of any Preferred Returns or back to the CVR Sponsors, collectively, as applicable, following the maturity date under the CVR Agreement.

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

General and Administrative Expenses. The general partner of HPK LP utilized HighPeak Energy Management, LLC (the “Management Company”) to provide services and assistance to conduct, direct and exercise full control over the activities of HPK LP per its Partnership Agreement. However, the Management Company is funded via payments from the parent companies of HighPeak I and HighPeak II pursuant to their respective Limited Partnership Agreements, as amended. Therefore, HPK LP reimbursed the parent companies of HighPeak I and HighPeak II for actual costs incurred by the Management Company. During the period from January 1, 2020 through August 21, 2020, HPK LP paid $2.4 million each to the parent companies of HighPeak I and HighPeak II of which $4.7 million is included in general and administrative expenses in the accompanying results of operations for the period from January 1, 2020 through August 21, 2020. Effective upon closing of the HighPeak business combination, the Management Company will no longer be paid by the Company as all costs directly attributable to the Company will be paid by the Company going forward.

In October 2020, the Company paid G4 Companies, LLC, a company wholly owned by a director of the Company, $1.5 million for the design of a full-scale model for a water recycle and purification treatment facility that the Company plans to construct in our development area to handle produced water in an environmentally friendly manner. Phase I and II water testing has already been completed to ascertain the viability of such a system. The timing of the construction of the facility is still under review and consideration.

NOTE 11. Major Customers

Lion Oil Trading and Transportation, LLC purchased approximately 98% of the Company’s crude oil, natural gas and natural gas liquids during the period from August 22, 2020 through December 31, 2020. Lion Oil Trading and Transportation, LLC and Enlink Crude Purchasing, LLC purchased approximately 49% and 44%, respectively, of the Company’s crude oil, natural gas and natural gas liquids during the period from January 1, 2020 through August 21, 2020. Based on the current demand for oil and natural gas and the availability of other purchasers, management believes the loss of these major purchasers would not have a material adverse effect on our financial condition and results of operations because crude oil and natural gas are fungible products with well-established markets and numerous purchasers.

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

The Company’s income tax expense (benefit) attributable to income (loss) from operations consisted of the following(in thousands):

August 22, 2020 through December 31, 2020
Current tax benefit	$(3,176)
Deferred tax benefit	(1,047)
Income tax benefit	$(4,223)

The reconciliation between the income tax expense (benefit) computed by multiplying pre-tax income (loss) by the U.S. federal statutory rate and the reported amounts of income tax expense (benefit) is as follows (in thousands, except rate):

August 22, 2020 through December 31, 2020
Income tax expense (benefit) at U.S. federal statutory rate	$(4,337)
Limited tax benefit due to stock-based compensation	127
Other	(13)
Income tax expense (benefit)	$(4,223)
Effective income tax rate	20.4%

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities were as follows as of December 31, 2020 (in thousands):

December 31, 2020
Deferred tax assets:
Net operating loss carryforwards	$9,725
Stock-based compensation	3,124
Other	31
Less: Valuation allowance	-
Net deferred tax assets	12,880

Deferred tax liabilities:
Oil and natural gas properties, principally due to differences in basis and depreciation and the deduction of intangible drilling costs for tax purposes	(51,778)
Net deferred tax liabilities	$(38,898)

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

As required by ASC Topic 740, “Income Taxes,” (“ASC 740”) the Company uses reasonable judgments and makes estimates and assumptions related to evaluating the probability of uncertain tax positions. The Company bases its estimates and assumptions on the potential liability related to an assessment of whether the income tax position will “more likely than not” be sustained in an income tax audit. Based on that analysis, the Company believes the Company has not taken any material uncertain tax positions, and therefore has not recorded an income tax liability related to uncertain tax positions. However, if actual results materially differ, the Company’s effective income tax rate and cash flows could be affected in the period of discovery or resolution. The Company also reviews the estimates and assumptions used in evaluating the probability of realizing the future benefits of the Company’s deferred tax assets and records a valuation allowance when the Company believes that a portion or all the deferred tax assets may not be realized. If the Company is unable to realize the expected future benefits of its deferred tax assets, the Company is required to provide a valuation allowance. The Company uses its history and experience, overall profitability, future management plans, tax planning strategies, and current economic information to evaluate the amount of valuation allowance to record. As of December 31, 2020, the Company has not recorded a valuation allowance for deferred tax assets arising from its operations because the Company believes they meet the “more likely than not” criteria as defined by the recognition and measurement provisions of ASC 740. However, the Company may not realize the $12.9 million in deferred tax assets it has as of December 31, 2020 if the estimates and assumptions used in evaluating the probability of realizing the future benefits of the Company's deferred tax assets change, which would affect the Company’s effective income tax rate and cash flows in the period of discovery or resolution.

On December 27, 2020, President Trump signed into law the Consolidated Appropriations Act, an omnibus spending bill to fund the federal government that also includes an array of COVID-related tax relief for individuals and businesses.  The tax-related measures contained in the Act revise and expand provisions enacted earlier in the year by the Families First Coronavirus Response Act and the CARES Act.  The Act also extends a number of expiring tax provisions. Additionally, the Act provides for a 100% deduction for certain business meals incurred in calendar years 2021 and 2022, which are currently deductible at 50% for years ending December 31, 2020. The Company determined that income tax effects related to the passage of the Consolidated Appropriations Act were not material to the financial statements for the year ended December 31, 2020.

The Company is also subject to Texas Margin Tax. The Company realized no Texas Margin Tax in the accompanying condensed consolidated and combined financial statements as we do not anticipate owing any Texas Margin Tax for any periods.

NOTE 13. Earnings (Loss) Per Share

The Company uses the two-class method of calculating earnings (loss) per share because certain of the Company’s unvested stock-based awards qualify as participating securities.

The Company’s basic earnings (loss) per share attributable to common stockholders is computed as (i) net income (loss) as reported attributable to common stockholders, (ii) less participating basic earnings (iii) divided by weighted average basic common shares outstanding. The Company’s diluted earnings (loss) per share attributable to common stockholders is computed as (i) basic earnings (loss) attributable to common stockholders, (ii) plus reallocation of participating earnings (iii) divided by weighted average diluted shares outstanding. The components of basic and diluted earnings (loss) per share attributable to common stockholders are as follows (in thousands):

Successor
August 22, through December 31, 2020
Net income (loss) attributable to common stockholders	$(16,429)
Participating share-based earnings (a)	-
Basic and diluted net income (loss) attributable to common stockholders	$(16,429)

Basic weighted average shares outstanding	91,629
Dilution attributable to stock-based compensation awards	-
Diluted weighted average shares outstanding	91,629

(a)

Participating earnings represent the distributed and undistributed earnings of the Company attributable to the participating securities. Unexercised stock option awards do not participate in undistributed net losses as they are not contractually obligated to do so.

The calculation for weighted average shares reflects shares outstanding over the reporting period based on the actual number of days the shares were outstanding.  The Company excluded 10,225,472 of weighted average shares of common stock issuable upon the conversion of the warrants for the period from August 22, 2020 through December 31, 2020 as the effect was anti-dilutive.

NOTE 14. Stockholders’ Equity (Successor)

At December 31, 2020, the Company has 91,967,565 shares of common stock outstanding, 10,225,472 warrants outstanding with an exercise price of $11.50 per share that expire on August 21, 2025 and 10,209,300 CVRs outstanding that give the holders a right to receive up to 2.125 shares of HighPeak Energy common stock per CVR in order to satisfy the Preferred Returns (with an equivalent number of shares of Company common stock held by HighPeak I and HighPeak II being collectively forfeited in connection therewith).  As such, HighPeak I and HighPeak II have placed a total of 21,694,763 shares of common stock of the Company in escrow.

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

NOTE 16. Subsequent Events

Exercises of warrants. Subsequent to December 31, 2020, the Company received proceeds of $9.1 million as a result of the exercise of 788,009 warrants, 312,711 of which were exercised prior to and 475,298 that were exercised subsequent to December 31, 2020.  Of the $9.1 million, $3.6 million was the receipt of the subscription receivable recorded as of December 31, 2020.  In addition, there were cashless exercises of 250,000 warrants subsequent to December 31, 2020 whereby, the holder converted their 250,000 warrants into 78,767 shares of common stock in accordance with the terms of the warrant agreement, as amended.  Therefore, as of March 15, 2020, the Company has 92,675,898 common stock, 9,500,174 warrants and 10,209,300 CVRs issued and outstanding.

Revolving Credit Facility commitment.  In March 2021, the Company’s borrowing base and bank commitments under the Revolving Credit Facility were increased to $50 million, subject to finalization of customary documentation.

Note 17 – Supplemental Oil and Gas Disclosures (Unaudited)

Net Capitalized Costs

The following table reflects the capitalized costs of natural gas and oil properties and the related accumulated depletion (in thousands):

	Successor	Predecessors
	December 31, 2020	December 31, 2019
	(in thousands)
Proved properties	$367,372	$178,835
Unproved properties	152,741	227,525
Total capitalized costs	520,113	406,360
Less: accumulated depletion	(17,477)	(1,566)
Net capitalized costs	$502,636	$404,794

Cost Incurred in Oil and Natural Gas Property Acquisition, Exploration and Development

The following table reflects costs incurred in oil, natural gas and NGL property acquisition, development and exploratory activities (in thousands):

	Year Ended December 31, 2020
	Successor	Predecessors
	August 22, 2020 through December 31, 2020	January 1, 2020 through August 21, 2020	Year Ended December 31, 2019
Acquisition costs:
Proved properties	$-	$585	$4,635
Unproved properties	1,181	2,753	6,288
Total acquisition costs	1,181	3,338	10,923
Exploration costs	52,837	48,801	59,349
Development costs	11,757	863	54
Oil and gas expenditures	65,775	53,002	70,326
Asset retirement obligations, net	(105)	98	316
Total costs incurred	$65,670	$53,100	$70,642

Results of Operations for Oil, Natural Gas and NGL Producing Activities

The following table reflects the Partnership’s results of operations for oil, natural gas and natural gas liquids producing activities (in thousands):

	Year Ended December 31, 2020
	Successor	Predecessors
	August 22, 2020 through December 31, 2020	January 1, 2020 through August 21, 2020	Year Ended December 31, 2019
Oil, NGL and natural gas sales	$16,400	$8,223	$8,115
Lease operating expenses	2,653	4,870	3,372
Production and ad valorem taxes	886	566	449
Exploration and abandonment expense	5,032	4	2,850
Depletion, depreciation and amortization expense	9,877	6,385	4,269
Accretion of discount on asset retirement obligations	51	89	72
Results of operations from oil and gas production activities	$(2,099)	$(3,691)	$(2,897)

Oil, Natural Gas and NGL Reserves

Proved reserves were estimated in accordance with guidelines established by the SEC, which require that reserve estimates be prepared under existing economic and operating conditions based upon the 12-month unweighted average of the first day of the month spot prices prior to the end of the reporting period. These prices as of December 31, 2020 and 2019 were $39.57 and $55.69 per barrel for crude oil and $1.985 and $2.578 per MMBtu for natural gas, respectively. The estimated realized prices used in computing the Company’s reserves as of December 31, 2020 were as follows: (i) oil - $38.08 per barrel, (ii) natural gas - ($1.304) per Mcf, and (iii) NGL - $12.27 per barrel. The estimated realized prices used in computing the Partnership’s reserves as of December 31, 2019 were as follows: (i) oil - $50.57 per barrel, (ii) natural gas - $0.10 per Mcf, and (iii) NGL - $21.17 per barrel. All prices are net of adjustments for regional basis differentials, treating costs, transportation, gas shrinkage, gas heating vale (BTU content) and/or crude quality and gravity adjustments.

The proved reserve estimates as of December 31, 2020 and 2019 were prepared by Cawley, Gillespie & Associates, Inc. (“CG&A”), independent reserve engineers, and reflect the Company’s current development plans. All estimates of proved reserves are determined according to the rules prescribed by the SEC in existence at the time estimates were made. These rules require that the standard of “reasonable certainty” be applied to proved reserve estimates, which is defined as having a high degree of confidence that the quantities will be recovered. A high degree of confidence exists if the quantity is much more likely to be achieved than not, and, as more technical and economic data becomes available, a positive or upward revision or no revision is much more likely than a negative or downward revision. Estimates are subject to revision based upon a number of factors, including many factors beyond the Company’s control, such as reservoir performance, prices, economic conditions, and government restrictions. In addition, results of drilling, testing, and production subsequent to the date of an estimate may justify revision of that estimate.

Reserve estimates are often different from the quantities of oil and natural gas that are ultimately recovered. Estimating quantities of proved oil and natural gas reserves is a complex process that involves significant interpretations and assumptions and cannot be measured in an exact manner. It requires interpretations and judgment of available technical data, including the evaluation of available geological, geophysical and engineering data. The accuracy of any reserve estimate is highly dependent on the quality of available data, the accuracy of the assumptions on which they are based upon, economic factors, such as oil and natural gas prices, production costs, severance and excise taxes, capital expenditures, workover and remedial costs, and the assumed effects of governmental regulation. In addition, due to the lack of substantial, if any, production data, there are greater uncertainties in estimating PUD reserves, proved developed non-producing reserves and proved developed reserves that are early in their production life. As a result, the Company’s reserve estimates are inherently imprecise.

The meaningfulness of reserve estimates is highly dependent on the accuracy of the assumptions on which they were based. In general, the volume of production from oil and natural gas properties the Company owns declines as reserves are depleted. Except to the extent the Company conducts successful exploration and development activities or acquires additional properties containing proved reserves, or both, the Company’s proved reserves will decline as reserves are produced.

The following table reflects changes in proved reserves during the periods indicated:

	Crude Oil (MBbl)	Natural Gas (MMcf)	NGL (MBbl)	Total (MBoe)
Predecessors
Proved Reserves at January 1, 2019	2,914	809	222	3,271
Contribution from HighPeak II	973	569	78	1,146
Extensions and discoveries	5,413	2,528	759	6,593
Revisions of previous estimates	217	887	290	655
Production	(145)	(139)	-	(168)
Proved Reserves at December 31, 2019	9,372	4,654	1,349	11,497
Purchase of minerals in place	44	36	-	50
Extensions and discoveries	1,008	252	67	1,117
Revisions of previous estimates	(1,555)	(1,144)	(374)	(2,120)
Production	(236)	(87)	(20)	(270)
Proved Reserves at August 21, 2020	8,633	3,711	1,022	10,274

Successor
Proved Reserves at August 22, 2020	8,633	3,711	1,022	10,274
Extensions and discoveries	11,977	5,215	1,433	14,279
Revisions of previous estimates	(1,180)	(875)	(277)	(1,603)
Production	(398)	(112)	(18)	(435)
Proved Reserves at December 31, 2020	19,032	7,939	2,160	22,515

At December 31, 2020, the Company had approximately 22,515 MBoe of proved reserves. Effective August 21, 2020, the HighPeak business combination included estimated proved reserves totaling 10,274 MBoe. For the period from August 22, 2020 to December 31, 2020, extensions and discoveries increased proved reserves by 14,279 MBoe as a result of: (i) drilling 3 gross (3.0 net) exploratory wells that were on production as of December 31, 2020, (ii) 9 gross (8.9 net) exploratory wells that were in the final stages of completion as of December 31, 2020, and (iii) the addition of 15 gross (12.4 net) PUDs. Downward revisions of previous estimates of 1,603 MBoe for the period from August 22, 2020 to December 31, 2020 were primarily the result of: (i) negative revisions of 1,112 MBoe due to technical revisions attributable to decreased well performance and adjustments to our PUD estimates, (ii) negative revisions of 409 MBoe related to PUDs removed from the development program, (iii) negative revisions of approximately 98 MBoe primarily due to decreases in oil, natural gas and NGL prices and increased price differentials, (iv) partially offset by positive revisions of approximately 16 MBoe related to decreased forecasted operating expenses. The net increase in proved reserves was partially offset by 435 MBoe in production during the period from August 22, 2020 to December 31, 2020. The Company’s current development plan reflects allocation of capital with a focus on efficiencies, recoveries and rates of return.

At August 21, 2020, the Company had approximately 10,274 MBoe of proved reserves. During the period from January 1, 2020 to August 21, 2020, the Company acquired interests in three (3) producing vertical wells near its area of operation which included estimated proved reserves totaling 50 MBoe. For the period from January 1, 2020 to August 21, 2020, extensions and discoveries increased proved reserves by 1,117 MBoe as a result of: (i) drilling 3 gross (3.0 net) exploratory wells that were on production as of August 21, 2020. Revisions of previous estimates of 2,120 MBoe for the period from January 1, 2020 to August 21, 2020 were primarily the result of: (i) negative revisions totaling approximately 1,975 MBoe due to technical revisions attributable to decreased well performance of offset horizontal wells resulting in lessoned projected performance and adjustments to PUD estimates, (ii) negative revisions of approximately 173 MBoe primarily due to decreases in oil, natural gas and NGL prices and increased price differentials, and (iii) partially offset by positive revisions of 28 MBoe due to decreased forecasted operating expenses. Adding to the net decrease in proved reserves was 270 MBoe in production during the period from January 1, 20202 to August 21, 2020.

At December 31, 2019, the Predecessors had approximately 11,497 MBoe of proved reserves. Effective October 1, 2019, the contribution of a subsidiary to the Predecessors by HighPeak II included estimated proved reserves totaling 1,146 MBoe. For the year ended December 31, 2019, extensions and discoveries increased proved reserves by 6,593 MBoe as a result of: (i) drilling or participating in the drilling of 2 gross (1.8 net) exploratory wells that were on production as of December 31, 2019, (ii) 5 gross (5.0 net) exploratory wells that were being drilled or pending completion as of December 31, 2019, and (iii) the addition of 13 gross (4.4 net) PUDs. Revisions of previous estimates of 655 MBoe for the year ended December 31, 2019 were primarily the result of: (i) negative revisions totaling approximately 80 MBoe due to reductions in pricing and increases in pricing differentials, (ii) negative revisions of approximately 54 MBoe primarily due to increased forecasted operating expenses, and (iii) positive revisions of 789 MBoe due to improvements in well performance attributable to improved well performance of offset horizontal wells resulting in improved projected performance of these PUDs. The net increase in proved reserves was offset by 168 MBoe in production during the year ended December 31, 2019.

The following table sets forth the Partnership’s estimated quantities of proved developed and proved undeveloped oil, natural gas and natural gas liquid reserves:

	Successor December 31, 2020	Predecessors December 31, 2019
Proved Developed Reserves (1)
Oil (MBbl)	8,730	4,091
Natural gas (MMcf)	3,572	1,952
Natural gas liquids (MBbl)	957	548
Total (MBoe)	10,282	4,964
Proved Undeveloped Reserves
Oil (MBbl)	10,302	5,281
Natural gas (MMcf)	4,367	2,702
Natural gas liquids (MBbl)	1,203	801
Total (MBoe)	12,233	6,533
Total Proved Reserves
Oil (MBbl)	19,032	9,372
Natural gas (MMcf)	7,939	4,654
Natural gas liquids (MBbl)	2,160	1,349
Total (MBoe)	22,515	11,497

(1)

As of December 31, 2020 and 2019, proved developed reserves includes proved developed non-producing reserves of 4,517 and 3,101 MBbl of crude oil, 1,912 and 1,454 MMcf of natural gas and 517 and 447 MBbl of natural gas liquids, respectively.

Standardized Measure of Discounted Future Net Cash Flows

The following table reflects the Partnership’s standardized measure of discounted future net cash flows relating from its proved crude oil, natural gas and natural gas liquids reserves (in thousands):

	Successor December 31, 2020	Predecessors December 31, 2019
Future cash inflows	$740,859	$502,961
Future production costs	(217,025)	(127,897)
Future development costs	(117,887)	(78,360)
Future income tax expense	(25,824)	(2,640)
Future net cash flows	380,123	294,064
Discount to present value at 10% annual rate	(157,931)	(154,043)
Standardized measure of discounted future net cash flows	$222,192	$140,021

(1)

Effective beginning on August 22, 2020 and as of December 31, 2020, the Company is treated as a corporation for U.S. federal income tax purposes. Accordingly, “future income tax expense” above includes estimates of future federal income taxes and margin / franchise taxes in Texas that may be incurred by the Company. As of December 31, 2019, the Predecessors were each treated as a partnership for U.S. federal income tax purposes. Accordingly, federal taxable income and losses were reported on the income tax returns of the Predecessor’s partners. The Predecessors were subject to margin / franchise taxes in Texas, which is reflected as “Future income tax expense”.

The following table reflects the principal changes in the standardized measure of discounted future net cash flows attributable to the Partnership’s proved reserves (in thousands):

	Year Ended December 31, 2020 (2)	Year Ended December 31, 2019 (2)
Standardized measure of discounted future net cash flows, beginning of year	$140,021	$31,118
Contribution of HighPeak II to Predecessors	-	10,488
Sales of oil and natural gas, net of production costs	(15,648)	(4,294)
Extensions and discoveries, net of future development costs	172,478	85,626
Net changes in prices and production costs	(50,728)	(6,755)
Changes in estimated future development costs	6,466	9,483
Purchases of minerals in place	600	14
Revisions of previous quantity estimates	(41,646)	8,232
Accretion of discount	14,134	3,165
Net changes in income taxes (1)	(10,675)	(857)
Net changes in timing of production and other	7,190	3,801
Standardized measure of discounted future net cash flows, end of year	$222,192	$140,021

(1)

Effective with the HighPeak business combination that closed on August 21, 2020, the oil and gas properties became owned by HighPeak Energy, which is treated as a corporation for U.S. federal income tax purposes. As such, the “Net change in income taxes” in the table above for the year ended December 31, 2020 reflects the change in tax status applicable to the operations of the oil and gas properties. Prior to the HighPeak business combination, the Predecessors were each treated as a partnership for U.S. federal income tax purposes. Accordingly, federal taxable income and losses relating to the operation of the oil and gas properties were reported on the income tax returns of the Predecessors’ partners. The Predecessors were subject to margin / franchise taxes in Texas, which is reflected as “Net change in income taxes” in the table above for the year ended December 31, 2019.

(2)

The year ended December 31, 2020 in the table above reflects the change in standardized measure from that of HPK LP, our Predecessor, as of December 31, 2019 to that of the Company as of December 31, 2020 and amounts are combined for the period from January 1, 2020 to August 21, 2020 of HPK LP and from August 22, 2020 to December 31, 2020 of the Company. There was no third-party reserve report prepared as of August 21, 2020 from which to compute a standardized measure from as of that date. The year ended December 31, 2019 in the table above reflects the change in standardized measure from that of HighPeak I, HPK LP’s Predecessor, as of December 31, 2018 to that of HPK LP as of December 31, 2019 and amounts are combined for the period from January 1, 2019 to September 30, 2019 of HighPeak I and from October 1, 2019 to December 31, 2019 of HPK LP. There was no third-party reserve report prepared for HighPeak I as of October 1, 2019 from which to compute a standardized measure from as of that date. We believe the table above accurately reflects the change in standardized measure for the Predecessors and Successor in a meaningful context.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On October 1, 2020, we dismissed WithumSmith+Brown, PC (“Withum”) from serving as our independent registered public accounting firm and engaged Weaver and Tidwell, L.L.P. (“Weaver”) as our new independent registered public accounting firm. Our Audit Committee approved and authorized the change.

Withum’s report of independent registered public accounting firm, dated May 13, 2020 on the consolidated financial statements of the Company as of December 31, 2019 and for the period from October 29, 2019 (inception) through December 31, 2019 did not contain any adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles other than the Company’s ability to continue as a going concern due to Pure’s obligation to either complete a business combination by the close of business on August 21, 2020 or cease all operations except for the purpose of liquidating.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Exchange Act, HighPeak Energy has evaluated, under the supervision and with the participation of the Company’s management, including HighPeak Energy’s principal executive officer and principal financial officer, the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the fiscal year covered by this Annual Report. Based on such evaluation, HighPeak Energy’s principal executive officer and principal financial officer have concluded that as of such date, its disclosure controls and procedures were effective. The Company’s disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by it in reports that it files under the Exchange Act is accumulated and communicated to management, including the Company’s principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC.

Management’s Annual Report on Internal Control over Financial Reporting

Management is responsible for designing, implementing, and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Internal control over financial reporting, no matter how well designed, has inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Further, because of changes in conditions, the effectiveness of internal control over financial reporting may vary over time.

As discussed elsewhere in this Annual Report, prior to the HighPeak business combination, HighPeak Energy was a wholly owned subsidiary of Pure with no operations formed to be the Surviving Corporation in connection with the HighPeak business combination. As a result, previously existing internal controls over financial reporting are no longer applicable or comprehensive enough as of the assessment date as the Company's operations prior to the HighPeak business combination were insignificant compared with those of the consolidated entity post-business combination. The design and implementation of internal controls over financial reporting for the Company's operations post-business combination has required and will continue to require significant time and resources from management and other personnel. Because of this, the design and ongoing development of HighPeak Energy’s framework for implementation and evaluation of internal control over financial reporting is in its preliminary stages. As a result, management was unable, without incurring unreasonable effort or expense, to conduct an assessment on the effectiveness of HighPeak Energy’s internal controls over financial reporting as of December 31, 2020. Accordingly, HighPeak Energy is excluding management’s report on internal control over financial reporting pursuant to Section 215.02 of the SEC Division of Corporation Finance’s Regulation S-K Compliance & Disclosure Interpretations.

Changes in Internal Control over Financial Reporting

We are engaged in the process of the design and implementation of our internal control over financial reporting in a manner commensurate with the scale of our operations post-business combination.  During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Item 10 will be incorporated by reference pursuant to Regulation 14A under the Exchange Act. We expect to file a definitive proxy statement with the SEC within 120 days after the close of the year ended December 31, 2020.

ITEM 11. EXECUTIVE COMPENSATION

The information required in response to this item will be set forth in HighPeak Energy’s Definitive Proxy Statement, to be filed within 120 days after the end of the fiscal year covered by this Annual Report and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required in response to this item will be set forth in HighPeak Energy’s Definitive Proxy Statement, to be filed within 120 days after the end of the fiscal year covered by this Annual Report and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required in response to this item will be set forth in HighPeak Energy’s Definitive Proxy Statement, to be filed within 120 days after the end of the fiscal year covered by this Annual Report and is incorporated herein by reference.

Business Combination Agreement

Pursuant to the Business Combination Agreement, by and among (i) Pure, (ii) the Company, (iii) MergerSub, (iv) the HPK Contributors and (v) solely for the limited purposes specified therein, HPK Representative, among other things, (a) MergerSub merged with and into Pure, with Pure surviving as a wholly owned subsidiary of the Company, (b) each outstanding share of Pure’s Class A common stock and Class B common stock (other than certain shares of Class B common stock that were surrendered for cancellation by Sponsor) were converted into the right to receive (A) one HighPeak Energy common stock (and cash in lieu of fractional shares), and (B) solely with respect to each outstanding share of Pure’s Class A common stock, (i) a cash amount, without interest, equal to $0.62, which represented the amount by which the per-share redemption value of Pure’s Class A common stock the Closing exceeded $10.00 per share, without interest, in each case, totaling approximately $767,902, (ii) one CVR for each one whole share of HighPeak Energy common stock (excluding fractional shares) issued to holders of Pure’s Class A common stock pursuant to clause (A), representing the right to receive additional shares of HighPeak Energy common stock (or such other specified consideration as is specified with respect to certain events) for Qualifying CVR Holders if necessary to satisfy a 10% preferred simple annual return, subject to a floor downside per-share price of $4.00, as measured at the applicable maturity, which will occur on a date to be specified and which may be any date occurring during the period beginning on (and including) August 21, 2022 and ending on (and including) February 21, 2023, or in certain circumstances after the occurrence of certain change of control events with respect to the Company’s business, including certain mergers, consolidations and asset sales (with an equivalent number of shares of HighPeak Energy common stock held by HighPeak I and HighPeak II being collectively forfeited) and (iii) one warrant to purchase HighPeak Energy common stock for each one whole share of HighPeak Energy common stock (excluding fractional shares) issued to holders of Pure’s Class A common stock pursuant to clause (A), (c) the HPK Contributors (A) contributed their limited partner interests in HPK LP to the Company in exchange for HighPeak Energy common stock and the general partner interests in HPK LP to a wholly owned subsidiary of the Company in exchange for no consideration, and (B) contributed the outstanding Sponsor Loans (as defined in the Business Combination Agreement) in exchange for HighPeak Energy common stock and such Sponsor Loans were cancelled in connection with the Closing and (d) following the consummation of the foregoing transactions, the Company caused HPK LP to merge with and into the Surviving Corporation (as successor to Pure) and all interests in HPK LP were cancelled in exchange for no consideration.

HighPeak I and HighPeak II collectively received 76,383,054 shares of HighPeak Energy common stock pursuant to the Business Combination Agreement. Further, certain of the Company’s executive officers and directors received the consideration provided by the HighPeak business combination through their ownership of Class A common stock of Pure. Steven W. Tholen, the Company’s CFO received 5,000 shares of HighPeak Energy common stock, 5,000 CVRs and 5,000 warrants in exchange for the shares of Pure’s Class A common stock owned by him prior to the HighPeak business combination. Michael L. Hollis, the Company’s President and member of the board of directors, received 16,802 shares of HighPeak Energy common stock, 16,802 CVRs and 20,382 warrants in exchange for the shares of Pure’s Class A Common stock and warrants, respectively, owned by him prior to the HighPeak business combination. Further, Rodney L. Woodard, the COO of the Company, received 14,000 shares of HighPeak Energy common stock, 14,000 CVRs and 14,000 warrants in exchange for the shares of Pure’s Class A common stock and warrants, respectively, owned by him prior to the HighPeak business combination.

Contingent Value Rights Agreement

At Closing, the Company entered into the CVR Agreement by and among, the Company, Pure’s Sponsor, HighPeak I, HighPeak II (together with Pure’s Sponsor and HighPeak I, the “CVR Sponsors”) and Continental, in its capacity as Rights Agent. The CVR Agreement provides for, among other things, the CVRs, which represent contractual rights to receive a contingent payment (in the form of additional shares of HighPeak Energy common stock, or as otherwise specified in the CVR Agreement) in certain circumstances that were issued to the holders of shares of Pure’s Class A common stock that participated in the HighPeak business combination and certain qualified institutional buyers and accredited investors, including certain affiliates and officers of the Company, that purchased forward purchase units of the Company pursuant to the Forward Purchase Agreement Amendment.

Pursuant to the CVR Agreement, holders of CVRs in whose name a CVR is registered in the CVR registrar maintained by the Rights Agent (as defined therein) at any date of determination are being provided with a significant valuation protection through the opportunity to obtain additional contingent consideration in the form of additional shares of HighPeak Energy common stock if the trading price of HighPeak Energy’s common stock is below the price that would provide the CVR Holders with a 10% preferred simple annual return on their shares of common stock held at Closing (based on a $10.00 per share price at the Closing), subject to a floor downside per-share price of $4.00, either at (i) the date to be specified by the CVR Sponsors, which may be any date occurring during the period beginning on (and including) August 21, 2022 and ending on (and including) February 21, 2023, or (ii) in certain circumstances, the occurrence of certain change of control events with respect to the Company’s business, including certain mergers, consolidation and asset sales. To be a Qualifying CVR Holder (as defined therein), a CVR Holder must provide certain information required under the CVR Agreement. If any additional shares of HighPeak Energy common stock are issued to Qualifying CVR Holders pursuant to the CVR Agreement, the CVR Sponsors will collectively forfeit an equivalent number of Escrowed Shares (as defined therein) to the Company for cancellation. The Preferred Returns (as defined therein) could entitle a Qualifying CVR Holder to receive up to 2.125 shares of HighPeak Energy common stock per CVR.  Following the Closing, the CVR Sponsors collectively placed the Escrowed Shares in escrow, which equaled the maximum number of additional shares of HighPeak Energy common stock issuable pursuant to the CVR Agreement, which such Escrowed Shares will be released either to the Company for cancellation in connection with the satisfaction of any Preferred Returns or back to the CVR Sponsors, collectively, as applicable, following the CVR Maturity Date (as defined therein).

Stockholders’ Agreement

At Closing, Pure’s Sponsor, HighPeak I, HighPeak II, HighPeak III and Jack Hightower (collectively, with each of their respective affiliates and permitted transferees, the “Principal Stockholder Group”), on the one hand, and the Company, on the other hand, entered into the Stockholders’ Agreement, which governs certain rights and obligations following the Closing.

Under the Stockholders’ Agreement, the Principal Stockholder Group will be entitled, based on its percentage ownership of the total amount of HighPeak Energy common stock issued and outstanding immediately following the Closing (the “Original Shares”) and provided that the Original Shares constitute not less than the percentage of the then outstanding total voting securities of the Company set forth below, to nominate a number of directors for appointment to the board of directors as follows:

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

If at any time the Principal Stockholder Group owns less than 5% of the Original Shares or the Original Shares constitute less than 7.5% of the Company’s then-outstanding voting securities, it will cease to have any rights to designate individuals for nomination to the board of directors.

For so long as the Principal Stockholder Group has the right to designate at least one director for nomination under the Stockholders’ Agreement, the Company will take all Necessary Action (as defined therein) to ensure that the number of directors serving on the board of directors shall not exceed seven (7). For so long as the Principal Stockholder Group owns a number of shares of HighPeak Energy common stock equal to at least (i) 20% of the Original Shares and (ii) 7.5% of the then-outstanding voting securities of the Company, the Company and the Principal Stockholder Group shall have the right to have a representative appointed to serve on each committee of the board of directors (other than the audit committee) for which any such representative is eligible pursuant to applicable laws and the Nasdaq. For so long as the Principal Stockholder Group has the right to designate one or more individuals for nomination to the board of directors, the Principal Stockholder Group shall have the right to appoint one (1) non-voting observer to the board of directors.

The Stockholders’ Agreement also includes customary restrictions on the transfer of equity securities to certain persons acquiring beneficial ownership. Pursuant to the Stockholders’ Agreement, the Principal Stockholder Group will agree not to transfer, directly or indirectly, any equity securities of the Company for a period of 180 days after the Closing, subject to certain customary exceptions. The Stockholders’ Agreement will terminate as to each stockholder upon the time at which the Principal Stockholder Group no longer has the right to designate an individual for nomination to the board of directors under the Stockholders’ Agreement and (ii) as to a member of the Principal Stockholder Group that no longer owns any of the Original Shares.

Registration Rights Agreement

At Closing, the Company entered into the Registration Rights Agreement, by and among the Principal Stockholder Group and certain other security holders named therein, including the John Paul DeJoria Family Trust (who owns approximately 11% of the Company’s common stock), pursuant to which the Company will be obligated, subject to the terms thereof and in the manner contemplated thereby, to register for resale under the Securities Act all or any portion of the shares of HighPeak Energy common stock that the Holders hold as of the date of such agreement and that they may acquire thereafter, including upon the conversion, exchange or redemption of any other security therefor (the “Registrable Securities”). The Company has agreed to file and cause to become effective a registration statement covering the Registrable Securities held by such Holder making a demand for registration, provided that no fewer than the amount of Registrable Securities representing the lesser of (i) $25 million or (ii) all Registrable Securities owned by such Holder, as applicable, are covered under the Holder’s demand for registration. The Holders can submit a request beginning immediately after the Closing. Under the Registration Rights Agreement, the Holders will also have “piggyback” registration rights exercisable at any time that allow them to include the shares of HighPeak Energy common stock that they own in certain registrations initiated by the Company, provided that such Holder elects to include its Registrable Securities in an amount not less than $5 million. Subject to customary exceptions, Holders will also have the right to request one or more underwritten offerings of Registrable Securities, provided, that, they hold at least $5 million in Registrable Securities and each such offering include a number of Registrable Securities equal to the lesser of (i) $25 million and (ii) all of the Registrable Securities owned by such Holders as of the date of the request. In the event that the sale of registered securities under a registration statement would require disclosure of certain material non-public information not otherwise required to be disclosed, the Company may postpone the effectiveness of the applicable registration statement or require the suspension of sales thereunder. The Company may not delay or suspend a registration statement on more than two (2) occasions for more than sixty (60) consecutive calendar days or more than ninety (90) total calendar days, in each case, during any twelve (12) month period.

Forward Purchases

In connection with the Closing, the Company also issued shares of HighPeak Energy common stock, warrants and CVRs (the “Forward Purchases”) to certain qualified institutional buyers and accredited investors (the “Forward Purchase Investors”) pursuant to that certain Forward Purchase Agreement Amendment.

Prior to the Closing, and subsequent to the Company’s entry into the Forward Purchase Agreement Amendment, an aggregate of 8,976,875 forward purchase units (with each forward purchase unit consisting of one share of HighPeak Energy common stock, one warrant and one CVR), for aggregate consideration of approximately $89.8 million in a private placement pursuant to the Assignment and Joinder agreements under and pursuant to the Forward Purchase Agreement Amendment, between such private purchasers and HPEP I. The proceeds from the Forward Purchases were used to fund a portion of the minimum equity consideration condition to Closing required to effect the business combination pursuant to the Business Combination Agreement.

Among the parties making Forward Purchases include the John Paul DeJoria Family Trust, who acquired 5,500,000 forward purchase units, consisting of 5,500,000 shares of HighPeak Energy common stock (and a corresponding number of warrants and CVRs), and certain officers and directors of the Company who acquired shares of HighPeak Energy common stock, warrants and CVRs through the Forward Purchase Agreement Amendment. HighPeak III, which is an entity controlled by Jack Hightower, purchased 500,000 forward purchase units, consisting of 500,000 shares of HighPeak Energy common stock (and a corresponding number of warrants and CVRs), and Mr. Hightower directly purchased an additional 100,000 forward purchase units, consisting of 100,000 shares of HighPeak Energy common stock (and a corresponding number of warrants and CVRs) in his name. Steven W. Tholen and Michael L. Hollis each acquired 10,000 forward purchase units, consisting of 10,000 shares of HighPeak Energy common stock (and a corresponding number of warrants and CVRs), respectively, through the Forward Purchase Agreement Amendment.

Director Consulting Services

Michael Gustin, who is currently a director of HighPeak Energy, provided certain water-reclamation consulting services to members of the HighPeak Group from the years 2017 to 2019 through entities he owns and controls. During such time, these entities received approximately $5 million from members of the HighPeak Group in exchange for these services.

In addition, in October 2020, the Company paid G4 Companies, LLC, a company wholly owned by a director of the Company, $1.5 million for the design of a full-scale model for a water recycle and purification treatment facility that the Company plans to construct in our development area to handle produced water in an environmentally friendly manner. Phase I and II water testing has already been completed to ascertain the viability of such a system. The timing of the construction of the facility is still under review and consideration.

Indemnification Agreements

At Closing, the Company entered into indemnity agreements (the “Indemnity Agreements”) with each of Messrs. Jack Hightower, Larry C. Oldham, Keith A. Covington, Michael H. Gustin, Michael L. Hollis and Jay M. Chernosky and Mme. Sharon Fulgham, each of whom is a director of the Company, and Messrs. Steven W. Tholen, Rodney L. Woodard, and Keith E. Forbes, each of whom is an executive officer of the Company. Each Indemnity Agreement provides that, subject to limited exceptions, and among other things, we will indemnify the director or executive officer to the fullest extent permitted by law for claims arising in his or her capacity as our director or officer.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required in response to this item will be set forth in HighPeak Energy’s Definitive Proxy Statement, to be filed within 120 days after the end of the fiscal year covered by this Annual Report and is incorporated herein by reference.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	Listing of Financial Statements

Financial Statements

The following consolidated and combined financial statements are included in “Item 8. Financial Statements and Supplementary Data”:

Report of Independent Registered Public Accounting Firm

Consolidated and Combined Balance Sheets

Consolidated and Combined Statements of Operations

Consolidated and Combined Statement of Changes in Partners’ Capital

Consolidated and Combined Statement of Changes in Stockholders’ Equity

Consolidated and Combined Statements of Cash Flows

Notes to Consolidated and Combined Financial Statements

Unaudited Supplementary Data

(b)	Exhibits

The exhibits to this Annual Report required to be filed pursuant to Item 15(b) are listed below.

(c)	Financial Statement Schedules

Financial statement schedules have been omitted because they either are not required, not applicable, or the information required to be presented is included in the Company’s financial statements and related notes.

Exhibits

Exhibit
Number	Description

2.1+

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

4.4*	Description of Securities Registered Under Section 12 of the Securities Exchange Act of 1934, as amended.

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

10.4	Form of Stock Option Agreement (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K (File No. 001-39464) filed with the SEC on August 27, 2020).

10.5	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 333-235313) filed with the SEC on November 9, 2020).

10.6+

Credit Agreement, dated as of December 17, 2020, among HighPeak Energy, Inc., as Borrower, Fifth Third Bank, National Association, as administrative agent, and the Lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-39464) filed with the SEC on December 18, 2020).

16.1

Letter from WithumSmith+Brown, PC to the Securities and Exchange Commission, dated October 1, 2020 (incorporated by reference to Exhibit 16.1 to the Company’s Current Report on Form 8-K (File No. 001-39464) filed with the SEC on October 1, 2020).

21.1*	List of Subsidiaries of HighPeak Energy, Inc.

23.1*	Consent of Weaver and Tidwell, L.L.P., independent registered public accounting firm for HighPeak Energy, Inc.

23.2*	Consent of Cawley, Gillespie & Associates, Inc.

31.1*	Certification of the Company’s Chief Executive Officer Pursuant to Section 302 of the Sarbanes Oxley Act of 2002 (18 U.S.C. Section 7241)

31.2*	Certification of the Company’s Chief Financial Officer Pursuant to Section 302 of the Sarbanes Oxley Act of 2002 (18 U.S.C. Section 7241)

32.1**	Certification of the Company’s Chief Executive Officer Pursuant to Section 906 of the Sarbanes Oxley Act of 2002 (18 U.S.C. Section 1350)

32.2**	Certification of the Company’s Chief Financial Officer Pursuant to Section 906 of the Sarbanes Oxley Act of 2002 (18 U.S.C. Section 1350)

99.1*	Reserve Report of HighPeak Energy as of December 31, 2020.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	Furnished herewith.
+	Certain schedules, annexes or exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K, but will be furnished supplementally to the SEC upon request.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HIGHPEAK ENERGY, INC.

March 15, 2021	By:	/s/ Steven Tholen
Steven Tholen
Chief Financial Officer

March 15, 2021	By:	/s/ Keith Forbes
Keith Forbes
Vice President, Controller

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JACK HIGHTOWER	Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)	March 15, 2021
Jack Hightower

/s/ STEVEN THOLEN	Chief Financial Officer (Principal Financial Officer)	March 15, 2021
STEVEN THOLEN

/s/ KEITH FORBES	Vice President, Controller (Principal Accounting Officer)	March 15, 2021
KEITH FORBES

/s/ JAY M. CHERNOSKY	Director	March 15, 2021
Jay M. Chernosky

/s/ KEITH A. COVINGTON	Director	March 15, 2021
Keith A. Covington

/s/ SHARON FULGHAM	Director	March 15, 2021
Sharon Fulgham

/s/ MICHAEL H. GUSTIN	Director	March 15, 2021
Michael H. Gustin

/s/ Michael L. Hollis	President and Director	March 15, 2021
Michael L. Hollis

/s/ LARRY C. OLDHAM	Director	March 15, 2021
Larry C. Oldham