Form 10-Q
period 2021-03-31
HighPeak Energy, Inc.
filed 2021-05-17
CIK 1792849

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission File Number: 333-248898

HighPeak Energy, Inc.
(Exact name of Registrant as specified in its charter)

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

Yes ☐     No ☒

As of May 14, 2021, there were 92,675,898 shares of common stock, par value $0.0001 per share, issued and outstanding.

HIGHPEAK ENERGY, INC.

HIGHPEAK ENERGY, INC.

Definitions of Certain Terms and Conventions Used Herein

Within this Quarterly Report on Form 10-Q (this “Quarterly Report”), the following terms and conventions have specific meanings:

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
•

"Boe" means a barrel of oil equivalent and is a standard convention used to express oil and natural gas volumes on a comparable oil equivalent basis. Natural gas equivalents are determined under the relative energy content method by using the ratio of six thousand cubic feet of natural gas to one Bbl of oil or NGL.

•	"Boe/d" means Boe per day.
•	"Bopd" means one barrel of oil per day.
•	"Btu" means British thermal unit, which is a measure of the amount of energy required to raise the temperature of one pound of water one degree Fahrenheit.
•

“Business Combination Agreement” are to the Business Combination Agreement, dated May 4, 2020, as amended, by and among the Company, Pure, MergerSub, HighPeak I, HighPeak II, HPK GP, and solely for the limited purposes specified therein, HPK Energy Management, LLC, pursuant to which, among other things and subject to the terms and conditions contained therein, (i) MergerSub merged with and into Pure, with Pure surviving as a wholly owned subsidiary of HighPeak Energy, (ii) each outstanding share of Pure’s Class A common stock, par value $0.0001 per share, and Pure’s Class B common stock, par value $0.0001 per share (other than certain shares of Pure’s Class B common stock that were surrendered for cancellation by HighPeak Pure Acquisition, LLC (“Pure’s Sponsor”) were converted into the right to receive (A) one share of HighPeak Energy’s common stock (and cash in lieu of fractional shares, if any), and (B) solely with respect to each outstanding share of Pure’s Class A common stock, (I) a cash amount, without interest, equal to $0.62, which represented the amount by which the per-share redemption value of Pure’s Class A common stock at the closing exceeded $10.00 per share, without interest, in each case, totaling approximately $767,902, (II) one (1) Contingent Value Right, for each one whole share of HighPeak Energy’s common stock (excluding fractional shares) issued to holders of Pure’s Class A common stock pursuant to clause (A), representing the right to receive additional shares of HighPeak Energy’s common stock (or such other specified consideration as is specified with respect to certain events) under certain circumstances if necessary to satisfy a 10% preferred simple annual return, subject to a floor downside per-share price of $4.00, as measured at the applicable maturity, which will occur on a date to be specified and which may be any date occurring during the period beginning on (and including) August 21, 2022 and ending on (and including) February 21, 2023, or in certain circumstances after the occurrence of certain change of control events with respect to the Company’s business, including certain mergers, consolidations and asset sales (with an equivalent number of shares of HighPeak Energy’s common stock held by the HPK Contributors being collectively forfeited) and (III) one warrant to purchase one share of HighPeak Energy’s common stock for each one whole share of HighPeak Energy’s common stock (excluding fractional shares) issued to holders of Pure’s Class A common stock pursuant to clause (A), (iii) the HPK Contributors contributed their limited partner interests in HPK LP to HighPeak Energy in exchange for HighPeak Energy common stock and the general partner interests in HPK LP to a wholly owned subsidiary of HighPeak Energy in exchange for no consideration, and (b) contributed the outstanding Sponsor Loans (as defined in the Business Combination Agreement) in exchange for HighPeak Energy common stock and such Sponsor Loans (as defined in the Business Combination Agreement) were cancelled in connection with the closing, and (iv) following the consummation of the foregoing transactions, HighPeak Energy caused HPK LP to merge with and into the Surviving Corporation (as successor to Pure) and all interests in HPK LP were cancelled in exchange for no consideration.

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

•	“Development well” A well drilled within the proved area of an oil or natural gas reservoir to the depth of a stratigraphic horizon known to be productive.
•	“Differential” An adjustment to the price of oil, NGL or natural gas from an established spot market price to reflect differences in the quality and/or location of oil or natural gas.
•	“Dry hole” A well found to be incapable of producing hydrocarbons in sufficient quantities such that proceeds from the sale of such production exceed production expenses and taxes.
•

“Economically producible” The term economically producible, as it relates to a resource, means a resource which generates revenue that exceeds, or is reasonably expected to exceed, the costs of the operation.

•	“EUR” or “Estimated ultimate recovery” The sum of reserves remaining as of a given date and cumulative production as of that date.
•

“Exploratory well” An exploratory well is a well drilled to find a new field or to find a new reservoir in a field previously found to be productive of oil or natural gas in another reservoir. Generally, an exploratory well is any well that is not a development well, an extension well, a service well or a stratigraphic test well as those items are defined by the SEC.

•

“Field” An area consisting of a single reservoir or multiple reservoirs all grouped on, or related to, the same individual geological structural feature or stratigraphic condition. The field name refers to the surface area, although it may refer to both the surface and the underground productive formations.

•	“Formation” A layer of rock which has distinct characteristics that differs from nearby rocks.
•	"GAAP" means accounting principles generally accepted in the United States of America.
•	“Gross wells” or “gross wells” means the total wells in which a working interest is owned.
•	“Held by production” Acreage covered by a mineral lease that perpetuates a company’s right to operate a property as long as the property produces a minimum paying quantity of oil or natural gas.
•	“HighPeak business combination” means the transactions detailed in the Business Combination Agreement, which closed on August 21, 2020.
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

•	"MBbl" means one thousand Bbls.
•	"MBoe" means one thousand Boes.
•	"Mcf" means one thousand cubic feet and is a measure of natural gas volume.
•	“MergerSub” means Pure Acquisition Merger Sub, Inc., a Delaware corporation.
•	"MMBbl" means one million Bbls.
•	"MMBtu" means one million Btus.
•	"MMcf" means one million cubic feet and is a measure of natural gas volume.
•

“Net acres” The percentage of total acres an owner has out of a particular number of gross acres or a specified tract. As an example. an owner who has 50% interest in 100 gross acres owns 50 net acres.

•	“Net production” Production that is owned by us, less royalties and production due others.

•	"NGL" means natural gas liquids, which are the heavier hydrocarbon liquids that are separated from the natural gas stream; such liquids include ethane, propane, isobutane, normal butane and gasoline.
•	"NYMEX" means the New York Mercantile Exchange.
•	"OPEC" means the Organization of Petroleum Exporting Countries.
•	“Operator” The individual or company responsible for the exploration and/or production of an oil or natural gas well or lease.
•	“Plugging” A downhole tool that is set inside the casing to isolate the lower part of the wellbore.
•	“Pooling” The bringing together of small tracts or fractional mineral interests in one or more tracts to form a drilling and production unit for a well under applicable spacing rules.
•	“Predecessors” refers to, collectively, HPK LP and HighPeak I and individually from the period from October 1, 2019 to August 21, 2020 to HPK LP and for all prior periods, HighPeak I.
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

•

“Proved reserves” Those quantities of oil and natural gas, which, by analysis of geosciences and engineering data, can be estimated with reasonable certainty to be economically producible – from a given date forward, from known reservoirs, and under existing economic conditions, operating methods, and government regulations – prior to the time at which contracts providing the right to operate expire, unless evidence indicates that renewal is reasonably certain, regardless of whether deterministic or probabilistic methods are used for the estimation. The project to extract the hydrocarbons must have commenced or the operator must be reasonably certain that it will commence the project within a reasonable time.

(i)  The area of the reservoir considered as proved includes: (A) The area identified by drilling and limited by fluid contacts, if any, and (B) Adjacent undrilled portions of the reservoir that can, with reasonable certainty, be judged to be continuous with it and to contain economically producible oil or natural gas on the basis of available geoscience and engineering data.

(ii)  In the absence of data on fluid contacts, proved quantities in a reservoir are limited by the lowest known hydrocarbons as seen in a well penetration unless geoscience, engineering or performance data and reliable technology establishes a lower contact with reasonable certainty.

(iii)  Where direct observation from well penetrations has defined a highest known oil elevation and the potential exists for an associated natural gas cap, proved oil reserves may be assigned in the structurally higher portions of the reservoir only if geoscience, engineering or performance data and reliable technology establish the higher contact with reasonable certainty.

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
•

“Reserves” Reserves are estimated remaining quantities of oil and natural gas and related substances anticipated to be economically producible, as of a given date, by application of development projects to known accumulations. In addition, there must exist, or there must be a reasonable expectation that there will exist, the legal right to produce or a revenue interest in the production, installed means of delivering oil and natural gas or related substances to market, and all permits and financing required to implement the project.

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
•

“Service well” A well drilled or completed for the purpose of supporting production in an existing field. Specific purposes of service wells include natural gas injection, water injection, steam injection, air injection, salt-water disposal, water supply for injection, observation, or injection for in-situ combustion.

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

Cautionary Statement Concerning Forward-Looking Statements

This Quarterly Report on Form 10-Q (this “Quarterly Report”) includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical facts included or incorporated by reference in this Report, including, without limitation, statements regarding the Company’s future financial position, business strategy, budgets, projected revenues, projected costs, and plans and objectives of management for future operations, are forward-looking statements. Such forward-looking statements are based on the beliefs of management, as well as assumptions made by, and information currently available to, the Company’s management. In addition, forward-looking statements generally can be identified by the use of forward-looking terminology such as “believes,” “plans,” “expects,” “anticipates,” “forecasts,” “intends,” “continue,” “may,” “will,” “could,” “should,” “future,” “potential,” “estimate” or the negative of such terms and similar expressions as they relate to the Company are intended to identify forward-looking statements, which are generally not historical in nature. The forward-looking statements are based on the Company’s current expectations, assumptions, estimates and projections about the Company and the industry in which the Company operates. Although the Company believes that the expectations and assumptions reflected in the forward-looking statements are reasonable as and when made, they involve risks and uncertainties that are difficult to predict and, in many cases, beyond the Company's control. In addition, the Company may be subject to currently unforeseen risks that may have a materially adverse effect on it. Accordingly, no assurances can be given that the actual events and results will not be materially different from the anticipated results described in the forward-looking statements. Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date hereof. The Company undertakes no duty to publicly update these statements except as required by law. Important factors that could cause actual results to differ materially from the Company’s expectations include, but are not limited to, the Company’s assumptions about:

●

the length, scope and severity of the ongoing coronavirus disease 2019 (“COVID-19”) pandemic, including the effects of related public health concerns and the impact of continued actions taken by governmental authorities and other third parties in response to the pandemic and its impact on commodity prices, supply and demand considerations, and storage capacity;

●	the market prices of oil, NGL, natural gas, and other products or services;

●	the supply and demand for oil, NGL, natural gas, and other products or services;

●	production and reserve levels;

●	drilling risks;

●	economic and competitive conditions;

●	the availability of capital resources;

●	capital expenditures and other contractual obligations;

●	weather conditions;

●	inflation rates;

●	the availability of goods and services;

●	legislative, regulatory, or policy changes;

●	cyber-attacks;

●	occurrence of property acquisitions or divestitures;

●	the integration of acquisitions;

●	the securities or capital markets and related risks such as general credit, liquidity, market, and interest-rate risks; and

●

other factors disclosed under “Part I, Items 1 and 2. Business and Properties”, “Part I, Item 1A. Risk Factors”, “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Part II, Item 7A. Quantitative and Qualitative Disclosures about Market Risk,” included in the Company’s Annual Report on Form 10-K filed on March 15, 2021 and “Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Part I, Item 3. Quantitative and Qualitative Disclosures about Market Risk,” included in this Quarterly Report on Form 10-Q, and elsewhere in this Report.

All subsequent written and oral forward-looking statements attributable to the Company, or persons acting on its behalf, are expressly qualified in their entirety by the cautionary statements. Except as required by law, the Company assumes no duty to update or revise its forward-looking statements based on changes in internal estimates or expectations or otherwise.

Additionally, we caution you that reserve engineering is a process of estimating underground accumulations of oil, NGL and natural gas that cannot be measured in an exact way. The accuracy of any reserve estimate depends on the quality of available data, the interpretation of such data and price and cost assumptions made by reserve engineers. In addition, the results of drilling, testing and production activities may justify revisions of estimates that were made previously. If significant, such revisions could change the schedule of any further production and development drilling. Accordingly, reserve estimates may differ significantly from the quantities of oil, NGL and natural gas that are ultimately recovered.

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (UNAUDITED)

HighPeak Energy, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share data)

	March 31, 2021	December 31, 2020
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$9,638	$19,552
Accounts receivable	16,915	7,722
Subscription receivable	-	3,596
Prepaid expenses	816	2,254
Inventory	109	121
Deposits	50	50
Total current assets	27,528	33,295
Oil and natural gas properties, using the successful efforts method of accounting:
Proved properties	433,693	367,372
Unproved properties	131,709	152,741
Accumulated depletion, depreciation and amortization	(30,392)	(17,477)
Total oil and natural gas properties, net	535,010	502,636
Other property and equipment, net	1,044	1,092
Other noncurrent assets	745	907
Total assets	$564,327	$537,930
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable - trade	$12,760	$7,581
Accrued liabilities	20,525	12,374
Other current liabilities	1,520	2,480
Total current liabilities	34,805	22,435
Noncurrent liabilities:
Deferred income taxes	40,013	38,898
Asset retirement obligations	2,481	2,293
Other	52	78
Commitments and contingencies (Note 9)
Stockholders' equity:
Preferred stock, $0.0001 par value, 10,000,000 shares authorized, none issued and outstanding at March 31, 2021 and December 31, 2020	-	-
Common stock, $0.0001 par value, 600,000,000 shares authorized, 92,675,898 and 91,967,565 shares issued and outstanding at March 31, 2021 and December 31, 2020, respectively	9	9
Additional paid-in capital	589,432	581,426
Accumulated deficit	(102,465)	(107,209)
Total stockholders' equity	486,976	474,226
Total liabilities and stockholders' equity	$564,327	$537,930

The accompanying notes are an integral part of these condensed consolidated and combined financial statements.

HighPeak Energy, Inc.
Condensed Consolidated and Combined Statements of Operations (in thousands, except per share data)
(Unaudited)

	Three Months Ended March 31,
	2021	2020
	Successor	Predecessor
Operating Revenues:
Crude oil sales	$24,870	$4,524
NGL and natural gas sales	847	99
Total operating revenues	25,717	4,623
Operating Costs and Expenses:
Oil and natural gas production	2,227	2,389
Production and ad valorem taxes	1,664	308
Exploration and abandonments	191	3
Depletion, depreciation and amortization	12,963	3,356
Accretion of discount on asset retirement obligations	35	34
General and administrative	1,759	2,861
Stock-based compensation	966	-
Total operating costs and expenses	19,805	8,951
Income (loss) from operations	5,912	(4,328)
Interest income	1	-
Interest expense	(54)	-
Other expense	-	(76,503)
Income (loss) before income taxes	5,859	(80,831)
Income tax expense	1,115	-
Net income (loss)	$4,744	$(80,831)
Earnings per share:
Basic net income	$0.05
Diluted net income	$0.05

Weighted average shares outstanding:	92,592
Basic	95,482
Diluted

The accompanying notes are an integral part of these condensed consolidated and combined financial statements.

HighPeak Energy, Inc.
Condensed Consolidated Statement of Changes in Stockholders' Equity (Successor)
(in thousands)
(Unaudited)

Three Months Ended March 31, 2021
	Shares Outstanding	Common Stock	Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Total Stockholders' Equity
Balance, December 31, 2020	91,968	$9	$581,426	$(107,209)	$474,226
Exercise of warrants	554	-	5,466	-	5,466
Stock-based compensation costs:
Shares issued upon options being exercised	154	-	1,574	-	1,574
Compensation costs included in net income	-	-	966	-	966
Net income	-	-	-	4,744	4,744
Balance, March 31, 2021	92,676	$9	$589,432	$(102,465)	$486,976

The accompanying notes are an integral part of these condensed consolidated and combined financial statements.

HighPeak Energy, Inc.
Condensed Consolidated Statement of Changes in Partners' Capital (Predecessor)
(in thousands)
(Unaudited)

Three Months Ended March 31, 2020
	General Partner Capital	Limited Partners' Capital	Total Partners' Capital
Balance, December 31, 2019	$-	$464,716	$464,716
Cash capital contributions	-	54,000	54,000
Net loss	-	(80,831)	(80,831)
Balance, March 31, 2020	$-	$437,885	$437,885

The accompanying notes are an integral part of these condensed consolidated and combined financial statements.

HighPeak Energy, Inc.
Condensed Consolidated and Combined Statements of Cash Flows (in thousands)
(Unaudited)

	Three Months Ended March 31,
	2021	2020
	Successor	Predecessor
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$4,744	$(80,831)
Adjustments to reconcile net income (loss) to net cash provided by operations:
Exploration and abandonment expense	49	3
Depletion, depreciation and amortization expense	12,963	3,356
Accretion expense	35	34
Stock-based compensation expense	966	-
Amortization of debt issuance costs	29	-
Loss on terminated acquisition	-	76,500
Deferred income taxes	1,115	-
Changes in operating assets and liabilities:
Accounts receivable	(9,193)	1,019
Inventory and other current assets	(12)	(834)
Accounts payable and accrued liabilities	677	6,781
Net cash provided by operating activities	11,373	6,028
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to oil and natural gas properties	(44,875)	(47,658)
Changes in working capital associated with oil and natural gas property additions	13,263	8,933
Acquisitions of oil and natural gas properties	(309)	(3,333)
Issuance of notes receivable	-	(3,982)
Other property additions	-	(50)
Extension payment on acquisition	-	(11,000)
Net cash used in investing activities	(31,921)	(57,090)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercises of warrants	5,466	-
Proceeds from subscription receivable from exercises of warrants	3,596	-
Proceeds from exercises of stock options	1,574	-
Debt issuance costs	(2)	-
Contributions from partners	-	54,000
Net cash provided by financing activities	10,634	54,000
Net (decrease) increase in cash and cash equivalents	(9,914)	2,938
Cash and cash equivalents, beginning of period	19,552	22,711
Cash and cash equivalents, end of period	$9,638	$25,649

Supplemental disclosure of non-cash transactions:
Interest paid	$4	$-
Income taxes paid	$-	$-
Additions to asset retirement obligations	$153	$97

The accompanying notes are an integral part of these condensed consolidated and combined financial statements.

HIGHPEAK ENERGY, INC.

NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1. Organization and Nature of Operations

HighPeak Energy, Inc. ("HighPeak Energy" the "Company," or the “Successor”) is a Delaware corporation, initially formed in October 2019 as a wholly owned subsidiary of Pure Acquisition Corp (“Pure”), a Delaware corporation, formed in November 2017, which was a special purpose acquisition company for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination involving Pure and one or more businesses. See the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 regarding the business combination which resulted in the Company becoming the parent company and Pure becoming a wholly owned subsidiary along with the businesses acquired.

HighPeak Energy’s common stock and warrants are listed and traded on the Nasdaq Global Market (the "Nasdaq") under the ticker symbols “HPK” and “HPKEW,” respectively. HighPeak Energy’s Contingent Value Rights (“CVRs”) are currently traded on the Over-The-Counter market, although the Company has applied for listing on the Nasdaq. The Company is an independent oil and natural gas exploration and production company that explores for, develops and produces oil, NGL and natural gas in the Permian Basin in West Texas, more specifically, the Midland Basin. Our acreage is composed of two core areas with the northern block named Flat Top and the southern block named Signal Peak.

NOTE 2. Basis of Presentation and Summary of Significant Accounting Policies

Presentation. In the opinion of management, the unaudited interim condensed consolidated and combined financial statements of the Company as of March 31, 2021 and December 31, 2020 and for the three months ended March 31, 2021 (Successor), and for the three months ended March 31, 2020 (Predecessor) include all adjustments and accruals, consisting only of normal, recurring adjustments and accruals necessary for a fair presentation of the results for the interim periods in conformity with generally accepted accounting principles in the United States ("GAAP"). The operating results for the three months ended March 31, 2021 are not indicative of results for a full year.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted in accordance with the rules and regulations of the United States Securities and Exchange Commission (the "SEC"). These unaudited interim condensed consolidated and combined financial statements should be read together with the consolidated and combined financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

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

Use of estimates in the preparation of financial statements. Preparation of the Company's unaudited interim condensed consolidated and combined financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Depletion of oil and natural gas properties and evaluations for impairment of proved and unproved oil and natural gas properties, in part, is determined using estimates of proved, probable and possible oil, NGL and natural gas reserves. There are numerous uncertainties inherent in the estimation of quantities of proved, probable and possible reserves and in the projection of future rates of production and the timing of development expenditures. Similarly, evaluations for impairment of proved and unproved oil and natural gas properties are subject to numerous uncertainties including, among others, estimates of future recoverable reserves, commodity price outlooks and future undiscounted and discounted net cash flows. Other items subject to such estimates and assumptions include, but are not limited to, the carrying value of oil and natural gas properties, asset retirement obligations, equity-based compensation and estimates of income taxes. Actual results could differ from the estimates and assumptions utilized.

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

Accounts receivable. The Company’s accounts receivables are primarily comprised of oil, NGL and natural gas sales receivables, a current U.S. federal income tax receivable, joint interest receivables and other receivables for which the Company does not require collateral security. The Company’s share of oil, NGL and natural gas production is sold to various purchasers who must be prequalified under the Company’s credit risk policies and procedures. The Company records allowances for doubtful accounts based on the age of accounts receivables and the financial condition of its purchasers. The Company’s credit risk related to collecting accounts receivables is mitigated by using credit and other financial criteria to evaluate the credit standing of the entity obligated to make payment on the accounts receivable, and where appropriate, the Company obtains assurances of payment, such as a guarantee by the parent company of the counterparty or other credit support.

As of March 31, 2021 and December 31, 2020, the Company’s accounts receivables primarily consist of amounts due from the sale of crude oil, NGL and natural gas of $13.4 million and $4.2 million, respectively, and are based on estimates of sales volumes and realized prices the Company anticipates it will receive, a current U.S. federal income tax receivable of $3.2 million and $3.2 million, respectively, and joint interest receivables of $311,000 and $345,000, respectively. The Company routinely reviews outstanding balances and establishes allowances for bad debts equal to the estimable portions of accounts receivable for which failure to collect is considered probable. As of March 31, 2021 and December 31, 2020, the Company had no allowance for doubtful accounts.

Subscription receivable.  In accordance with the Financial Accounting Standards Board ("FASB") Accounting Standards Codification (“ASC”) 505-10-45-2, “Receivables for Issuance of Equity,” the Company recorded a subscription receivable as of December 31, 2020 related to the exercise of warrants prior to December 31, 2020 as the cash was collected before the financial statements were issued or available to be issued.  Prior to December 31, 2020, 312,711 warrants were exercised for cash proceeds of $3.6 million.  Due to the timing of the exercises, the shares underlying the warrants were issued in December 2020 and the proceeds were received subsequent to December 31, 2020.  The outstanding proceeds were recorded as a subscription receivable in the accompanying balance sheets as of December 31, 2020. There is no subscription receivable as of March 31, 2021 as all cash related to exercises of warrants was received prior to the balance sheet date.

Inventory. Inventory is comprised primarily of oil and natural gas drilling or repair items such as tubing, casing, proppant used to fracture-stimulate oil and natural gas wells, water, chemicals, operating supplies and ordinary maintenance materials and parts. The materials and supplies inventory is primarily acquired for use in future drilling operations or repair operations and is carried at the lower of cost or net realizable value, on a weighted average cost basis. Valuation allowances for materials and supplies inventories are recorded as reductions to the carrying values of the materials and supplies inventories in the Company’s condensed consolidated balance sheet and as charges to other expense in the condensed consolidated statements of operations. The Company’s materials and supplies inventory as of March 31, 2021 and December 31, 2020 is $109,000 and $120,000, respectively, and the Company has not recognized any valuation allowance to date.

Oil and natural gas properties. The Company utilizes the successful efforts method of accounting for its oil and natural gas properties. Under this method, all costs associated with productive wells and nonproductive development wells are capitalized while nonproductive exploration costs and geological and geophysical expenditures are expensed.

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

The Company performs assessments of its long-lived assets to be held and used, including proved oil and natural gas properties accounted for under the successful efforts method of accounting, whenever events or circumstances indicate that the carrying value of those assets may not be recoverable. An impairment loss is indicated if the sum of the expected future cash flows is less than the carrying amount of the assets. In these circumstances, the Company recognizes an impairment charge for the amount by which the carrying amount of the assets exceeds the estimated fair value of the assets.

Unproved oil and natural gas properties are periodically assessed for impairment on a project-by-project basis. These impairment assessments are affected by the results of exploration activities, commodity price outlooks, planned future sales or expirations of all or a portion of such projects. If the estimated future net cash flows attributable to such projects are not expected to be sufficient to fully recover the costs invested in each project, the Company will recognize an impairment charge at that time.

Other property and equipment, net. Other property and equipment is recorded at cost. The carrying values of other property and equipment, net of accumulated depreciation of $285,000 and $237,000 as of March 31, 2021 and December 31, 2020, respectively, are as follows (in thousands):

	March 31, 2021	December 31, 2020
Land	$725	$725
Information technology	250	292
Transportation equipment	39	41
Leasehold improvements	20	24
Field equipment	10	10
Total other property and equipment, net	$1,044	$1,092

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

Debt issuance costs. The Company has paid a total of $407,000 in debt issuance costs, $2,000 of which was incurred during the three months ended March 31, 2021, related to its new revolving credit facility. Amortization based on the straight-line method over the term of the revolving credit facility which approximates the interest rate method was $29,000 and zero during the three months ended March 31, 2021 and 2020, respectively. As of March 31, 2021 and December 31, 2020, the net debt issuance costs are included in noncurrent assets on the accompanying consolidated balance sheet due to the fact that the revolving credit facility was undrawn at the time. In the future, these net costs will be included with long-term debt, if any, in accordance with GAAP. See Note 6 for additional information regarding the Company’s new revolving credit facility.

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

Accounts payable and accrued liabilities. Accounts payable and accrued liabilities as of March 31, 2021 and December 31, 2020 totaled approximately $34.8 million and $22.4 million, respectively, including trade accounts payable, revenues payable and accruals for capital expenditures, operating and general and administrative expenses, operating leases and other miscellaneous items.

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

The Company enters into contracts with purchasers to sell its oil and natural gas production. Revenue on these contracts is recognized in accordance with the five-step revenue recognition model prescribed in ASC 606. Specifically, revenue is recognized when the Company’s performance obligations under these contracts are satisfied, which generally occurs with the transfer of control of the oil and natural gas to the purchaser. Control is generally considered transferred when the following criteria are met: (i) transfer of physical custody, (ii) transfer of title, (iii) transfer of risk of loss and (iv) relinquishment of any repurchase rights or other similar rights. Given the nature of the products sold, revenue is recognized at a point in time based on the amount of consideration the Company expects to receive in accordance with the price specified in the contract. Consideration under the oil and natural gas marketing contracts is typically received from the purchaser one to two months after production. At March 31, 2021 and December 31, 2020, the Company had receivables related to contracts with purchasers of approximately $13.4 million and $4.2 million, respectively.

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

Natural Gas Contracts. The majority of the Company’s natural gas is sold at the lease location, which is generally when control of the natural gas has been transferred to the purchaser. The natural gas is sold under (i) percentage of proceeds processing contracts or (ii) a hybrid of percentage of proceeds and fee-based contracts. Under the majority of the Company’s contracts, the purchaser gathers the natural gas in the field where it is produced and transports it to natural gas processing plants where NGL products are extracted. The NGL products and remaining residue natural gas are then sold by the purchaser. Under percentage of proceeds and hybrid percentage of proceeds and fee-based contracts, the Company receives a percentage of the value for the extracted liquids and the residue natural gas. Since control of the natural gas transfers upstream of the transportation and processing activities, revenue is recognized as the net amount received from the purchaser.

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

The Company reviews its deferred tax assets for recoverability and establishes a valuation allowance based on projected future taxable income, applicable tax strategies and the expected timing of the reversals of existing temporary differences. A valuation allowance is provided when it is more likely than not (likelihood of greater than 50 percent) that some portion or all the deferred tax assets will not be realized. The Company has not established a valuation allowance as of March 31, 2021 and December 31, 2020.

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

Stock-based compensation for HighPeak Energy common stock issued to directors with no restrictions thereon, is measured at the grant date using the fair value of the award and is recorded as stock-based compensation in the accompanying financial statements immediately. If restricted stock is awarded to employees or directors in the future, as the case may be, stock-based compensation will be recognized on a straight-line basis over the requisite service period of the respective award.

Segments. Based on the Company’s organizational structure, the Company has one operating segment, which is oil and natural gas development, exploration and production. In addition, the Company has a single, company-wide management team that allocates capital resources to maximize profitability and measures financial performance as a single enterprise.

Impact of the COVID-19 Pandemic. A novel strain of the coronavirus disease 2019 ("COVID-19") surfaced in late 2019 and spread around the world, including to the United States. In March 2020, the World Health Organization declared COVID-19 a pandemic, and the President of the United States declared the COVID-19 outbreak a national emergency. The COVID-19 pandemic significantly affected the global economy, disrupted global supply chains and created significant volatility in the financial markets. In addition, the COVID-19 pandemic resulted in travel restrictions, business closures and other restrictions that have disrupted the demand for oil throughout the world and when combined with pressures on the global supply-demand balance for oil and related products, resulted in significant volatility in oil prices beginning late February 2020. The length of this demand disruption is unknown, and there is significant uncertainty regarding the long-term impact of the effects of the COVID-19 pandemic to global oil demand.

Adoption of new accounting standards. In December 2019, the FASB issued Accounting Standards Update (“ASU”) No. 2019-12, “Simplifying the Accounting for Income Taxes (Topic 740)”. The new guidance simplifies the accounting for income taxes by eliminating certain exceptions related to the approach for intra-period tax allocation, the methodology for calculating income taxes in an interim period, hybrid taxes, and the recognition of deferred tax liabilities for outside basis differences.  It also clarifies and simplifies other aspects of the accounting for income taxes.  Amendments are to be applied prospectively, except for certain amendments that are to be applied either retrospectively or with a modified retrospective approach through a cumulative effect adjustment recorded to retained earnings.  The Company adopted ASU 2019-12 on January 1, 2021, which did not have a material impact on the Company's condensed consolidated and combined financial statements.

New accounting pronouncements. The Company has evaluated recently issued, but not yet effective, accounting pronouncements and does not believe they would have a material effect on the Company’s condensed consolidated and combined financial statements.

NOTE 3. Acquisitions

During the three months ended March 31, 2021 and 2020, the Company spent a total of $309,000 and $3.3 million, respectively, to acquire primarily undeveloped acreage, and in the case of the 2020 period, three vertical producing properties and two salt-water disposal wells in and around the Company’s existing properties for future exploration activities in the Midland Basin.

Grenadier Acquisition. In June 2019, HighPeak Energy Assets II, LLC (“HighPeak Assets II”) signed a purchase and sale agreement with Grenadier Energy Partners II, LLC (“Grenadier”) to acquire substantially all the oil and natural gas assets of Grenadier, effective June 1, 2019, subject to certain customary closing adjustments for a total purchase price of $615.0 million. Since HighPeak Assets II was contributed to the Predecessor in the HPK LP business combination, this purchase and sale agreement became part of the Predecessor effective October 1, 2019. A nonrefundable deposit of $61.5 million was paid to Grenadier in 2019 in addition to a $15.0 million nonrefundable extension payment in 2020 to extend the potential closing to May 2020. The Grenadier Acquisition was terminated in April 2020 and was not consummated and therefore a charge to expense of $76.5 million was recognized during the three months ended March 31, 2020.

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
●

Level 2 – quoted prices for similar assets or liabilities in active markets; quoted prices for identical assets or liabilities in markets that are not active; inputs other than quoted prices that are observable for the asset or liability (e.g., interest rates) and inputs derived principally from or corroborated by observable market data by correlation or other means.

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

The Company did not have any assets or liabilities that are measured at fair value on a recurring basis as of March 31, 2021 or December 31, 2020.

Assets and liabilities measured at fair value on a nonrecurring basis. Certain assets and liabilities are measured at fair value on a nonrecurring basis. These assets and liabilities are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances. Specifically, (i) stock-based compensation is measured at fair value on the date of grant based on Level 2 inputs based upon market data, (ii) the oil and natural gas properties of HighPeak Assets II that were contributed to the Predecessor discussed further and in more detail in Note 10 were measured at current estimated fair value using Level 3 inputs based upon market conditions in the area, and (iii) the estimates and fair value measurements used for the evaluation of proved property for potential impairment using Level 3 inputs based upon market conditions in the area. The Company assesses the recoverability of the carrying amount of certain assets and liabilities whenever events or changes in circumstances indicate the carrying amount of an asset or liability may not be recoverable. These assets and liabilities can include inventories, proved and unproved oil and natural gas properties and other long-lived assets that are written down to fair value when they are impaired or held for sale. The Company did not record any impairments to proved or unproved oil and natural gas properties for the periods presented in the accompanying condensed consolidated and combined financial statements.

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

Proved Properties. The Company performs assessments of its proved oil and natural gas properties accounted for under the successful efforts method of accounting whenever events or circumstances indicate that the carrying value of those assets may not be recoverable. An impairment loss is indicated if the sum of the expected future cash flows is less than the carrying amount of the assets. In these circumstances, the Company recognizes an impairment charge for the amount by which the carrying amount of the assets exceeds the estimated fair value of the assets.

The Company performed an impairment assessment of its proved oil and natural gas properties as of March 31, 2021 and December 31, 2020 and determined that its proved oil and natural gas properties were not impaired. The primary factors that may affect estimates of future cash flows for the Company's proved oil and natural gas properties are (i) future reserve adjustments, both positive and negative, to proved reserves and risk-adjusted probable and possible reserves, (ii) results of future drilling activities, (iii) management's price outlooks and (iv) increases or decreases in production and capital costs.

There is significant uncertainty surrounding the long-term impact to global oil demand due to the effects of the COVID-19 pandemic. It is reasonably possible that the carrying value of the Company's proved oil and natural gas properties could exceed their estimated fair value resulting in the need to impair their carrying values in the future. If incurred, an impairment of the Company's proved oil and natural gas properties could have a material adverse effect on the Company's financial condition and results of operations.

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

The changes in capitalized exploratory well costs are as follows (in thousands):

	Three Months Ended March 31,
	2021	2020
	Successor	Predecessor
Beginning capitalized exploratory well costs	$32,592	$11,427
Additions to exploratory well costs	42,098	46,865
Reclassification to proved properties	(67,445)	(17,315)
Exploratory well costs charged to exploration and abandonment expense	-	-
Ending capitalized exploratory well costs	$7,245	$40,977

All capitalized exploratory well costs have been capitalized for less than one year based on the date of drilling.

Note 6. Long-Term Debt

Revolving Credit Facility. In December 2020, the Company entered into a revolving credit facility with Fifth Third Bank, National Association (“Fifth Third”) as the administrative agent and sole lender (“Revolving Credit Facility”) that matures on June 17, 2024. The Revolving Credit Facility has an initial borrowing base of $40 million. The Company elected to reduce the aggregate elected commitments under the Revolving Credit Facility to $20 million. The borrowing capacity under the Revolving Credit Facility is equal to the lowest of (i) the borrowing base (which currently stands at $40.0 million), (ii) the aggregate elected commitments (which currently stand at $20.0 million) and (iii) $500.0 million. As of March 31, 2021 and December 31, 2020, the Company had no outstanding borrowings under the Revolving Credit Facility. Borrowings under the Revolving Credit Facility bear interest, at the option of the Company, based on (a) a rate per annum equal to the higher of (i) the prime rate announced from time to time by Fifth Third, (ii) the weighted average of the rates on overnight federal funds transactions with members of the Federal Reserve System during the last preceding business day plus 0.5 percent or (iii) the Adjusted LIBOR Rate, plus a margin (the “Applicable Margin”), which is currently 3.25 percent and is also determined by the Borrowing Base Utilization Percentage as defined in the Revolving Credit Facility. Letters of credit outstanding under the Revolving Credit Facility are subject to a per annum fee, representing the Applicable Margin plus 0.125 percent. The Company also pays commitment fees on undrawn amounts under the Revolving Credit Facility equal to 0.50 percent. Borrowings under the Revolving Credit Facility are secured by a first lien security interest on substantially all assets of the Company and its restricted subsidiaries, including mortgages on the Company’s and its restricted subsidiaries’ oil and natural gas properties.  The Revolving Credit Facility is scheduled to have the borrowing base redetermined semiannually in April and October. Additionally, the Company and Fifth Third each have the option for a wild card evaluation between redeterminations.  In March 2021, the Company’s borrowing base and bank commitments under the Revolving Credit Facility were increased to $50 million, subject to finalization of customary documentation.

The Revolving Credit Facility requires the maintenance of a ratio of total debt to EBITDAX, subject to certain adjustments, not to exceed 3.00 to 1.00 as of the last day of any fiscal quarter (commencing with the fiscal quarter ending June 30, 2021 since the Company has yet to borrow under the Revolving Credit Facility) and a current ratio, subject to certain adjustments of at least 1.00 to 1.00 as of the last day of any fiscal quarter.

The Company has limited equity cure rights for a breach of the above-listed financial covenants. Additionally, the Revolving Credit Facility contains additional restrictive covenants that limit the ability of the Company and its restricted subsidiaries to, among other things, incur additional indebtedness, incur additional liens, make investments and loans, enter into mergers and acquisitions, make or declare dividends and other payments, enter into certain hedging transactions, sell assets and engage in transactions with affiliates. The Revolving Credit Facility contains customary mandatory prepayments, including a monthly mandatory prepayment if the Consolidated Cash Balance (as defined in the Revolving Credit Agreement) is in excess of $20.0 million. In addition, the Revolving Credit Agreement is subject to customary events of default, including a change in control. If an event of default occurs and is continuing, the administrative agent or the majority of the lenders may accelerate any amounts outstanding and terminate lender commitments.

Note 7. Asset Retirement Obligations

The Company’s asset retirement obligations primarily relate to the future plugging and abandonment of wells and related facilities. Market risk premiums associated with asset retirement obligations are estimated to represent a component of the Company’s credit-adjusted risk-free rate that is utilized in the calculations of asset retirement obligations.

Asset retirement obligations activity is as follows (in thousands):

	Three Months Ended March 31,
	2021	2020
	Successor	Predecessor
Beginning asset retirement obligations	$2,293	$2,212
Liabilities incurred from new wells	163	97
Revision of estimates (a)	(10)	-
Accretion of discount	35	34
Ending asset retirement obligations	$2,481	$2,343

(a) The revisions to the Company’s asset retirement obligation estimates are primarily due to changes in estimated costs based on experience with the properties and their expected useful lives.

As of March 31, 2021 and December 31, 2020, all asset retirement obligations are considered noncurrent and classified as such in the accompanying consolidated balance sheet.

NOTE 8. Incentive Plans

401(k) Plan. The HighPeak Energy Employees, Inc 401(k) Plan (the “401(k) Plan”) is a defined contribution plan established under Section 401 of the Internal Revenue Code of 1986, as amended (the "Code"). As of October 1, 2020, all regular full-time and part-time employees of the Company are eligible to participate in the 401(k) Plan after three continuous months of employment with the Company. Participants may contribute up to 80 percent of their annual base salary into the 401(k) Plan. Matching contributions are made to the 401(k) Plan in cash by the Company in amounts equal to 100 percent of a participant’s contributions to the 401(k) Plan up to four percent of the participant’s annual base salary (the “Matching Contribution”). Each participant’s account is credited with the participant’s contributions, Matching Contributions and allocations of the 401(k) Plan’s earnings. Participants are fully vested in their account balances at their eligibility date. During the three months ended March 31, 2021 and 2020, the Company contributed $56,000 and zero to the 401(k) Plan, respectively.

Long-Term Incentive Plan. The Company’s 2020 Long-Term Incentive Plan (“LTIP”) provides for the granting of stock awards, stock options, dividend equivalents and substitute awards to directors, officers and employees of the Company. The number of shares available for grant pursuant to awards under the LTIP are as follows:

March 31, 2021
Approved and authorized awards	11,907,006
Awards granted under plan	(9,767,995)
Awards available for future grant	2,139,011

Stock Options. Stock options were granted to employees on August 24, 2020. Stock-based compensation expense related to the Company’s stock options for the three months ended March 31, 2021 and 2020 was $966,000 and zero, respectively, and as of March 31, 2021 and December 31, 2020 there was $2.9 million and $3.8 million, respectively, of unrecognized stock-based compensation expense related to unvested stock-based compensation awards. The unrecognized compensation expense will be recognized on a straight-line basis over the remaining vesting periods of the awards, which is a period of less than two years.

The Company estimates the fair values of stock options granted on the grant date using a Black-Scholes option valuation model, which requires the Company to make several assumptions. The expected term of options granted was determined based on the simplified method of the midpoint between the vesting dates and the contractual term of the options. The risk-free interest rate is based on the U.S. treasury yield curve rate for the expected term of the option at the date of grant and the volatility was based on the volatility of a peer group of companies with similar characteristics of the Company on the date of grant since the Company did not have any trading history. More detailed stock options activity and details are as follows:

	Stock Options	Exercise Price	Remaining Term in Years	Intrinsic Value (in thousands)
Outstanding at August 22, 2020	-
Awards granted	9,705,495	$10.00
Outstanding at December 31, 2020	9,705,495	$10.00	9.7	$57,942
Exercised	(154,268)	$10.00
Outstanding at March 31, 2021	9,551,227	$10.00	9.4	$-

Vested at December 31, 2020	7,204,163	$10.00	9.7	$43,009
Exercisable at December 31, 2020	7,204,163	$10.00	9.7	$43,009

Vested at March 31, 2021	7,049,895	$10.00	9.4	$-
Exercisable at March 31, 2021	7,049,895	$10.00	9.4	$-

Stock Issued to Directors. Stock was issued to the outside directors of the Company in November 2020 in the amount of 12,500 shares for each outside director, totaling 62,500 shares. There were no restrictions of these shares. Therefore stock-based compensation expense was recognized immediately upon the issuance of these shares in the amount of $302,000 which was based upon the closing price of the stock on the date the stock issuance was approved by the board of directors of the Company.

NOTE 9. Commitments and Contingencies

Leases. The Company adopted ASC Topic 842, “Leases” electing the transition method which permits entities to change the date of initial application to the beginning of the year of adoption and to recognize the effects of applying the new standard as a cumulative-effect adjustment to the opening balance of retained earnings. The Company elected this transition approach, however the cumulative impact of adoption in the opening balance of retained earnings as of January 1, 2020 was zero. Therefore, as of March 31, 2021 and December 31, 2020 the Company had operating right-of-use assets totaling $371,000 and $506,000, respectively, included in other noncurrent assets and operating lease liabilities totaling $374,000 and $508,000, respectively, $322,000 and $430,000, respectively, of which are included in other current liabilities and $52,000 and $78,000, respectively, are included in other noncurrent liabilities on the accompanying condensed consolidated balance sheets. The Company does not currently have any finance right-of-use leases. Maturities of the operating lease obligations are as follows (in thousands):

March 31, 2021
Remainder of 2021	$328
2022	53
Total lease payments	381
Less present value discount	(7)
Present value of lease liabilities	$374

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

Indemnifications. The Company has agreed to indemnify its directors, officers and certain employees and agents with respect to claims and damages arising from acts or omissions taken in such capacity, as well as with respect to certain litigation.

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

Salt-Water Disposal Commitments. The Company has committed to deliver a total of 5.5 MMBbl of produced water for disposal with two different third-party salt-water disposal companies, including 2.5 MMBbl between September 30, 2020 and September 30, 2021 and 3.0 MMBbl between July 24, 2020 and July 24, 2022. As of March 31, 2021, the Company has delivered approximately 2.1 MMBbl and 1.7 MMBbl, respectively under the two agreements. Both agreements require a payment for any volumes not delivered should the Company not perform under the agreements, indicating a remaining monetary commitment of approximately $760,000 as of March 31, 2021. Given the current production levels coupled with the wells planned to come on production during the remainder of 2021 and in to 2022, the Company expects to meet the volume commitments under these agreements.

NOTE 10. Related Party Transactions

General and Administrative Expenses. The general partner of HPK LP utilized HighPeak Energy Management, LLC (the “Management Company”) to provide services and assistance to conduct, direct and exercise full control over the activities of HPK LP per its Partnership Agreement. However, the Management Company is funded via payments from the parent companies of HighPeak I and HighPeak II pursuant to their respective Limited Partnership Agreements, as amended. Therefore, HPK LP reimbursed the parent companies of HighPeak I and HighPeak II for actual costs incurred by the Management Company. During the three months ended March 31, 2020, HPK LP paid $1.5 million each to the parent companies of HighPeak I and HighPeak II of which $2.2 million is included in general and administrative expenses in the accompanying results of operations for the three months ended March 31, 2020. Effective upon closing of the HighPeak business combination, the Management Company is no longer being paid by the Company as all costs directly attributable to the Company are paid by the Company going forward.

NOTE 11. Major Customers

Lion Oil Trading and Transportation, LLC (“Lion”) purchased approximately 96% of the Company’s crude oil, NGL and natural gas during the three months ended March 31, 2021. Enlink Crude Purchasing, LLC purchased approximately 88% of the Company’s crude oil, NGL and natural gas during the three months ended March 31, 2020. Based on the current demand for oil and natural gas and the availability of other purchasers, management believes the loss of these major purchasers would not have a material adverse effect on our financial condition and results of operations because crude oil and natural gas are fungible products with well-established markets and numerous purchasers.

NOTE 12. Income Taxes

On March 27, 2020, the Coronavirus Aid, Relief and Economic Security Act ("CARES Act") was signed into law. The CARES Act, among other things, includes provisions relating to refundable payroll tax credits, deferment of employer social security payments, net operating loss carryback periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitations and technical corrections to tax depreciation methods for qualified improvement property. The Company continues to examine how the CARES Act may impact its business, results of operations, financial condition and liquidity.

The Company’s income tax expense attributable to income from operations consisted of the following (in thousands):

Three Months Ended March 31, 2021
Current tax expense	$-
Deferred tax expense	1,115
Income tax expense	$1,115

The reconciliation between the income tax expense computed by multiplying pre-tax income by the U.S. federal statutory rate and the reported amounts of income tax expense is as follows (in thousands, except rate):

Three Months Ended March 31, 2021
Income tax expense at U.S. federal statutory rate	$1,230
Limited tax benefit due to stock-based compensation	(109)
Other	(6)
Income tax expense	$1,115
Effective income tax rate	19.0%

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities were as follows as of March 31, 2021 and December 31, 2020 (in thousands):

	March 31, 2021	December 31, 2020
Deferred tax assets:
Net operating loss carryforwards	$15,300	$9,725
Stock-based compensation	3,234	3,124
Other	31	31
Less: Valuation allowance	-	-
Net deferred tax assets	18,565	12,880
Deferred tax liabilities:
Oil and natural gas properties, principally due to differences in basis and depreciation and the deduction of intangible drilling costs for tax purposes	(58,578)	(51,778)
Net deferred tax liabilities	$(40,013)	$(38,898)

The effective income tax rate differs from the U.S. statutory rate of 21 percent primarily due to permanent differences between GAAP income and taxable income. Periods prior to August 22, 2020 are not shown because the Predecessors were treated as partnerships for U.S. federal income tax purposes and therefore do not record a provision for U.S. federal income tax because the partners of the Predecessors report their share of the Predecessors’ income or loss on their respective income tax returns. The Predecessors are required to file tax returns on Form 1065 with the IRS. The 2017 through 2020 tax years remain open to examination.

As required by ASC Topic 740, “Income Taxes,” (“ASC 740”) the Company uses reasonable judgments and makes estimates and assumptions related to evaluating the probability of uncertain tax positions. The Company bases its estimates and assumptions on the potential liability related to an assessment of whether the income tax position will “more likely than not” be sustained in an income tax audit. Based on that analysis, the Company believes the Company has not taken any material uncertain tax positions, and therefore has not recorded an income tax liability related to uncertain tax positions. However, if actual results materially differ, the Company’s effective income tax rate and cash flows could be affected in the period of discovery or resolution. The Company also reviews the estimates and assumptions used in evaluating the probability of realizing the future benefits of the Company’s deferred tax assets and records a valuation allowance when the Company believes that a portion or all the deferred tax assets may not be realized. If the Company is unable to realize the expected future benefits of its deferred tax assets, the Company is required to provide a valuation allowance. The Company uses its history and experience, overall profitability, future management plans, tax planning strategies, and current economic information to evaluate the amount of valuation allowance to record. As of March 31, 2021 and December 31, 2020, the Company has not recorded a valuation allowance for deferred tax assets arising from its operations because the Company believes they meet the “more likely than not” criteria as defined by the recognition and measurement provisions of ASC 740. However, the Company may not realize the $18.6 million and $12.9 million in deferred tax assets it has as of March 31, 2021 and December 31, 2020, respectively, if the estimates and assumptions used in evaluating the probability of realizing the future benefits of the Company's deferred tax assets change, which would affect the Company’s effective income tax rate and cash flows in the period of discovery or resolution.

On December 27, 2020, the Consolidated Appropriations Act was signed into law, an omnibus spending bill to fund the federal government that also includes an array of COVID-related tax relief for individuals and businesses.  The tax-related measures contained in the Consolidated Appropriations Act revise and expand provisions enacted earlier in the year by the Families First Coronavirus Response Act and the CARES Act.  The Consolidated Appropriations Act also extends a number of expiring tax provisions. Additionally, the Act provides for a 100% deduction for certain business meals incurred in calendar years 2021 and 2022, which were deductible at 50% for the year ending December 31, 2020. In addition, on March 11, 2021, the American Rescue Plan Act was signed into law, which includes additional COVID-related tax relief for individuals and businesses. The Company determined that income tax effects related to the passage of the Consolidated Appropriations Act and the American Rescue Plan Act were not material to the financial statements for the three months ended March 31, 2021.

The Company is also subject to Texas Margin Tax. The Company realized no Texas Margin Tax in the accompanying condensed consolidated and combined financial statements as we do not anticipate owing any Texas Margin Tax for any periods.

NOTE 13. Earnings Per Share

The Company uses the treasury stock method of calculating earnings per share because certain of the Company’s unvested stock-based awards qualify as participating securities.

The Company’s basic earnings per share attributable to common stockholders is computed as (i) net income as reported attributable to common stockholders, (ii) less participating basic earnings (iii) divided by weighted average basic common shares outstanding. The Company’s diluted earnings per share attributable to common stockholders is computed as (i) basic earnings attributable to common stockholders, (ii) plus reallocation of participating earnings (iii) divided by weighted average diluted shares outstanding. The components of basic and diluted earnings per share attributable to common stockholders are as follows (in thousands):

Successor
Three Months Ended March 31, 2020
Net income attributable to common stockholders	$4,744
Participating share-based earnings (a)	-
Basic and diluted net income attributable to common stockholders	$4,744

Basic weighted average shares outstanding	92,592
Dilution attributable to stock-based compensation awards	2,890
Diluted weighted average shares outstanding	95,482

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

NOTE 14. Stockholders’ Equity (Successor)

At March 31, 2021 and December 31, 2020, the Company had 92,675,898 and 91,967,565 shares of common stock outstanding, respectively, 9,500,174 and 10,225,472 warrants outstanding, respectively, with an exercise price of $11.50 per share that expire on August 21, 2025 and 10,209,300 and 10,209,300 CVRs outstanding, respectively that give the holders a right to receive up to 2.125 shares of HighPeak Energy common stock per CVR to satisfy the Preferred Returns (with an equivalent number of shares of Company common stock held by HighPeak I and HighPeak II being collectively forfeited in connection therewith).  As such, HighPeak I and HighPeak II have placed a total of 21,694,763 shares of common stock of the Company in escrow.

NOTE 15. Partners’ Capital (Predecessor)

Allocation of partner’s net profits and losses. Net income or loss and net gain or loss on investments of the Predecessor for the period are allocated among its partners in proportion to the relative capital contributions made to the Predecessor. The Predecessor realized a net loss of $80.8 million for the three months ended March 31, 2020.

Partner’s distributions. The proceeds distributable by the Predecessor (which shall include all proceeds attributable to the disposition of investments, net of expenses) is distributable in accordance with their respective Partnership Agreements.

NOTE 16. Subsequent Events

Commodity Derivative Financial Instruments. In April of 2021, the Company entered into commodity derivative financial instruments with Fifth Third to hedge a portion of its crude oil production. Details of the contracts are as follows:

	2021				2022
	Second Quarter	Third Quarter	Fourth Quarter	Total	First Quarter	Second Quarter	Total
Oil Price Swaps - WTI: (a)
Volume (Bbls)	152,500	230,000	230,000	612,500	225,000	75,000	300,000
Price per Bbl	$61.40	$61.40	$61.40	$61.40	$61.40	$61.40	$61.40

(a)	These oil derivative contracts are settled based on the NYMEX – WTI calendar month average futures price.

Crude oil marketing contract. In May 2021, the Company entered into a crude oil marketing contract with Lion as the purchaser and DKL Permian Gathering, LLC (“DKL”) as the gatherer and transporter. The contract includes the Company’s current and future crude oil production from its horizontal wells in Flat Top where DKL will construct an oil gathering system and custody transfer meters to all the Company’s central tank batteries. The oil gathering system and custody transfer meters are expected to be operational by October 2021. The contract contains a minimum volume commitment commencing October 2021 based on the gross barrels delivered at the Company’s central tank battery facilities and is 5,000 Bopd for the first year, 7,500 Bopd for the second year and 10,000 Bopd for the remaining eight years of the contract. However, the Company has the ability under the contract to cumulatively bank excess volumes delivered to offset future minimum volume commitments. The Company believes it will meet the minimum volume commitments based on the Company’s current gross production levels and the current Flat Top development plan.

Natural gas purchasing replacement contract. In May 2021, the Company entered into a replacement gas purchase contract with WTG Gas Processing, L.P. (“WTG”) as the gatherer, processor and purchaser of the Company’s current and future gross natural gas production in Flat Top. The replacement contract provides the Company with improved natural gas and NGL pricing and requires WTG to expand its current low-pressure gathering system, which eliminates the need for in-field compression in Flat Top to accommodate the Company’s increased natural gas production volumes based on the current plan of development. In exchange for the improved pricing terms and expansion of the gathering system, the Company will provide WTG with certain aid-in-construction payments. The replacement contract does not contain minimum volume commitments.  Once operational, the expanded natural gas gathering system will reduce flaring and the emission of greenhouse gases.

PART I. FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis is intended to assist you in understanding our business and results of operations together with our present financial condition. This section should be read in conjunction with our historical consolidated and combined financial statements and related notes. This discussion contains certain “forward‑looking statements” reflecting our current expectations, estimates and assumptions concerning events and financial trends that may affect our future operating results or financial position. These forward-looking statements involve risks and uncertainties and actual results and the timing of events may differ materially from those contained in these forward‑looking statements due to a number of factors. Factors that could cause or contribute to such differences include, but are not limited to, market prices for oil, NGL and natural gas, capital expenditures, economic and competitive conditions, regulatory changes and other uncertainties. Please read “Cautionary Statement Regarding Forward‑Looking Statements.” We assume no obligation to update any of these forward‑looking statements, except as required by applicable law.

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

The Company’s assets are located primarily in Howard County, Texas, which lies within the north eastern part of the oil-rich Midland Basin. As of March 31, 2021, the assets consisted of two highly contiguous leasehold positions of approximately 58,452 gross (50,635 net) acres, approximately 37% of which were held by production, with an average working interest of 87%. Our acreage is composed of two core areas with the northern block named Flat Top and the southern block named Signal Peak. Approximately 97% of the operated acreage provides for horizontal wells with lateral lengths of 10,000 feet or greater. For the three months ended March 31, 2021, approximately 95% and 5% of production from the assets were attributable to liquids (both oil and NGL) and natural gas, respectively. As of March 31, 2021, HighPeak Energy was drilling with one (1) rig. We are the operator on approximately 95% of the net acreage across our assets. Further, as of March 31, 2021, there were approximately 124 gross (80.0 net) producing wells, including 28 gross (26.6 net) horizontal wells, with total sales volumes of approximately 7,263 Boe/d in March 2021. In addition, as of March 31, 2021, the Company was in the process of drilling two (2) wells and was in various stages of completing eight (8) wells.

The financial results as presented in this section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” consist of the historical results of HPK LP for the three months ended March 31, 2020 and the Company for the three months ended March 31, 2021. At the Closing of the HighPeak business combination on August 21, 2020, the Company’s “predecessors” for accounting purposes were HPK LP for the period from October 1, 2019 through August 21, 2020 and HighPeak I from January 1, 2017 through September 30, 2019 (collectively, the “Predecessors”).

Outlook

HighPeak Energy’s financial position and future prospects, including its revenues, operating results, profitability, liquidity, future growth and the value of its assets, depend primarily on prevailing commodity prices. The oil and natural gas industry is cyclical and commodity prices are highly volatile. For example, during the period from January 1, 2018 through March 31, 2021, the calendar month average NYMEX WTI crude oil price per Bbl ranged from a low of $16.70 to a high of $70.76, and the last trading day NYMEX natural gas price per MMBtu ranged from a low of $1.50 to a high of $4.72. For the month of April 2020, the calendar month average NYMEX WTI crude oil price was $16.70 per Bbl and the last trading day NYMEX natural gas price was $1.63 per MMBtu. Due to the absence of any debt, the Company has not historically entered into any hedges. With the addition of the Revolving Credit Facility in December 2020, HighPeak Energy entered into hedging arrangements in late-April 2021, prior to borrowing under the Revolving Credit Facility that is anticipated in the second quarter of 2021.

Financial and Operating Performance

The Company's financial and operating performance for the three months ended March 31, 2021 and 2020 included the following highlights:

•

Net income was $4.7 million ($0.05 per diluted share) compared with a net loss of the Company’s Predecessor of $80.8 million for three months ended March 31, 2021 and 2020, respectively. The primary components of the $85.6 million increase in net income include:

•

a $76.5 million charge to expense during the three months ended March 31, 2020 related to an acquisition that was terminated in April 2020 primarily attributable to the downturn in oil prices related to COVID-19 whereby the Company had paid a $61.5 million nonrefundable deposit during 2019 plus a $15 million extension payment paid in 2020 that was also nonrefundable;

•

a $21.1 million increase in oil, NGL and natural gas revenues due to a 270% increase in daily sales volumes resulting from the Company’s successful horizontal drilling program in the Permian Basin, in addition to a 52% increase in average realized commodity prices per Boe; and

•

a $1.1 million decrease in general and administrative expenses primarily as a result of more general and administrative costs being allocated to drilling and completion operations and construction projects and producing properties due to increased activity and well count in the 2021 period compared with 2020, no business combination charges in 2021 compared with 2020, lower salaries and benefits due to the reduction in workforce that was initiated in the early stages of the COVID-19 pandemic in 2020 and lower exploration general and administrative expenses that are classified as exploration and abandonment expense now that they are identifiable and not included as a component of administration fees paid to a management company; and

•

a $162,000 decrease in the Company's oil and natural gas production costs due to the completion of the Company’s water disposal system infrastructure that came online in January 2021 coupled with the decreased reliance on generators for power along with other cost reduction efforts implemented by the company in response to the downturn in crude oil prices in 2020 as a result of the COVID-19 pandemic;

partially offset by:

•

a $9.6 million increase in depletion, depreciation and amortization expense due to a 270% increase in overall sales volumes, plus a 5% increase in the depletion, depreciation and amortization rate from $25.83 to $27.25 per Boe, primarily as a result of costs incurred on the Company’s water disposal infrastructure which do not directly increase proved reserves and recently completed wells which did not meet the SEC guidelines to be included in our proved reserves as of March 31, 2021 ;

•

a $1.4 million increase in the production and ad valorem taxes due partially to an increase in production taxes per Boe from $1.67 to $2.53, or 51%, due to higher overall realized prices of 52% and an increase in ad valorem taxes per Boe from $0.70 to $0.97, or 39%, due to a greater proportion of horizontal wells which are valued higher for tax purposes in Texas;

•

a $1.1 million increase in the Company’s income tax expense due to the net income experienced during the three months ended March 31, 2021 and the fact that the Predecessor was a pass through entity for income tax purposes and did not recognize any tax expense or benefit on their financial statements;

•	a $966,000 increase in stock-based compensation expense related to stock options that were granted in August 2020 upon the Company’s going public; and

•

a $188,000 increase in exploration and abandonment expenses primarily as a result of exploration general and administrative expenses that are being classified as a part of exploration and abandonment expense now that they are identifiable and not merely a component of administration fees paid to a management company plus $49,000 in abandoned leasehold costs related to various undeveloped leasehold costs that the Company opted not to renew.

•

During the three months ended March 31, 2021, average daily sales volumes totaled 5,290 Boe/d, compared with 1,428 Boe/d during the same period in 2020, an increase of 270% over the same period in 2020, due to the Company's successful horizontal drilling program in the Permian Basin.

•

Weighted average realized oil prices per Bbl increased during the three months ended March 31, 2021 to $58.36, compared with $40.76 for the same period in 2020. Weighted average NGL prices per Bbl increased during the three months ended March 31, 2021 to $27.82, compared with $12.29 for the same period in 2020. Weighted average natural gas prices per Mcf increased to $2.23 during the three months ended March 31, 2021, compared with $0.07 during the same period in 2020.

•	Cash provided by operating activities totaled $11.4 million for the three months ended March 31, 2021, compared with $6.0 million for the three months ended March 31, 2020.

Recent Events

Revolving Credit Facility. The Company entered into its Revolving Credit Facility in December 2020, but as of March 31, 2021, had not drawn on the Revolving Credit Facility. The Company anticipates that it will begin to draw on the Revolving Credit Facility in the second quarter of 2021 which currently has a $40.0 million borrowing base, but only a $20.0 million commitment at the Company’s election. In March 2021, the Company’s borrowing base was increased to $50.0 million, and the Company received an increased commitment to $50.0 million, subject to finalization of customary documentation.

Exercises of Warrants and Options. During the three months ended March 31, 2021, the Company received cash of $9.1 million related to the exercise of 788,009 of its $11.50 warrants and $1.6 million cash related to the exercise of 154,268 of stock options by employees of the Company.

Crude oil marketing contract. In May 2021, the Company entered into a crude oil marketing contract with Lion Oil Trading and Transportation, LLC (“Lion”) as the purchaser and DKL Permian Gathering, LLC (“DKL”) as the gatherer and transporter. The contract includes the Company’s current and future crude oil production from its horizontal wells in Flat Top where DKL will construct an oil gathering system and custody transfer meters to all the Company’s central tank batteries. The oil gathering system and custody transfer meters are expected to be operational by October 2021. This system will reduce the Company’s cost to transport its crude oil to market and significantly reduce the trucking traffic in and around our development at Flat Top. The contract contains a minimum volume commitment commencing October 2021 based on the gross barrels delivered at the Company’s central tank battery facilities and is 5,000 Bopd for the first year, 7,500 Bopd for the second year and 10,000 Bopd for the remaining eight years of the contract. However, the Company has the ability under the contract to cumulatively bank excess volumes delivered to offset future minimum volume commitments. The Company believes it will meet this minimum volume commitments based on the Company’s current gross production levels and the current Flat Top development plan.

Natural gas purchasing replacement contract. In May 2021, the Company entered into a replacement gas purchase contract with WTG Gas Processing, L.P. (“WTG”) as the gatherer, processor and purchaser of the Company’s current and future gross natural gas production in Flat Top. The replacement contract provides the Company with improved natural gas and NGL pricing and requires WTG to expand its current low-pressure gathering system, which eliminates the need for in-field compression in Flat Top to accommodate the Company’s increased natural gas production volumes based on the current plan of development. In exchange for the improved pricing terms and expansion of the gathering system, the Company will provide WTG with certain aid-in-construction payments. The replacement contract does not contain minimum volume commitments. Once operational, the expanded natural gas gathering system will reduce flaring and the emission of greenhouse gases.

COVID-19. The COVID-19 pandemic has negatively impacted the global economy, disrupted global supply chains and created significant volatility and disruption of financial and commodity markets. In addition, the pandemic has resulted in travel restrictions, business closures and the institution of quarantining and other restrictions on movement in many communities. As a result, there has been a significant reduction in demand for and prices of oil and natural gas, which has adversely affected our business. There continues to be uncertainty around the extent and duration of disruption, including any resurgence, and we expect that the longer the period of such disruption continues, the greater the adverse impact will be on our business. The degree to which the COVID-19 pandemic or any other public health crisis adversely impacts our results will depend on future developments, which are highly uncertain and cannot be predicted, including, but not limited to, the duration and spread of the outbreak, its severity, the actions taken by governmental authorities and third parties in response to the COVID-19 pandemic, its impact on the U.S. and world economies, the U.S. capital markets and market conditions, and how quickly and to what extent normal economic and operating conditions can resume.

Derivative Financial Instruments

Derivative financial instrument exposure. At March 31, 2021, the Company was not a party to any derivative financial instruments.

New commodity derivative contracts. Subsequent to March 31, 2021, the Company entered into derivative contracts to hedge a portion of estimated future production. Refer to Note 16 of the Notes to Consolidated and Combined Financial Statements included in “Item 1. Condensed Consolidated and Combined Financial Statements (Unaudited)” for additional information regarding these commodity derivative contracts.

Operations and Drilling Highlights

Average daily oil, NGL and natural gas sales volumes are as follows:

Three Months Ended March 31, 2021
Oil (Bbls)	4,735
NGL (Bbls)	294
Natural Gas (Mcf)	1,568
Total (Boe)	5,290

The Company's liquids production was 95 percent of total production on a Boe basis for the three months ended March 31, 2021.

Costs incurred are as follows (in thousands):

Three Months Ended March 31, 2021
Unproved property acquisition costs	$309
Proved acquisition costs	-
Total acquisitions	309
Development costs	2,777
Exploration costs	42,098
Total finding and development costs	45,184
Asset retirement obligations	154
Total costs incurred	$45,338

The following table sets forth the total number of horizontal wells drilled and completed during the three months ended March 31, 2021:

	Three Months Ended March 31, 2021
	Drilled		Completed
	Gross	Net	Gross	Net
Flat Top area	4	4	6	5.2
Signal Peak area	2	1.4	-	-
Total	6	5.4	6	5.2

The Company currently plans to operate one (1) drilling rig and an average of one (1) frac fleet in the Permian Basin during the remainder of 2021. However, the scope, duration and magnitude of the direct and indirect effects of the COVID-19 pandemic are continuing to evolve and in ways that are difficult or impossible to anticipate. Given the dynamic nature of this situation, the Company is maintaining flexibility in its capital plan and will continue to evaluate drilling and completion activity on an economic basis, with future activity levels assessed monthly.

During the three months ended March 31, 2021, the Company successfully completed and placed on production six horizontal wells in the Flat Top area, five (5) of which are in the Wolfcamp A and one (1) of which is in the Lower Spraberry formations. The Company had eight (8) wells in various stages of completion as of March 31, 2021, five (5) of which are in the Wolfcamp A and one (1) of which is in the Lower Spraberry formations located in the Flat Top area and one is in the Wolfcamp D and one is in the Wolfcamp C formations in the Signal Peak area. Subsequent to the end of the quarter, we placed six of these wells on production and many have begun to produce oil. As of March 31, 2021, the Company was in the process of drilling two (2) wells in the Flat Top area, one (1) in the Wolfcamp A and one (1) in the Lower Spraberry formations.

Results of Operations

Factors Affecting the Comparability of the Predecessor Historical Financial Results

The comparability of the predecessor results of operations among the periods presented, and for future periods, is impacted by the following factors:

•

As a corporation, under the Code, HighPeak Energy is subject to U.S. federal income taxes at a statutory rate of 21% of pretax earnings. This is a significant change from the Predecessor’s historical results because they were treated as partnerships for U.S. federal income tax purposes and, as such, the partners of the Predecessor reported their share of the Company’s income or loss on their respective income tax returns;

•

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

•	During the three months ended March 31, 2020, HPK LP recognized a charge to expense of $76.5 million related to the termination of the Grenadier Acquisition.

Three Months Ended March 31, 2021 Compared with Three Months Ended March 31, 2020

Oil, NGL and natural gas revenues.

Average daily sales volumes are as follows:

	Three Months Ended March 31,
	2021	2020	% Change
	Successor	Predecessor
Oil (Bbls)	4,735	1,220	288%
NGL (Bbls)	294	134	119%
Natural Gas (Mcf)	1,568	445	252%
Total (Boe)	5,290	1,428	270%

The increase in average daily Boe sales volumes for the three months ended March 31, 2021, compared with the same period in 2020 was due to the Company's successful horizontal drilling program.

The oil, NGL and natural gas prices that the Company reports are based on the market prices received for each commodity. The weighted average realized prices are as follows:

	Three Months Ended March 31,
	2021	2020	% Change
	Successor	Predecessor
Oil per Bbl	$58.36	$40.76	43%
NGL per Bbl	$27.82	$12.29	126%
Natural Gas per Mcf	$2.23	$0.07	3,086%
Total per Boe	$54.01	$35.58	52%

Oil and natural gas production costs.

Oil and natural gas production costs in total and per Boe are as follows (in thousands, except percentages and per Boe amounts):

	Three Months Ended March 31,
	2021	2020	% Change
	Successor	Predecessor
Lease operating expenses	$2,227	$2,389	(7)%
Lease operating expenses per Boe	$4.68	$18.39	(75)%

The decrease in lease operating expenses can primarily be attributed to the completion of the Company’s water disposal system infrastructure that came online in January 2021 coupled with the decreased reliance on generators for power and other cost reduction efforts implemented by the company in response to the downturn in crude oil prices in 2020 as a result of the COVID-19 pandemic.

Production and ad valorem taxes.

Production and ad valorem taxes are as follows (in thousands, except percentages):

	Three Months Ended March 31,
	2021	2020	% Change
	Successor	Predecessor
Production and ad valorem taxes	$1,664	$308	440%

In general, production taxes and ad valorem taxes are directly related to commodity production volume and price changes; however, Texas ad valorem taxes are based upon prior year commodity prices, whereas production taxes are based upon current year commodity prices.

Production and ad valorem taxes per Boe are as follows:

	Three Months Ended March 31,
	2021	2020	% Change
	Successor	Predecessor
Production taxes per Boe	$2.53	$1.67	51%
Ad valorem taxes per Boe	$0.97	$0.70	39%

The increase in production taxes per Boe for the three months ended March 31, 2021, compared with the same period in 2020, was primarily due to the 52% increase in realized prices. The increase in ad valorem taxes per Boe for the three months ended March 31, 2021, compared with the same period in 2020, was primarily due to a large number of wells that have come on production during 2020 which did not incur ad valorem tax in 2020  and for which 2021 will be the first year that they will be assessed ad valorem taxes. In Texas, ad valorem taxes are based on a valuation of the wells on January 1 of a given year.

Depletion, depreciation and amortization expense.

Depletion, depreciation and amortization (“DD&A”) expense and DD&A expense per Boe are as follows (in thousands, except percentages and per Boe amounts):

	Three Months Ended March 31,
	2021	2020	% Change
	Successor	Predecessor
DD&A expense	$12,963	$3,356	286%
DD&A expense per Boe	$27.22	$25.83	5%

The increase in DD&A was primarily due to the increased production associated with our successful horizontal drilling program. Also, the increase in DD&A per Boe was primarily the result of costs incurred on the Company’s water disposal infrastructure which do not directly increase proved reserves and recently completed wells which did not meet the SEC guidelines to be included in our proved reserves as of March 31, 2021 .

General and administrative expense.

General and administrative expense and general and administrative expense per Boe as well as stock-based compensation expense are as follows (in thousands, except percentages and per Boe amounts):

	Three Months Ended March 31,
	2021	2020	% Change
	Successor	Predecessor
General and administrative expense	$1,759	$2,861	(39)%
General and administrative expense per Boe	$3.69	$22.03	(83)%
Stock based compensation expense	$966	$-	100%

The decrease in general and administrative expense for the three months ended March 31, 2021, compared with the same period in 2020, is primarily a result of more general and administrative costs being allocated to drilling and completion operations and construction projects and producing properties due to increased activity and well count, no business combination charges in 2021, lower salaries and benefits due to the reduction in workforce that was initiated in the early stages of the COVID-19 pandemic in 2020 and lower exploration general and administrative expenses that are being classified as a part of exploration and abandonment expense now that they are identifiable and not included as a component of administration fees paid to a management company.

The increase in noncash stock-based compensation expense is due to stock options being granted to officers and employees upon completion of the business combination.

Income tax expense.

	Three Months Ended March 31,
	2021	2020	% Change
	Successor	Predecessor
Income tax expense	$1,115	$-	100%
Effective income tax rate	19.0%	0.0%	100%

The change in income tax expense during the three months ended March 31, 2021, compared with the same period in 2020, was due to the fact that the Predecessor was treated as a partnership for U.S. federal income tax purposes and, as such, the partners of the Predecessor reported their share of the Company’s income or loss on their respective income tax returns.  In contrast, HighPeak Energy is a corporation and is subject to U.S. federal income taxes on any income or loss following the business combination on August 21, 2020.  The effective income tax rate differs from the statutory rate primarily due to permanent differences between GAAP income and taxable income. See Note 12 of Notes to Consolidated Financial Statements included in "Item 1. Condensed Consolidated and Combined Financial Statements (Unaudited)" for additional information.

Liquidity and Capital Resources

Liquidity. In response to the COVID-19 pandemic and commensurate decrease in oil, NGL and natural gas prices, the Company took steps during 2020 to reduce, defer or cancel certain planned capital expenditures, shut-in the majority of its production and reduce its overall cost structure commensurate with its expected level of activities. During July 2020, the Company began putting its wells back on production based on the recovery of oil and natural gas prices. Subsequent to the Closing of the HighPeak business combination, the Company began completing the twelve (12) wells that were drilled but not yet completed when operations were shut down early in 2020. The Company also began running one (1) drilling rig in September 2020. The Company drilled and completed a salt-water disposal well near the center of our current northern acreage operating area and completed phase one of a water disposal infrastructure system to dispose the water that we anticipate producing with the development drilling planned in 2021 and beyond. Also, in late December 2020, the Company entered into a Revolving Credit Facility with an initial borrowing base of $40.0 million; however, the Company elected to reduce the aggregate elected commitments to $20.0 million.  The Revolving Credit Facility remained undrawn at March 31, 2021. Associated with the Revolving Credit Facility, the Company is required to enter into commodity hedging instruments, which it did in April 2021, to protect against price fluctuations on a portion of its proved developed producing reserves commencing prior to drawing on the Revolving Credit Facility. See Note 16 of the Notes to Consolidated and Combined Financial Statements included in “Item 1. Condensed Consolidated and Combined Financial Statements (Unaudited)” for additional information regarding these commodity derivative contracts.

The Company's primary sources of short-term liquidity are (i) cash and cash equivalents, (ii) net cash provided by operating activities, (iii) borrowings from our Revolving Credit Facility, (iv) on an opportunistic basis, issuances of debt or equity securities and (v) other sources, such as sales of nonstrategic assets.

As of March 31, 2021, the Company had no outstanding borrowings and approximately $20.0 million available to borrow under its Revolving Credit Facility. The Company also had unrestricted cash on hand of $9.6 million as of March 31, 2021. In March 2021, the Company’s borrowing base and bank commitments under the Revolving Credit Facility were increased to $50.0 million, subject to finalization of customary documentation.

The Company's primary needs for cash are for (i) capital expenditures, (ii) acquisitions of oil and natural gas properties, (iii) payments of contractual obligations, and (iv) working capital obligations. Funding for these cash needs may be provided by any combination of the Company's sources of liquidity. Although the Company expects that its sources of funding will be adequate to fund its 2021 planned capital expenditures and provide adequate liquidity to fund other needs, no assurance can be given that such funding sources will be adequate to meet the Company's future needs.

2021 capital budget. The Company has set its capital budget for 2021 at approximately $115 to $125 million for drilling, completion, facilities and equipping oil wells plus $20 to $25 million for field infrastructure buildout and other costs. HighPeak Energy expects to fund its forecasted capital expenditures with cash on its balance sheet, cash generated by operations and through borrowings under its Revolving Credit Facility. The Company's capital expenditures for the three months ended March 31, 2021 were $45.2 million.

Capital resources. Cash flows from operating, investing and financing activities are summarized below (in thousands).

	Three Months Ended March 31,
	2021	2020	% Change
	Successor	Predecessor
Net cash provided by operating activities	$11,373	$6,028	89%
Net cash used in investing activities	$(31,921)	$(57,090)	(44)%
Net cash provided by financing activities	$10,634	$54,000	(80)%

Operating activities. The increase in net cash flow provided by operating activities for the three months ended March 31, 2021, compared with 2020, was primarily related to higher revenues associated with increased production volumes as a result of our successful horizontal drilling program and increased realized prices. Partially offsetting this increase was a greater accounts receivable balance resulting from the higher oil, NGL and natural gas revenues related to increased sales volumes and realized prices in the current period.

Investing activities. The decrease in net cash used in investing activities for the three months ended March 31, 2021, compared with 2020, was primarily due to decreases in additions to oil and natural gas properties as the Company was running two rigs for a portion of the 2020 period compared with only one rig in 2021 and decreases in oil and natural gas acquisition costs. During the prior year period, the Company also funded an extension payment of $11.0 million related to an acquisition in 2020 that was terminated and funded notes receivable to Pure of $4.0 million related to the HighPeak business combination.

Financing activities. The Company's significant financing activities are as follows:

•	2021: The Company received $9.1 million from the exercise of 788,009 of the Company’s $11.50 warrants and $1.6 million from the exercise of 154,268 of stock options by employees of the Company.

•	2020: The Company’s Predecessors received $54.0 million in capital contributions from its partners.

Contractual obligations. The Company's contractual obligations include leases (primarily related to contracted drilling rigs, equipment and office facilities), capital funding obligations and other liabilities. Other joint owners in the properties operated by the Company could incur portions of the costs represented by these commitments.

New Accounting Pronouncements

Our historical condensed consolidated and combined financial statements and related notes to condensed consolidated and combined financial statements contain information that is pertinent to our management’s discussion and analysis of financial condition and results of operations. Preparation of financial statements in conformity with accounting principles generally accepted in the United States requires that our management make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and the disclosure of contingent assets and liabilities. However, the accounting principles used by us generally do not change our reported cash flows or liquidity. Interpretation of the existing rules must be done, and judgments made on how the specifics of a given rule apply to us.

In management’s opinion, the more significant reporting areas impacted by management’s judgments and estimates are the choice of accounting method for oil and natural gas activities, oil and natural gas reserve estimation, asset retirement obligations, impairment of long-lived assets, valuation of stock-based compensation, valuation of business combinations, accounting and valuation of nonmonetary transactions, litigation and environmental contingencies, valuation of financial derivative instruments, uncertain tax positions and income taxes.

Management’s judgments and estimates in all the areas listed above are based on information available from both internal and external sources, including engineers, geologists and historical experience in similar matters. Actual results could differ from the estimates as additional information becomes known.

There have been no material changes in our critical accounting policies and procedures during the three months ended March 31, 2021. See our disclosure of critical accounting policies in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 8. Financial Statements and Supplementary Data” of our Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC on March 15, 2021.

New accounting pronouncements issued but not yet adopted. The effects of new accounting pronouncements are discussed in Note 2 of Notes to Condensed Consolidated and Combined Financial Statements included in "Item 1. Condensed Consolidated and Combined Financial Statements (Unaudited)."

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s major market risk exposure is the pricing it receives for its sales of oil, NGL and natural gas. Pricing for oil, NGL and natural gas has been volatile and unpredictable for several years, and HighPeak Energy expects this volatility to continue in the future.

During the period from January 1, 2018 through March 31, 2021, the calendar month average NYMEX WTI crude oil price per Bbl ranged from a low of $16.70 to a high of $70.76, and the last trading day NYMEX natural gas price per MMBtu ranged from a low of $1.50 to a high of $4.72. For the month of April 2020, the calendar month average NYMEX WTI crude oil price was $16.70 per Bbl and the last trading day NYMEX natural gas price was $1.63 per MMBtu. A $1.00 per barrel increase (decrease) in the weighted average oil price for the three months ended March 31, 2021 would have increased (decreased) the Company’s revenues by approximately $1.8 million on an annualized basis and a $0.10 per Mcf increase (decrease) in the weighted average natural gas price for the three months ended March 31, 2021 would have increased (decreased) the Company’s revenues by approximately $57,000 on an annualized basis.

Due to this volatility, the Company has begun to use, commodity derivative instruments, such as collars, puts and swaps, to hedge price risk associated with a portion of anticipated production. These hedging instruments allow the Company to reduce, but not eliminate, the potential effects of the variability in cash flow from operations due to fluctuations in oil and natural gas prices and provide increased certainty of cash flows for its drilling program. These instruments provide only partial price protection against declines in oil and natural gas prices and may partially limit the Company’s potential gains from future increases in prices. The Company has entered into hedging arrangements to protect its capital expenditure budget and to protect its Revolving Credit Facility borrowing base. The Company does not enter into any commodity derivative instruments, including derivatives, for speculative or trading purposes.

Counterparty and Customer Credit Risk. The Company’s derivative contracts expose it to credit risk in the event of nonperformance by counterparties. The Company’s collateral for the outstanding borrowings under the Revolving Credit Facility is also collateral for the Company’s commodity derivatives. The Company evaluates the credit standing of its counterparties as it deems appropriate. Counterparties to HighPeak Energy’s derivative contracts have investment grade ratings.

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

The average forward prices based on March 31, 2021 market quotes were as follows:

	Remainder of 2021	Year Ending December 31, 2022
Average forward NYMEX oil price per Bbl	$57.95	$54.23
Average forward NYMEX natural gas price per MMBtu	$2.76	$2.64

The average forward purchase prices based on May 12, 2021 market quotes were as follows:

	Remainder of 2021	Year Ending December 31, 2022
Average forward NYMEX oil price per Bbl	$65.19	$61.55
Average forward NYMEX natural gas price per MMBtu	$3.05	$2.77

Credit risk. The Company's primary concentration of credit risks are associated with (i) the collection of receivables resulting from the sale of oil and natural gas production and (ii) the risk of a counterparty's failure to meet its obligations under derivative contracts with the Company.

The Company monitors exposure to counterparties primarily by reviewing credit ratings, financial criteria and payment history. Where appropriate, the Company obtains assurances of payment, such as a guarantee by the parent company of the counterparty or other credit support. The Company's oil and natural gas is sold to various purchasers who must be prequalified under the Company's credit risk policies and procedures. Historically, the Company's credit losses on oil, NGL and natural gas receivables have not been material.

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

ITEM 4.     CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Exchange Act, HighPeak Energy has evaluated, under the supervision and with the participation of the Company’s management, including HighPeak Energy’s principal executive officer and principal financial officer, the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the fiscal period covered by this Report. Based on that evaluation, HighPeak Energy’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were effective, as of the end of the period covered by this Report, in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, including that such information is accumulated and communicated to the Company’s management, including the principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the three months ended March 31, 2021 that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

The Company is party to various proceedings and claims incidental to its business. While many of these matters involve inherent uncertainty, the Company believes that the amount of the liability, if any, ultimately incurred with respect to these proceedings and claims will not have a material adverse effect on the Company's consolidated financial position as a whole or on its liquidity, capital resources or future results of operations.

ITEM 1A.     RISK FACTORS

In addition to the information set forth in this report, the risks that are discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, under the headings "Risk Factors,” “Business and Properties,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Quantitative and Qualitative Disclosures About Market Risk” should be carefully considered, as such risks could materially affect the Company's business, financial condition or future results. There has been no material change in the Company's risk factors that were described in the Company’s Annual Report on Form 10-K.

These risks are not the only risks facing the Company. Additional risks and uncertainties not currently known to the Company or that it currently deems to be immaterial also may have a material adverse effect on the Company's business, financial condition or future results.

HIGHPEAK ENERGY, INC.

ITEM 6.     EXHIBITS

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

4.4	Description of Securities Registered Under Section 12 of the Securities Exchange Act of 1934, as amended.

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

31.1*	Certification of the Company’s Chief Executive Officer Pursuant to Section 302 of the Sarbanes Oxley Act of 2002 (18 U.S.C. Section 7241)

31.2*	Certification of the Company’s Chief Financial Officer Pursuant to Section 302 of the Sarbanes Oxley Act of 2002 (18 U.S.C. Section 7241)

32.1**	Certification of the Company’s Chief Executive Officer Pursuant to Section 906 of the Sarbanes Oxley Act of 2002 (18 U.S.C. Section 1350)

32.2**	Certification of the Company’s Chief Financial Officer Pursuant to Section 906 of the Sarbanes Oxley Act of 2002 (18 U.S.C. Section 1350)

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

_________________

*	Filed herewith.
**	Furnished herewith.
+	Certain schedules, annexes or exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K but will be furnished supplementally to the SEC upon request.

HIGHPEAK ENERGY, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned hereto duly authorized.

HIGHPEAK ENERGY, INC.

May 17, 2021	By:	/s/ Steven Tholen
Steven Tholen
Chief Financial Officer

May 17, 2021	By:	/s/ Keith Forbes
Keith Forbes
Vice President and Chief Accounting Officer