Form 10-Q
period 2021-06-30
HighPeak Energy, Inc.
filed 2021-08-09
CIK 1792849

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

or

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

Yes ☐     No ☒

As of August 5, 2021, there were 92,743,677 shares of common stock, par value $0.0001 per share, issued and outstanding.

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

•	“Credit Agreement” means the Company’s Credit Agreement, dated as of December 17, 2020, as amended from time to time, among HighPeak Energy, Inc., as Borrower, Fifth Third Bank, National Association, as administrative agent, and the Lenders party thereto.
•	"DD&A" means depletion, depreciation and amortization expense.

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

•

“First Amendment” means the First Amendment to Credit Agreement, dated as of June 23, 2021, among HighPeak Energy, Inc., as Borrower, Fifth Third Bank, National Association, as administrative agent, and the Lenders party thereto.

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

•	“Proved developed nonproducing reserves” Proved reserves that are developed nonproducing reserves.
•	“Proved developed producing reserves” Proved reserves that are developed producing reserves.
•

“Proved developed reserves” Proved reserves that can be expected to be recovered through existing wells with existing equipment and operating methods and can be expected to be recovered through extraction technology installed and operational at the time of the reserve estimate.

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

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (UNAUDITED)

HighPeak Energy, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share data)

	June 30, 2021	December 31, 2020
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$12,842	$19,552
Accounts receivable	23,786	7,722
Subscription receivable	-	3,596
Prepaid expenses	1,062	2,254
Inventory	217	121
Deposits	50	50
Total current assets	37,957	33,295
Oil and natural gas properties, using the successful efforts method of accounting:
Proved properties	497,938	367,372
Unproved properties	114,435	152,741
Accumulated depletion, depreciation and amortization	(47,200)	(17,477)
Total oil and natural gas properties, net	565,173	502,636
Other property and equipment, net	1,057	1,092
Other noncurrent assets	236	907
Total assets	$604,423	$537,930
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable - trade	$18,018	$7,581
Accrued liabilities	20,727	12,374
Derivatives	12,558	-
Other current liabilities	3,037	2,480
Total current liabilities	54,340	22,435
Noncurrent liabilities:
Long-term debt, net	11,918	-
Deferred income taxes	41,432	38,898
Asset retirement obligations	2,965	2,293
Other	26	78
Commitments and contingencies (Note 10)
Stockholders' equity:
Preferred stock, $0.0001 par value, 10,000,000 shares authorized, none issued and outstanding at June 30, 2021 and December 31, 2020	-	-
Common stock, $0.0001 par value, 600,000,000 shares authorized, 92,728,781 and 91,967,565 shares issued and outstanding at June 30, 2021 and December 31, 2020, respectively	9	9
Additional paid-in capital	590,455	581,426
Accumulated deficit	(96,722)	(107,209)
Total stockholders' equity	493,742	474,226
Total liabilities and stockholders' equity	$604,423	$537,930

The accompanying notes are an integral part of these condensed consolidated and combined financial statements.

HighPeak Energy, Inc.
Condensed Consolidated and Combined Statements of Operations (in thousands, except per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	Successor	Predecessor	Successor	Predecessor
Operating Revenues:
Crude oil sales	$46,985	$938	$71,855	$5,462
NGL and natural gas sales	1,285	6	2,132	105
Total operating revenues	48,270	944	73,987	5,567
Operating Costs and Expenses:
Oil and natural gas production	4,692	1,814	6,919	4,203
Production and ad valorem taxes	2,543	94	4,207	402
Exploration and abandonments	463	1	654	4
Depletion, depreciation and amortization	16,857	1,735	29,820	5,091
Accretion of discount on asset retirement obligations	37	35	72	69
General and administrative	1,617	1,412	3,376	4,273
Stock-based compensation	1,023	-	1,989	-
Total operating costs and expenses	27,232	5,091	47,037	14,042
Income (loss) from operations	21,038	(4,147)	26,950	(8,475)
Interest income	-	-	1	-
Interest expense	(152)	-	(206)	-
Derivative loss, net	(13,596)	-	(13,596)	-
Other expense	(127)	-	(127)	(76,503)
Income (loss) before income taxes	7,163	(4,147)	13,022	(84,978)
Income tax expense	1,420	-	2,535	-
Net income (loss)	$5,743	$(4,147)	$10,487	$(84,978)
Earnings per share:
Basic net income	$0.06		$0.11
Diluted net income	$0.06		$0.10

Weighted average shares outstanding:
Basic	92,676		92,634
Diluted	92,676		92,830

The accompanying notes are an integral part of these condensed consolidated and combined financial statements.

HighPeak Energy, Inc.
Condensed Consolidated Statement of Changes in Stockholders' Equity (Successor)
(in thousands)
(Unaudited)

Three and Six Months Ended June 30, 2021
	Shares Outstanding	Common Stock	Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Total Stockholders' Equity
Balance, December 31, 2020	91,968	$9	$581,426	$(107,209)	$474,226
Exercise of warrants	554	-	5,466	-	5,466
Stock-based compensation costs:
Shares issued upon options being exercised	154	-	1,574	-	1,574
Compensation costs included in net income	-	-	966	-	966
Net income	-	-	-	4,744	4,744
Balance, March 31, 2021	92,676	9	589,432	(102,465)	486,976
Stock-based compensation costs:
Restricted shares issued to outside directors	53	-	-	-	-
Compensation costs included in net income	-	-	1,023	-	1,023
Net income	-	-	-	5,743	5,743
Balance, June 30, 2021	92,729	$9	$590,455	$(96,722)	$493,742

The accompanying notes are an integral part of these condensed consolidated and combined financial statements.

HighPeak Energy, Inc.
Condensed Consolidated Statement of Changes in Partners' Capital (Predecessor)
(in thousands)
(Unaudited)

Three and Six Months Ended June 30, 2020
	General Partner Capital	Limited Partners' Capital	Total Partners' Capital
Balance, December 31, 2019	$-	$464,716	$464,716
Cash capital contributions	-	54,000	54,000
Net loss	-	(80,831)	(80,831)
Balance, March 31, 2020	-	437,885	437,885
Net loss	-	(4,147)	(4,147)
Balance, June 30, 2020	$-	$433,738	$433,738

The accompanying notes are an integral part of these condensed consolidated and combined financial statements.

HighPeak Energy, Inc.
Condensed Consolidated and Combined Statements of Cash Flows (in thousands)
(Unaudited)

	Six Months Ended June 30,
	2021	2020
	Successor	Predecessor
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$10,487	$(84,978)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operations:
Exploration and abandonment expense	369	4
Depletion, depreciation and amortization expense	29,820	5,091
Accretion expense	72	69
Stock-based compensation expense	1,989	-
Amortization of debt issuance costs	77	-
Derivative-related activity	12,558	-
Loss on terminated acquisition	-	76,500
Deferred income taxes	2,535	-
Changes in operating assets and liabilities:
Accounts receivable	(16,064)	2,886
Prepaid expenses, inventory and other current assets	(366)	(3,621)
Accounts payable and accrued liabilities	5,803	(763)
Net cash provided by (used in) operating activities	47,280	(4,812)
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to oil and natural gas properties	(89,959)	(49,016)
Changes in working capital associated with oil and natural gas property additions	15,223	7,652
Acquisitions of oil and natural gas properties	(2,070)	(3,298)
Other property additions	(61)	(50)
Issuance of notes receivable	-	(5,907)
Extension payment on acquisition	-	(15,000)
Net cash used in investing activities	(76,867)	(65,619)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under revolving credit facility	14,000	-
Proceeds from exercises of warrants	5,466	-
Proceeds from subscription receivable from exercises of warrants	3,596	-
Proceeds from exercises of stock options	1,574	-
Debt issuance costs	(1,759)	-
Contributions from partners	-	54,000
Net cash provided by financing activities	22,877	54,000
Net decrease in cash and cash equivalents	(6,710)	(16,431)
Cash and cash equivalents, beginning of period	19,552	22,711
Cash and cash equivalents, end of period	$12,842	$6,280

Supplemental disclosure of certain cash and non-cash transactions:
Cash paid for interest	$133	$-
Cash paid (received) for income taxes	$-	$-
Non-cash additions to asset retirement obligations	$600	$97

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

HighPeak Energy’s common stock and warrants are listed and traded on the Nasdaq Global Market (the "Nasdaq") under the ticker symbols “HPK” and “HPKEW,” respectively. HighPeak Energy’s Contingent Value Rights (“CVRs”) are currently traded on the Over-The-Counter market under the ticker symbol “HPKER,” although the Company has applied for listing on the Nasdaq. The Company is an independent oil and natural gas exploration and production company that explores for, develops and produces oil, NGL and natural gas in the Permian Basin in West Texas, more specifically, the Midland Basin. Our acreage is composed of two core areas, Flat Top to the north and Signal Peak to the south.

NOTE 2. Basis of Presentation and Summary of Significant Accounting Policies

Presentation. In the opinion of management, the unaudited interim condensed consolidated and combined financial statements of the Company as of June 30, 2021 and December 31, 2020 and for the three and six months ended June 30, 2021 (Successor), and for the three and six months ended June 30, 2020 (Predecessor) include all adjustments and accruals, consisting only of normal, recurring adjustments and accruals necessary for a fair presentation of the results for the interim periods in conformity with generally accepted accounting principles in the United States ("GAAP"). The operating results for the three and six months ended June 30, 2021 are not indicative of results for a full year.

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

Principles of consolidation. The condensed consolidated and combined financial statements include the accounts of the Company and its wholly owned subsidiaries since August 22, 2020, and its Predecessors and their wholly owned subsidiaries since their acquisition or formation for all periods prior to and including August 21, 2020. All material intercompany balances and transactions have been eliminated. Certain reclassifications have been made to prior period amounts to conform to the current period’s presentation.

Use of estimates in the preparation of financial statements. Preparation of the Company's unaudited interim condensed consolidated and combined financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Depletion of oil and natural gas properties and evaluations for impairment of proved and unproved oil and natural gas properties, in part, is determined using estimates of proved, probable and possible oil, NGL and natural gas reserves. There are numerous uncertainties inherent in the estimation of quantities of proved, probable and possible reserves and in the projection of future rates of production and the timing of development expenditures. Similarly, evaluations for impairment of proved and unproved oil and natural gas properties are subject to numerous uncertainties including, among others, estimates of future recoverable reserves, commodity price outlooks and future undiscounted and discounted net cash flows. Other items subject to such estimates and assumptions include, but are not limited to, the carrying value of oil and natural gas properties, asset retirement obligations, equity-based compensation, fair value of derivatives and estimates of income taxes. Actual results could differ from the estimates and assumptions utilized.

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

Accounts receivable. As of June 30, 2021 and December 31, 2020, the Company’s accounts receivables primarily consist of amounts due from the sale of crude oil, NGL and natural gas of $16.3 million and $4.2 million, respectively, and are based on estimates of sales volumes and realized prices the Company anticipates it will receive, joint interest receivables of $4.2 million and $345,000, respectively, a current U.S. federal income tax receivable of $3.2 million and $3.2 million, respectively, and other receivables of $123,000 and zero, respectively. The Company’s share of oil, NGL and natural gas production is sold to various purchasers who must be prequalified under the Company’s credit risk policies and procedures. The Company’s credit risk related to collecting accounts receivables is mitigated by using credit and other financial criteria to evaluate the credit standing of the entity obligated to make payment on the accounts receivable, and where appropriate, the Company obtains assurances of payment, such as a guarantee by the parent company of the counterparty or other credit support. The Company routinely reviews outstanding balances and establishes allowances for bad debts equal to the estimable portions of accounts receivable for which failure to collect is considered probable. As of June 30, 2021 and December 31, 2020, the Company had no allowance for doubtful accounts.

Subscription receivable.  In accordance with the Financial Accounting Standards Board ("FASB") Accounting Standards Codification (“ASC”) 505-10-45-2, “Receivables for Issuance of Equity,” the Company recorded a subscription receivable as of December 31, 2020 related to the exercise of warrants prior to December 31, 2020 as the cash was collected before the financial statements were issued or available to be issued.  Prior to December 31, 2020, a total of 312,711 warrants were exercised for cash proceeds of $3.6 million.  Due to the timing of the exercises, the shares underlying the warrants were issued in December 2020 and the proceeds were received subsequent to December 31, 2020.  The outstanding proceeds were recorded as a subscription receivable in the accompanying balance sheets as of December 31, 2020. There is no subscription receivable as of June 30, 2021 as all cash related to exercises of warrants was received prior to the balance sheet date.

Inventory. Inventory is comprised primarily of oil and natural gas drilling or repair items such as tubing, casing, proppant used to fracture-stimulate oil and natural gas wells, water, chemicals, operating supplies and ordinary maintenance materials and parts. The materials and supplies inventory is primarily acquired for use in future drilling or repair operations and is carried at the lower of cost or net realizable value, on a weighted average cost basis. Valuation allowances for materials and supplies inventories are recorded as reductions to the carrying values of the materials and supplies inventories in the Company’s condensed consolidated balance sheet and as charges to other expense in the condensed consolidated statements of operations. The Company’s materials and supplies inventory as of June 30, 2021 and December 31, 2020 is $217,000 and $121,000, respectively, and the Company has not recognized any valuation allowance to date.

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

Due to the capital-intensive nature and the geographical location of certain projects, it may take an extended period of time to evaluate the future potential of an exploration project and the economics associated with making a determination on its commercial viability. In these instances, the project’s feasibility is not contingent upon price improvements or advances in technology, but rather the Company’s ongoing efforts and expenditures related to accurately predict the hydrocarbon recoverability based on well information, gaining access to other companies’ production data in the area, transportation or processing facilities and/or getting partner approval to drill additional appraisal wells. These activities are ongoing and are being pursued constantly. Consequently, the Company’s assessment of suspended exploratory well costs is continuous until a decision can be made that the project has found sufficient proved reserves to sanction the project or is noncommercial and is charged to exploration and abandonment expense. See Note 6 for additional information.

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

Other property and equipment, net. Other property and equipment is recorded at cost. The carrying values of other property and equipment, net of accumulated depreciation of $334,000 and $237,000 as of June 30, 2021 and December 31, 2020, respectively, are as follows (in thousands):

	June 30, 2021	December 31, 2020
Land	$731	$725
Information technology	208	292
Transportation equipment	92	41
Leasehold improvements	17	24
Field equipment	9	10
Total other property and equipment, net	$1,057	$1,092

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

Debt issuance costs. The Company has paid a total of $2.2 million in debt issuance costs, $1.8 million of which was incurred during the six months ended June 30, 2021, related to its revolving credit facility. Amortization based on the straight-line method over the term of the revolving credit facility which approximates the effective interest method was $77,000 and zero during the six months ended June 30, 2021 and 2020, respectively. As of June 30, 2021, the net debt issuance costs are netted against the outstanding long-term debt on the accompanying balance sheet in accordance with GAAP. As of December 31, 2020, the net debt issuance costs are included in noncurrent assets on the accompanying consolidated balance sheet due to the fact that the revolving credit facility was undrawn at the time. See Note 7 for additional information regarding the Company’s revolving credit facility.

Leases. The Company enters into leases for drilling rigs, storage tanks, equipment and buildings and recognizes lease expense on a straight-line basis over the lease term. Lease right-of-use assets and liabilities are initially recorded on the lease commencement date based on the present value of lease payments over the lease term. As most of the Company’s lease contracts do not provide an implicit discount rate, the Company uses its incremental borrowing rate, which is determined based on information available at the commencement date of a lease. Leases may include renewal, purchase or termination options that can extend or shorten the term of a lease. The exercise of those options is at the Company’s sole discretion and is evaluated at inception and throughout the contract to determine if a modification of the lease term is required. Leases with an initial term of 12 months or less are not recorded as lease right-of-use assets and liability. See Note 10 for additional information.

Accounts payable, accrued liabilities and derivative liabilities. Accounts payable, accrued liabilities and derivative liabilities as of June 30, 2021 and December 31, 2020 totaled approximately $54.3 million and $22.4 million, respectively, including trade accounts payable, derivative liabilities, revenues payable and accruals for capital expenditures, operating and general and administrative expenses, operating leases and other miscellaneous items.

Asset retirement obligations. The Company records a liability for the fair value of an asset retirement obligation in the period in which the associated asset is acquired or placed into service, if a reasonable estimate of fair value can be made. Asset retirement obligations are generally capitalized as part of the carrying value of the long-lived asset to which it relates. Conditional asset retirement obligations meet the definition of liabilities and are recorded when incurred and when fair value can be reasonably estimated. See Note 8 for additional information.

Revenue recognition. The Company follows FASB ASC 606, “Revenue from Contracts with Customers,” (“ASC 606”) whereby the Company recognizes revenues from the sales of oil and natural gas to its purchasers and presents them disaggregated on the Company’s condensed consolidated and combined statements of operations.

The Company enters into contracts with purchasers to sell its oil and natural gas production. Revenue on these contracts is recognized in accordance with the five-step revenue recognition model prescribed in ASC 606. Specifically, revenue is recognized when the Company’s performance obligations under these contracts are satisfied, which generally occurs with the transfer of control of the oil and natural gas to the purchaser. Control is generally considered transferred when the following criteria are met: (i) transfer of physical custody, (ii) transfer of title, (iii) transfer of risk of loss and (iv) relinquishment of any repurchase rights or other similar rights. Given the nature of the products sold, revenue is recognized at a point in time based on the amount of consideration the Company expects to receive in accordance with the price specified in the contract. Consideration under the oil and natural gas marketing contracts is typically received from the purchaser one to two months after production. As of June 30, 2021 and December 31, 2020, the Company had receivables related to contracts with purchasers of approximately $16.3 million and $4.2 million, respectively.

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

Derivatives. All of the Company’s derivatives are accounted for as non-hedge derivatives and are recorded at estimated fair value in the condensed consolidated balance sheets. All changes in the fair values of its derivative contracts are recorded as gains or losses in the earnings of the periods in which they occur. The Company enters into derivatives under master netting arrangements, which, in an event of default, allows the Company to offset payables to and receivables from the defaulting counterparty. The Company classifies the fair value amounts of derivative assets and liabilities executed under master netting arrangements as net current or noncurrent derivative assets or net current of noncurrent derivative liabilities, whichever the case may be, by commodity and counterparty.

The Company’s credit risk related to derivatives is a counterparties’ failure to perform under derivative contracts owed to the Company. The Company uses credit and other financial criteria to evaluate the credit standing of, and to select, counterparties to its derivative instruments. Although the Company does not obtain collateral or otherwise secure the fair value of its derivative instruments, associated credit risk is mitigated by the Company’s credit risk policies and procedures.

The Company has entered into International Swap Dealers Association Master Agreements (“ISDA Agreements”) with each of its derivative counterparties. The terms of the ISDA Agreements provide the Company and the counterparties with rights of set off upon the occurrence of defined acts of default by either the Company or a counterparty to a derivative, whereby the party not in default may set off all derivative liabilities owed to the defaulting party against all derivative asset receivables from the defaulting party. See Note 5 for additional information.

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

The Company reviews its deferred tax assets for recoverability and establishes a valuation allowance based on projected future taxable income, applicable tax strategies and the expected timing of the reversals of existing temporary differences. A valuation allowance is provided when it is more likely than not (likelihood of greater than 50 percent) that some portion or all the deferred tax assets will not be realized. The Company has not established a valuation allowance as of June 30, 2021 and December 31, 2020.

The Company recognizes the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained upon examination by the taxing authorities, based upon the technical merits of the position. If all or a portion of the unrecognized tax benefit is sustained upon examination by the taxing authorities, the tax benefit will be recognized as a reduction to the Company’s deferred tax liability and will affect the Company’s effective tax rate in the period it is recognized. See Note 13 for addition information.

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

Stock-based compensation. Stock-based compensation expense for stock option awards is measured at the grant date or modification date, as applicable, using the fair value of the award, and is recorded, net of forfeitures, on a straight-line basis over the requisite service period of the respective award. The fair value of stock option awards is determined on the grant date or modification date, as applicable, using a Black-Scholes option valuation model with the following inputs; (i) the grant date’s closing stock price, (ii) the exercise price of the stock options, (iii) the expected term of the stock option, (iv) the estimated risk-free adjusted interest rate for the duration of the option’s expected term, (v) the expected annual dividend yield on the underlying stock and (vi) the expected volatility over the option’s expected term.

Stock-based compensation for HighPeak Energy common stock issued to directors with no restrictions thereon, is measured at the grant date using the fair value of the award and is recognized as stock-based compensation in the accompanying financial statements immediately. Stock-based compensation for restricted stock awarded to outside directors is measured at the grant date using the fair value of the award and is recognized on a straight-line basis over the requisite service period of the respective award.

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

Adoption of new accounting standards. In December 2019, the FASB issued Accounting Standards Update (“ASU”) No. 2019-12, “Simplifying the Accounting for Income Taxes (Topic 740).” The new guidance simplifies the accounting for income taxes by eliminating certain exceptions related to the approach for intra-period tax allocation, the methodology for calculating income taxes in an interim period, hybrid taxes, and the recognition of deferred tax liabilities for outside basis differences.  It also clarifies and simplifies other aspects of the accounting for income taxes.  Amendments are to be applied prospectively, except for certain amendments that are to be applied either retrospectively or with a modified retrospective approach through a cumulative effect adjustment recorded to retained earnings.  The Company adopted ASU 2019-12 on January 1, 2021, which did not have a material impact on the Company's condensed consolidated and combined financial statements.

New accounting pronouncements. In March 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting (“ASU 2020-04”), and in January 2021, issued ASU No. 2021-01, Reference Rate Reform (Topic 848): Scope (“ASU 2021-01”), to provide clarifying guidance regarding the scope of Topic 848.  ASU 2020-04 was issued to provide optional guidance for a limited period of time to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform on financial reporting.  Generally, the guidance is to be applied as of any date from the beginning of an interim period that includes or is subsequent to March 12, 2020, or prospectively from a date within an interim period that includes or is subsequent to March 12, 2020, up to the date that the financial statements are available to be issued.  ASU 2020-04 and ASU 2021-01 are effective for all entities through December 31, 2022.  As of June 30, 2021, the Company has not elected to use the optional guidance and continues to evaluate the options provided by ASU 2020-04 and ASU 2021-01.  See Note 7 for discussion of the use of the London Interbank Offered Rate (“LIBOR”) in connection with borrowings under the Credit Agreement.

The Company has evaluated other recently issued, but not yet effective, accounting pronouncements and does not believe they would have a material effect on the Company’s condensed consolidated and combined financial statements.

NOTE 3. Acquisitions

During the six months ended June 30, 2021 and 2020, the Company incurred a total of $2.1 million and $3.3 million, respectively, to acquire primarily undeveloped acreage, and in the case of the 2020 period, three vertical producing properties and two salt-water disposal wells in and around the Company’s existing properties for future exploration activities in the Midland Basin.

Grenadier Acquisition. In June 2019, HighPeak Energy Assets II, LLC (“HighPeak Assets II”) signed a purchase and sale agreement with Grenadier Energy Partners II, LLC (“Grenadier”) to acquire substantially all the oil and natural gas assets of Grenadier, effective June 1, 2019, subject to certain customary closing adjustments for a total purchase price of $615.0 million. Since HighPeak Assets II was contributed to the Predecessor in the HPK LP business combination, this purchase and sale agreement became part of the Predecessor effective October 1, 2019. A nonrefundable deposit of $61.5 million was paid to Grenadier in 2019 in addition to a $15.0 million nonrefundable extension payment in 2020 to extend the potential closing to May 2020. The Grenadier Acquisition was terminated in April 2020 and was not consummated and therefore a charge to expense of $76.5 million was recognized during the six months ended June 30, 2020.

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

Assets and liabilities measured at fair value on a recurring basis. Assets and liabilities measured at fair value on a recurring basis as of June 30, 2021 are as follows (in thousands):

	As of June 30, 2021
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Liabilities:
Commodity price derivatives	$-	$12,558	$-	$12,558

The Company did not have any assets or liabilities that are measured at fair value on a recurring basis as of December 31, 2020.

Commodity price derivatives. The Company’s commodity price derivatives are currently made up entirely of crude oil swap contracts. The Company measures derivatives using an industry-standard pricing model that is provided by a third party.  The inputs utilized in the third-party discounted cash flow and option-pricing models for valuing commodity price derivatives include forward prices for crude oil, contracted volumes, volatility factors and time to maturity, which are considered Level 2 inputs.

Assets and liabilities measured at fair value on a nonrecurring basis. Certain assets and liabilities are measured at fair value on a nonrecurring basis. These assets and liabilities are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances. Specifically, (i) stock-based compensation is measured at fair value on the date of grant based on Level 1 inputs for restricted stock awards or Level 2 inputs for stock option awards based upon market data, and (ii) the estimates and fair value measurements used for the evaluation of proved property for potential impairment using Level 3 inputs based upon market conditions in the area. The Company assesses the recoverability of the carrying amount of certain assets and liabilities whenever events or changes in circumstances indicate the carrying amount of an asset or liability may not be recoverable. These assets and liabilities can include inventories, proved and unproved oil and natural gas properties and other long-lived assets that are written down to fair value when they are impaired or held for sale. The Company did not record any impairments to proved or unproved oil and natural gas properties for the periods presented in the accompanying condensed consolidated and combined financial statements.

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

The Company performed an impairment assessment of its proved oil and natural gas properties as of June 30, 2021 and December 31, 2020 and determined that its proved oil and natural gas properties were not impaired. The primary factors that may affect estimates of future cash flows for the Company's proved oil and natural gas properties are (i) future reserve adjustments, both positive and negative, to proved reserves and risk-adjusted probable and possible reserves, (ii) results of future drilling activities, (iii) management's price outlooks and (iv) increases or decreases in production and capital costs.

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

NOTE 5. Derivative Financial Instruments

The Company primarily utilizes commodity swap contracts to (i) reduce the effect of price volatility on the commodities the Company produces and sells, and (ii) support the Company’s capital budgeting and expenditure plans and (iii) support the payment of contractual obligations.

The following table summarizes the effect of derivatives on the Company’s condensed consolidated statements of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	Successor	Predecessor	Successor	Predecessor
Noncash derivative gain (loss), net	$(12,558)	$-	$(12,558)	$-
Cash payments on settled derivative instruments, net	(1,038)	-	(1,038)	-
Derivative gain (loss), net	$(13,596)	$-	$(13,596)	$-

Crude oil production derivatives. The Company sells its oil production at the lease and the sales contracts governing such oil production are tied directly to, or are correlated with, NYMEX WTI oil prices. As such, the Company uses NYMEX WTI derivative contracts to manage future oil price volatility.

The Company’s outstanding crude oil derivative contracts as of June 30, 2021 and the weighted average oil prices per barrel for those contracts are as follows:

	2021			2022
	Third Quarter	Fourth Quarter	Total	First Quarter	Second Quarter	Total
Oil Price Swaps
Volume (Bbls)	460,000	460,000	920,000	450,000	302,500	752,500
Price per Bbl	$61.91	$61.91	$61.91	$61.91	$62.16	$61.95

The Company uses credit and other financial criteria to evaluate the credit standings of, and to select, counterparties to its derivative financial instruments. Although the Company does not obtain collateral or otherwise secure the fair value of its derivative financial instruments, associated credit risk is mitigated by the Company’s credit risk policies and procedures.

Net derivative liabilities associated with the Company’s open commodity derivatives are all with Fifth Third Bank, National Association (“Fifth Third”) as of June 30, 2021.

NOTE 6. Exploratory Well Costs

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

The changes in capitalized exploratory well costs are as follows (in thousands):

Six Months Ended June 30, 2021
Beginning capitalized exploratory well costs	$32,592
Additions to exploratory well costs	75,289
Reclassification to proved properties	(106,749)
Exploratory well costs charged to exploration and abandonment expense	-
Ending capitalized exploratory well costs	$1,132

All capitalized exploratory well costs have been capitalized for less than one year based on the date of drilling.

Note 7. Long-Term Debt

The components of long-term debt, including the effects of debt issuance costs, are as follows (in thousands):

	June 30,	December 31,
	2021	2020
Revolving Credit Facility due 2024	$14,000	$-
Debt issuance costs, net (a)	(2,082)	-
Total debt	11,918	-
Less current portion of long-term debt	-	-
Long-term debt, net	$11,918	$-

(a) Debt issuance costs as of June 30, 2021 consisted of $2.2 million in costs less accumulated amortization of $81,000. Debt issuance costs as of December 31, 2020 of $401,000, net of accumulated amortization of $4,000, were classified in other noncurrent assets on the accompanying balance sheet due to the fact that the Company had no outstanding debt at that time.

Revolving Credit Facility. In December 2020, the Company entered into a Credit Agreement with Fifth Third as the administrative agent and sole lender to establish a revolving credit facility (“Revolving Credit Facility”) that matures on June 17, 2024. The Revolving Credit Facility had an initial borrowing base of $40.0 million. However, the Company elected to reduce the aggregate elected commitments under the Revolving Credit Facility to $20.0 million. In June 2021, the Company entered into the First Amendment to the Credit Agreement to among other things, (i) complete the semi-annual borrowing base redetermination process which increased the borrowing base from $40.0 million to $125,0 million and (ii) modify the terms of the Credit Agreement to increase the aggregate elected commitments from $20.0 million to $125.0 million. A syndicate of banks joined the credit facility at differing levels of commitments with Fifth Third remaining the administrative agent.

The borrowing capacity under the Revolving Credit Facility is equal to the lowest of (i) the borrowing base (which currently stands at $125.0 million), (ii) the aggregate elected commitments (which currently stand at $125.0 million) and (iii) $500.0 million. As of June 30, 2021 and December 31, 2020, the Company had $14.0 million and zero, respectively, outstanding borrowings under the Revolving Credit Facility. Borrowings under the Revolving Credit Facility bear interest, at the option of the Company, based on (a) a rate per annum equal to the higher of (i) the prime rate announced from time to time by Fifth Third, (ii) the weighted average of the rates on overnight federal funds transactions with members of the Federal Reserve System during the last preceding business day plus 0.5 percent or (iii) the Adjusted LIBOR Rate, plus a margin (the “Applicable Margin”), which is currently 3.25 percent and is also determined by the Borrowing Base Utilization Percentage as defined in the Revolving Credit Facility. Letters of credit outstanding under the Revolving Credit Facility are subject to a per annum fee, representing the Applicable Margin plus 0.125 percent. The Company also pays commitment fees on undrawn amounts under the Revolving Credit Facility equal to 0.50 percent. Borrowings under the Revolving Credit Facility are secured by a first lien security interest on substantially all assets of the Company and its restricted subsidiaries, including mortgages on the Company’s and its restricted subsidiaries’ oil and natural gas properties.  The Revolving Credit Facility is scheduled to have the borrowing base redetermined semiannually in April and October. Additionally, the Company and Fifth Third each have the option for a wild card evaluation between redeterminations.

The Credit Agreement specifies that if LIBOR is no longer a widely used benchmark rate, or if it is no longer used for determining interest rates for loans in the United States, a replacement interest rate that fairly reflects the cost to the lenders of funding loans shall be established by the Administrative Agent, as defined in the Credit Agreement, in consultation with the Company.  See Note 2 for reference rate reform.

The Revolving Credit Facility requires the maintenance of a ratio of total debt to EBITDAX, subject to certain adjustments, not to exceed 3.00 to 1.00 as of the last day of any fiscal quarter (commencing with the fiscal quarter ending June 30, 2021) and a current ratio, subject to certain adjustments, of at least 1.00 to 1.00 as of the last day of any fiscal quarter.

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

Note 8. Asset Retirement Obligations

The Company’s asset retirement obligations primarily relate to the future plugging and abandonment of wells and related facilities. Market risk premiums associated with asset retirement obligations are estimated to represent a component of the Company’s credit-adjusted risk-free rate that is utilized in the calculations of asset retirement obligations.

Asset retirement obligations activity is as follows (in thousands):

Six Months Ended June 30, 2021
Beginning asset retirement obligations	$2,293
Liabilities incurred from new wells	610
Revision of estimates (a)	(10)
Accretion of discount	72
Ending asset retirement obligations	$2,965

(a) The revisions to the Company’s asset retirement obligation estimates are primarily due to changes in estimated costs based on experience with the properties and their expected useful lives.

As of June 30, 2021 and December 31, 2020, all asset retirement obligations are considered noncurrent and classified as such in the accompanying consolidated balance sheet.

NOTE 9. Incentive Plans

401(k) Plan. The HighPeak Energy Employees, Inc 401(k) Plan (the “401(k) Plan”) is a defined contribution plan established under Section 401 of the Internal Revenue Code of 1986, as amended (the "Code"). As of October 1, 2020, all regular full-time and part-time employees of the Company are eligible to participate in the 401(k) Plan after three continuous months of employment with the Company. Participants may contribute up to 80 percent of their annual base salary into the 401(k) Plan. Matching contributions are made to the 401(k) Plan in cash by the Company in amounts equal to 100 percent of a participant’s contributions to the 401(k) Plan up to four percent of the participant’s annual base salary (the “Matching Contribution”). Each participant’s account is credited with the participant’s contributions, Matching Contributions and allocations of the 401(k) Plan’s earnings. Participants are fully vested in their account balances at their eligibility date. During the six months ended June 30, 2021 and 2020, the Company contributed $111,000 and zero to the 401(k) Plan, respectively.

Long-Term Incentive Plan. The Company’s Long-Term Incentive Plan (“LTIP”) provides for the granting of stock awards, stock options, dividend equivalents and substitute awards to directors, officers and employees of the Company. The number of shares available for grant pursuant to awards under the LTIP are as follows:

June 30, 2021
Approved and authorized awards	12,047,866
Awards issued under plan	(9,681,506)
Awards available for future grant	2,366,360

Stock Options. Stock option awards were granted to employees on August 24, 2020. Stock-based compensation expense related to the Company’s stock option awards for the six months ended June 30, 2021 and 2020 was $1.9 million and zero, respectively, and as of June 30, 2021 and December 31, 2020 there was $1.9 million and $3.8 million, respectively, of unrecognized stock-based compensation expense related to unvested stock option awards. The unrecognized compensation expense will be recognized on a straight-line basis over the remaining vesting periods of the awards, which is a period of less than two years.

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

	Stock Options	Exercise Price	Remaining Term in Years	Intrinsic Value (in thousands)
Outstanding at August 22, 2020	-
Awards granted	9,705,495	$10.00
Outstanding at December 31, 2020	9,705,495	$10.00	9.7	$57,942
Exercised	(154,268)	$10.00
Outstanding at June 30, 2021	9,551,227	$10.00	9.2	$-

Vested at December 31, 2020	7,204,163	$10.00	9.7	$43,009
Exercisable at December 31, 2020	7,204,163	$10.00	9.7	$43,009

Vested at June 30, 2021	7,049,895	$10.00	9.2	$2,232
Exercisable at June 30, 2021	7,049,895	$10.00	9.2	$2,232

Stock Issued to Directors. A total of 67,779 shares of restricted stock was approved by the board of directors to be granted to the outside directors of the Company on June 1, 2021, which vest on the one-year anniversary of such grant assuming the director remains in his or her position as of the anniversary date. Out of the 67,779 shares of restricted stock granted, 52,883 were issued during June 2021 and 14,896 shares were issued in July 2021. Therefore, stock-based compensation expense of $57,000 was recognized during the six months ended June 30, 2021, and the remaining $626,000 will be recognized over the remaining restricted period, which was based upon the closing price of the stock on the date of the restricted stock issuance.

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

NOTE 10. Commitments and Contingencies

Leases. The Company adopted ASC Topic 842, “Leases” electing the transition method which permits entities to change the date of initial application to the beginning of the year of adoption and to recognize the effects of applying the new standard as a cumulative-effect adjustment to the opening balance of retained earnings. The Company elected this transition approach, however the cumulative impact of adoption in the opening balance of retained earnings as of January 1, 2020 was zero. Therefore, as of June 30, 2021 the Company had right-of-use assets totaling $236,000 included in other noncurrent assets and operating lease liabilities totaling $239,000, $213,000 of which are included in other current liabilities and $26,000 of which are included in other noncurrent liabilities, and as of December 31, 2020 the Company had right-of-use assets totaling $506,000 included in other noncurrent assets and operating lease liabilities totaling $508,000, $430,000 of which are included in other current liabilities and $78,000 of which are included in other noncurrent liabilities on the accompanying condensed consolidated balance sheets. The Company does not currently have any finance right-of-use leases. Maturities of the operating lease obligations are as follows (in thousands):

June 30, 2021
Remainder of 2021	$164
2022	79
Total lease payments	243
Less present value discount	(4)
Present value of lease liabilities	$239

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

Salt-Water Disposal Commitments. The Company has committed to deliver a total of 3.0 MMBbl of produced water for disposal with a third-party salt-water disposal company between July 24, 2020 and July 24, 2022. As of June 30, 2021, the Company has delivered approximately 1.7 MMBbl under the agreement. The agreement requires a payment for any volumes not delivered should the Company not perform under the agreement, indicating a remaining monetary commitment of approximately $603,000 as of June 30, 2021.

Crude Oil Delivery Commitments. In May 2021, the Company entered into a crude oil marketing contract with Lion as the purchaser and DKL Permian Gathering, LLC (“DKL”) as the gatherer and transporter. The contract includes the Company’s current and future crude oil production from its horizontal wells in Flat Top where DKL will construct an oil gathering system and custody transfer meters to all the Company’s central tank batteries. The contract contains a minimum volume commitment commencing October 2021 based on the gross barrels delivered at the Company’s central tank battery facilities and is 5,000 Bopd for the first year, 7,500 Bopd for the second year and 10,000 Bopd for the remaining eight years of the contract. However, the Company has the ability under the contract to cumulatively bank excess volumes delivered to offset future minimum volume commitments. The monetary commitment as of June 30, 2021, if the Company never delivers any volumes under the agreement, is approximately $25.4 million.

Natural gas purchasing replacement contract. In May 2021, the Company entered into a replacement natural gas purchase contract with WTG Gas Processing, L.P. (“WTG”) as the gatherer, processor and purchaser of the Company’s current and future gross natural gas production in Flat Top. The replacement contract provides the Company with improved natural gas and NGL pricing and requires WTG to expand its current low-pressure gathering system, which eliminates the need for in-field compression in Flat Top to accommodate the Company’s increased natural gas production volumes based on the current plan of development. In exchange for the improved pricing terms and expansion of the gathering system, the Company will provide WTG with certain aid-in-construction payments. The replacement contract does not contain any minimum volume commitments.

Power contracts. In June 2021, the Company entered into a contract with Priority Power Management, LLC (“Priority Power”) whereby Priority Power will develop an electric high-voltage (“EHV”) substation, medium voltage distribution systems and a 13-megawatt direct current solar photovoltaic facility located on approximately 80 acres of land owned by the Company north of Big Spring, Texas in Howard County to provide for the Company’s electrical power needs in its Flat Top operating area including powering drilling rigs and day-to-day operations. The EHV substation will be interconnected with the ERCOT transmission grid via the local electric utility, have an initial capacity of up to 50 megavolt amperes and be designed for future expansion capability. The solar generation facility will be interconnected with the medium voltage distribution system that will be energized from the new EHV substation. Priority Power will develop, finance, engineer, construct, operate and maintain the project facilities.

Also in June 2021, the Company entered into a contract with Oncor Electric Delivery Company, LLC (“Oncor”) to construct certain facilities to deliver electricity to the aforementioned substation. In conjunction with this contract, the Company issued a $1.9 million letter of credit to Oncor until such time as the Company’s load meets or exceeds 12 megawatts as measured during any fifteen (15) minute interval on or before May 20, 2023.

NOTE 11. Related Party Transactions

General and Administrative Expenses. The general partner of HPK LP utilized HighPeak Energy Management, LLC (the “Management Company”) to provide services and assistance to conduct, direct and exercise full control over the activities of HPK LP per its Partnership Agreement. However, the Management Company is funded via payments from the parent companies of HighPeak I and HighPeak II pursuant to their respective Limited Partnership Agreements, as amended. Therefore, HPK LP reimbursed the parent companies of HighPeak I and HighPeak II for actual costs incurred by the Management Company. During the six months ended June 30, 2020, HPK LP paid $3.8 million each to the parent companies of HighPeak I and HighPeak II of which $4.1 million is included in general and administrative expenses in the accompanying results of operations for the six months ended June 30, 2020. Effective upon closing of the HighPeak business combination, the Management Company is no longer being paid by the Company as all costs directly attributable to the Company are paid by the Company going forward.

NOTE 12. Major Customers

Lion Oil Trading and Transportation, LLC (“Lion”) accounted for approximately 95% of the Company’s revenues during the six months ended June 30, 2021. Enlink Crude Purchasing, LLC and Lion accounted for approximately 76% and 16%, respectively, of the Company’s revenues during the six months ended June 30, 2020. Based on the current demand for oil and natural gas and the availability of other purchasers, management believes the loss of these major purchasers would not have a material adverse effect on our financial condition and results of operations because crude oil and natural gas are fungible products with well-established markets and numerous purchasers.

NOTE 13. Income Taxes

The Company’s income tax expense attributable to income from operations consisted of the following (in thousands):

Six Months Ended June 30, 2021
Current tax expense	$-
Deferred tax expense	2,535
Income tax expense	$2,535

The reconciliation between the income tax expense computed by multiplying pre-tax income by the U.S. federal statutory rate and the reported amounts of income tax expense is as follows (in thousands, except rate):

Six Months Ended June 30, 2021
Income tax expense at U.S. federal statutory rate	$2,735
Limited tax benefit due to stock-based compensation	(81)
Other	(119)
Income tax expense	$2,535
Effective income tax rate	19.5%

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities were as follows as of June 30, 2021 and December 31, 2020 (in thousands):

	June 30, 2021	December 31, 2020
Deferred tax assets:
Net operating loss carryforwards	$16,770	$9,725
Stock-based compensation	3,419	3,124
Unrecognized derivative losses	2,637	-
Other	107	31
Less: Valuation allowance	-	-
Net deferred tax assets	22,933	12,880
Deferred tax liabilities:
Oil and natural gas properties, principally due to differences in basis and depreciation and the deduction of intangible drilling costs for tax purposes	(64,365)	(51,778)
Net deferred tax liabilities	$(41,432)	$(38,898)

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

As required by ASC Topic 740, “Income Taxes,” (“ASC 740”) the Company uses reasonable judgments and makes estimates and assumptions related to evaluating the probability of uncertain tax positions. The Company bases its estimates and assumptions on the potential liability related to an assessment of whether the income tax position will “more likely than not” be sustained in an income tax audit. Based on that analysis, the Company believes the Company has not taken any material uncertain tax positions, and therefore has not recorded an income tax liability related to uncertain tax positions. However, if actual results materially differ, the Company’s effective income tax rate and cash flows could be affected in the period of discovery or resolution. The Company also reviews the estimates and assumptions used in evaluating the probability of realizing the future benefits of the Company’s deferred tax assets and records a valuation allowance when the Company believes that a portion or all the deferred tax assets may not be realized. If the Company is unable to realize the expected future benefits of its deferred tax assets, the Company is required to provide a valuation allowance. The Company uses its history and experience, overall profitability, future management plans, tax planning strategies, and current economic information to evaluate the amount of valuation allowance to record. As of June 30, 2021 and December 31, 2020, the Company has not recorded a valuation allowance for deferred tax assets arising from its operations because the Company believes they meet the “more likely than not” criteria as defined by the recognition and measurement provisions of ASC 740. However, the Company may not realize the $22.9 million and $12.9 million in deferred tax assets it has as of June 30, 2021 and December 31, 2020, respectively, if the estimates and assumptions used in evaluating the probability of realizing the future benefits of the Company's deferred tax assets change, which would affect the Company’s effective income tax rate and cash flows in the period of discovery or resolution.

The Company is also subject to Texas Margin Tax. The Company realized no Texas Margin Tax in the accompanying condensed consolidated and combined financial statements as we do not anticipate owing any Texas Margin Tax for any 2021.

NOTE 14. Earnings Per Share

The Company uses the two-class method of calculating earnings per share because certain of the Company’s stock-based awards qualify as participating securities.

The Company’s basic earnings per share attributable to common stockholders is computed as (i) net income as reported, (ii) less participating basic earnings (iii) divided by weighted average basic common shares outstanding. The Company’s diluted earnings per share attributable to common stockholders is computed as (i) basic earnings attributable to common stockholders, (ii) plus reallocation of participating earnings (iii) divided by weighted average diluted common shares outstanding.

The following table reconciles the Company’s earnings from operations and earnings attributable to common stockholders to the basic and diluted earnings used to determine the Company’s earnings per share amounts for the three and six months ended June 30, 2021 under the two-class method (in thousands):

	Three	Six
	Months Ended	Months Ended
	June 30,	June 30,
	2021	2021
Net income as reported	$5,743	$10,487
Participating basic earnings (a)	(407)	(743)
Basic earnings attributable to common stockholders	5,336	9,744
Reallocation of participating earnings	-	1
Diluted net income attributable to common stockholders	$5,336	$9,745

Basic weighted average shares outstanding	92,676	92,634
Dilutive warrants and unvested stock options	-	196
Diluted weighted average shares outstanding	92,676	92,830

(a)

Unvested restricted stock awards represent participating securities because they participate in nonforfeitable dividends with the common equity holders of the Company. Vested stock options represent participating securities because they participate in dividend equivalents with the common equity holders of the Company. Participating earnings represent the distributed and undistributed earnings of the Company attributable to the participating securities. Unvested stock options do not represent participating securities because, while they participate in dividend equivalents with the common equity holders of the Company, the dividend equivalents associated with unvested stock options are forfeitable in connection with the forfeitability of the underlying stock options.

The calculation for weighted average shares reflects shares outstanding over the reporting period based on the actual number of days the shares were outstanding.

NOTE 15. Stockholders’ Equity (Successor)

At June 30, 2021 and December 31, 2020, the Company had 92,728,781 and 91,967,565 shares of common stock outstanding, respectively, 9,500,174 and 10,225,472 warrants outstanding, respectively, with an exercise price of $11.50 per share that expire on August 21, 2025 and 10,209,300 and 10,209,300 CVRs outstanding, respectively that give the holders a right to receive up to 2.125 shares of HighPeak Energy common stock per CVR to satisfy the Preferred Returns (with an equivalent number of shares of Company common stock held by HighPeak I and HighPeak II being collectively forfeited in connection therewith).  As such, HighPeak I and HighPeak II have placed a total of 21,694,763 shares of common stock of the Company in escrow.

NOTE 16. Partners’ Capital (Predecessor)

Allocation of partner’s net profits and losses. Net income or loss and net gain or loss on investments of the Predecessor for the period are allocated among its partners in proportion to the relative capital contributions made to the Predecessor. The Predecessor realized a net loss of $85.0 million for the six months ended June 30, 2020.

Partner’s distributions. The proceeds distributable by the Predecessor (which shall include all proceeds attributable to the disposition of investments, net of expenses) is distributable in accordance with their respective Partnership Agreements.

NOTE 17. Subsequent Events

WTG aid-in-construction. In July 2021, the Company paid $3.9 million to WTG related to an aid-in-construction payment pursuant to the aforementioned replacement natural gas purchase contract for WTG to construct a low-pressure natural gas gathering system throughout the Company’s Flat Top area.

Acquisitions. In July 2021, the Company signed multiple unrelated purchase and sale agreements to effect certain bolt-on acquisitions from various third parties. In the aggregate, the assets being acquired represent approximately 6,200 net acres and working interests in producing properties and salt-water disposal wells. The Company expects to close these acquisitions later in the third quarter of 2021.

Dividends and dividend equivalents. In July 2021, the board of directors of the Company approved a quarterly dividend of $0.025 and a special dividend of $0.075 per share of common stock outstanding which resulted in a total of $9.3 million in dividends being paid on July 26, 2021. In addition, under the terms of the LTIP, the Company paid a dividend equivalent per share to all vested stock option holders of $705,000 in July 2021 and will accrue a dividend equivalent per share to all unvested stock option holders which is payable upon vesting of up to an additional $125,000 in each of August 2021 and August 2022, assuming no forfeitures.

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

The Company’s assets are located primarily in Howard County, Texas, which lies within the northeastern part of the oil-rich Midland Basin. As of June 30, 2021, the assets consisted of two highly contiguous leasehold positions of approximately 58,771 gross (51,875 net) acres, approximately 59% of which were held by production, with an average working interest of 88%. Our acreage is composed of two core areas, Flat Top to the north and Signal Peak to the south. Approximately 97% of the operated acreage provides for horizontal wells with lateral lengths of 10,000 feet or greater. For the six months ended June 30, 2021, approximately 96% and 4% of production from the assets were attributable to liquids (both oil and NGL) and natural gas, respectively. As of June 30, 2021, HighPeak Energy was drilling with one (1) rig. We are the operator on approximately 95% of the net acreage across our assets. Further, as of June 30, 2021, there were approximately 123 gross (69.8 net) producing wells, including 34 gross (32.0 net) horizontal wells, with total sales volumes averaging 8,783 Boe/d during the second quarter of 2021. In addition, as of June 30, 2021, the Company was in the process of drilling one (1) well and was in various stages of completing ten (10) wells.

The financial results as presented in this section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” consist of the historical results of the Company for the three and six months ended June 30, 2021 and HPK LP for the three and six months ended June 30, 2020. At the Closing of the HighPeak business combination on August 21, 2020, the Company’s “predecessors” for accounting purposes were HPK LP for the period from October 1, 2019 through August 21, 2020 and HighPeak I from January 1, 2017 through September 30, 2019 (collectively, the “Predecessors”).

Outlook

HighPeak Energy’s financial position and future prospects, including its revenues, operating results, profitability, liquidity, future growth and the value of its assets, depend primarily on prevailing commodity prices. The oil and natural gas industry is cyclical and commodity prices are highly volatile. For example, during the period from January 1, 2018 through June 30, 2021, the calendar month average NYMEX WTI crude oil price per Bbl ranged from a low of $16.70 in April 2020 to a high of $71.35 in June 2021, and the last trading day NYMEX natural gas price per MMBtu ranged from a low of $1.50 to a high of $4.72. Due to the absence of any debt, the Company has not historically entered into any hedges. With the addition of the Revolving Credit Facility in December 2020, HighPeak Energy entered into hedging arrangements in the second quarter of 2021, prior to borrowing under the Revolving Credit Facility late in the second quarter of 2021.

Financial and Operating Performance

The Company's financial and operating performance for the three months ended June 30, 2021 included the following highlights:

•

Net income was $5.7 million ($0.06 per diluted share) compared with a net loss of the Company’s Predecessor of $4.1 million for three months ended June 30, 2021 and 2020, respectively. The primary components of the $9.9 million increase in net income include:

•

a $47.3 million increase in oil, NGL and natural gas revenues due to a 1,059% increase in daily sales volumes resulting from the Company’s successful horizontal drilling program coupled with the fact that the Company shut-in the majority of its production starting in the second quarter of 2020 due to the impact COVID-19 had on global energy prices, in addition to a 341% increase in average realized commodity prices per Boe, excluding the effects of derivatives;

partially offset by:

•

a $15.1 million increase in depletion, depreciation and amortization expense due to the 1,059% increase in overall sales volumes, plus a 16% decrease in the depletion, depreciation and amortization rate from $25.15 to $21.09 per Boe, primarily as a result of increased proved reserves due to recently completed successful extension wells;

•

a $13.6 million increase in the Company's net derivative loss as a result of its crude oil commodity contracts entered into during the second quarter of 2021 and the continued increase of crude oil prices thereafter;

•

a $2.9 million increase in the Company's oil and natural gas production costs due to the Company’s successful horizontal development program coupled with the fact that the Company shut-in the majority of its production starting in the second quarter of 2020 due to the impact COVID-19 had on global energy prices;

•

a $2.4 million increase in production and ad valorem taxes due partially to an increase in production taxes per Boe from $0.64 to $2.87, or 348%, due to higher overall realized prices excluding the effects of derivatives of 341% partially offset by a decrease in ad valorem taxes per Boe from $0.73 to $0.31, or 58%, primarily because 2021 ad valorem taxes were based on 2020 prices, which were much lower due to the impact COVID-19 had on global energy prices. Ad valorem taxes in Texas are based on valuations as of January 1 of a given year based on pricing data for the previous year;

•

a $1.4 million increase in the Company’s income tax expense due to the net income realized during the three months ended June 30, 2021 and the fact that the Predecessor was a pass through entity for income tax purposes and did not recognize any tax expense or benefit on their financial statements;

•

a $1.0 million increase in stock-based compensation expense related to stock options that were granted in August 2020 upon the Company’s going public and restricted stock issued to outside directors during the three months ended June 30, 2021;

•

a $462,000 increase in exploration and abandonment expenses primarily as a result of increased geologic and geophysical data expenses plus exploration general and administrative expenses being classified as a part of exploration and abandonment expense that are now identifiable and not merely a component of administration fees paid to a management company;

•

During the three months ended June 30 2021, average daily sales volumes totaled 8,783 Boe/d, compared with 758 Boe/d during the same period in 2020, an increase of 1,059% over the same period in 2020, due to the Company's successful horizontal drilling program in the Permian Basin and due to the fact that the Company shut-in the majority of its production starting in the second quarter of 2020 due to the impact COVID-19 had on global energy prices.

•

Weighted average realized oil prices per Bbl, excluding the effects of derivatives, increased during the three months ended June 30, 2021 to $64.93, compared with $15.61 for the same period in 2020. Weighted average NGL prices per Bbl increased during the three months ended June 30, 2021 to $26.77, compared with $4.55 for the same period in 2020. Weighted average natural gas prices per Mcf increased to $2.81 during the three months ended June 30, 2021, compared with ($0.03) during the same period in 2020.

•

Cash provided by operating activities totaled $35.9 million for the three months ended June 30, 2021, compared with cash used in operating activities of $4.8 million for the three months ended June 30, 2020.

Recent Events

Revolving Credit Facility. The Company entered into its Revolving Credit Facility in December 2020 which was amended and restated in June 2021, and as of June 30, 2021, had $14.0 million drawn on the Revolving Credit Facility. In connection with the First Amendment, the Company’s borrowing base and elected commitments were increased to $125.0 million and a syndicate of banks was added to the facility at various levels of participation and commitment.

Exercises of Warrants and Options. During the six months ended June 30, 2021, the Company received cash of $9.1 million related to the exercise of 788,009 of its $11.50 warrants and $1.6 million cash related to the exercise of 154,268 of stock options by employees of the Company.

Crude oil marketing contract. In May 2021, the Company entered into a crude oil marketing contract with Lion Oil Trading and Transportation, LLC (“Lion”) as the purchaser and DKL Permian Gathering, LLC (“DKL”) as the gatherer and transporter. The contract includes the Company’s current and future crude oil production from its horizontal wells in Flat Top where DKL will construct an oil gathering system and custody transfer meters to all the Company’s central tank batteries. This system will reduce the Company’s cost to transport its crude oil to market and significantly reduce the trucking traffic in and around our development at Flat Top. The contract contains a minimum volume commitment commencing October 2021 based on the gross barrels delivered at the Company’s central tank battery facilities and is 5,000 Bopd for the first year, 7,500 Bopd for the second year and 10,000 Bopd for the remaining eight years of the contract. However, the Company has the ability under the contract to cumulatively bank excess volumes delivered to offset future minimum volume commitments. The monetary commitment as of June 30, 2021, if the Company never delivers any volumes under the agreement, is approximately $25.4 million. The Company believes it will meet its minimum volume commitments based on the Company’s current gross production levels and the current Flat Top development plan.

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

Power contracts. In June 2021, the Company entered into a contract with Priority Power Management, LLC (“Priority Power”) whereby Priority Power will develop an electric high-voltage (“EHV”) substation, medium voltage distribution systems and a 13-megawatt direct current solar photovoltaic facility located on approximately 80 acres of land owned by the Company north of Big Spring, Texas in Howard County to provide for the Company’s electrical power needs in its Flat Top operating area including powering drilling rigs and day-to-day operations. The EHV substation will be interconnected with the ERCOT transmission grid via the local electric utility, have an initial capacity of up to 50 megavolt amperes and be designed for future expansion capability. The solar generation facility will be interconnected with the medium voltage distribution system that will be energized from the new EHV substation. Priority Power will develop, finance, engineer, construct, operate and maintain the project facilities. Over the life of the contract, approximately 263 million kilowatt-hours of clean and reliable solar energy will be delivered to the Company, resulting in an estimated reduction of over 100,000 metric tons of CO2 emissions according to the Environmental Protection Agency.

Also in June 2021, the Company entered into a contract with Oncor Electric Delivery Company, LLC (“Oncor”) to construct certain facilities to deliver electricity to the aforementioned substation. In conjunction with this contract, the Company issued a $1.9 million letter of credit to Oncor until such time as the Company’s load meets or exceeds 12 megawatts as measured during any fifteen (15) minute interval on or before May 20, 2023. The Company anticipates being able to meet this requirement once the system is operational and be able to terminate the letter of credit.

WTG aid-in-construction. In July 2021, the Company paid $3.9 million to WTG related to an aid-in-construction payment pursuant to the aforementioned replacement natural gas purchase contract for WTG to construct a low-pressure natural gas gathering system throughout the Company’s Flat Top area.

Acquisitions. In July 2021, the Company signed multiple unrelated purchase and sale agreements to effect certain bolt-on acquisitions from various third parties. In the aggregate, the assets being acquired represent approximately 6,200 net acres and working interests in producing properties and salt-water disposal wells that are estimated to average approximately 1,400 Boe/d for the remainder of 2021. The Company expects to close these acquisitions later in the third quarter of 2021.

Dividends and dividend equivalents. In July 2021, the board of directors of the Company approved a quarterly dividend of $0.025 and a special dividend of $0.075 per share of common stock outstanding which resulted in a total of $9.3 million in dividends being paid on July 26, 2021. In addition, under the terms of the LTIP, the Company will also pay a dividend equivalent per share to all vested stock option holders and accrue a dividend equivalent per share to all unvested stock option holders payable upon vesting, which equates to a total payment of $705,000 in July 2021 and up to an additional $125,000 in each of August 2021 and August 2022, assuming no forfeitures.

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

Derivative Financial Instruments

Derivative financial instrument exposure. As of June 30, 2021, the Company was a party to the following open derivative financial instruments.

	2021			2022
	Third Quarter	Fourth Quarter	Total	First Quarter	Second Quarter	Total
Oil Price Swaps
Volume (Bbls)	460,000	460,000	920,000	450,000	302,500	752,500
Price per Bbl	$61.91	$61.91	$61.91	$61.91	$62.16	$61.95

The estimated fair value of the outstanding open derivative financial instruments as of June 30, 2021 was $12.6 million which is included in current liabilities on the Company’s balance sheet as of June 30, 2021. During the three months ended June 30, 2021, the Company recognized a derivative loss of $13.6 million, including the aforementioned $12.6 million mark-to-market liability plus $1.0 million in payments related to monthly settlements.

Operations and Drilling Highlights

Average daily oil, NGL and natural gas sales volumes are as follows:

Six Months Ended June 30, 2021
Oil (Bbls)	6,352
NGL (Bbls)	399
Natural Gas (Mcf)	1,771
Total (Boe)	7,046

The Company's liquids production was 96 percent of total production on a Boe basis for the six months ended June 30, 2021.

Costs incurred are as follows (in thousands):

Six Months Ended June 30, 2021
Unproved property acquisition costs	$2,070
Proved acquisition costs	-
Total acquisitions	2,070
Development costs	14,349
Exploration costs	75,610
Total finding and development costs	92,029
Asset retirement obligations	600
Total costs incurred	$92,629

The following table sets forth the total number of horizontal wells drilled and completed during the six months ended June 30, 2021:

	Drilled		Completed
	Gross	Net	Gross	Net
Flat Top area	12	12.0	14	13.2
Signal Peak area	2	1.4	2	1.4
Total	14	13.4	16	14.6

The Company currently plans to operate two (2) drilling rigs and an average of one (1) frac fleet in the Permian Basin during the remainder of 2021. However, the scope, duration and magnitude of the direct and indirect effects of the COVID-19 pandemic are continuing to evolve and in ways that are difficult or impossible to anticipate. Given the dynamic nature of this situation, the Company is maintaining flexibility in its capital plan and will continue to evaluate drilling and completion activity on an economic basis, with future activity levels assessed monthly.

During the six months ended June 30, 2021, the Company successfully completed and placed on production fourteen (14) horizontal wells in the Flat Top area, ten (10) of which are in the Wolfcamp A and four (4) of which are in the Lower Spraberry formations and two (2) horizontal wells in the Signal Peak area, one (1) of which was in the Wolfcamp D and one (1) of which was in the Wolfcamp C formations in the Signal Peak area. The Company had six (6) wells in various stages of completion as of June 30, 2021, four (4) of which are in the Wolfcamp A and two (2) of which are in the Lower Spraberry formations located in the Flat Top area. As of June 30, 2021, the Company was in the process of drilling one (1) horizontal salt-water disposal well in the Ellenburger formation in the Flat Top area.

Results of Operations

Factors Affecting the Comparability of the Predecessor Historical Financial Results

   The comparability of the Predecessor results of operations among the periods presented, and for future periods, is impacted by the following factors:

•

As a corporation under the Code, HighPeak Energy is subject to U.S. federal income taxes at a statutory rate of 21% of pretax earnings. This is a significant change from the Predecessor’s historical results which were treated as partnerships for U.S. federal income tax purposes and, as such, the partners of the Predecessor reported their share of the Company’s income or loss on their respective income tax returns;

•

Our assets will incur certain additional general and administrative expenses related to being owned by a publicly traded company that were not previously incurred in HPK LP’s cost structure, including, but not limited to, Securities Exchange Act of 1934, as amended (the “Exchange Act”), reporting expenses; expenses associated with Sarbanes-Oxley Act compliance; expenses associated with being listed on a national securities exchange; incremental independent auditor fees; incremental legal fees; investor relations expenses; registrar and transfer agent fees; incremental director and officer liability insurance costs; and independent director compensation;

•	During the six months ended June 30, 2020, HPK LP recognized a charge to expense of $76.5 million related to the termination of the Grenadier Acquisition.

Oil, NGL and natural gas revenues.

Average daily sales volumes are as follows:

	Three Months Ended June 30,			Six Months Ended June 30,
	2021	2020	% Change	2021	2020	% Change
	Successor	Predecessor		Successor	Predecessor
Oil (Bbls)	7,951	660	1,105%	6,352	940	576%
NGL (Bbls)	502	52	865%	399	93	329%
Natural Gas (Mcf)	1,973	280	605%	1,771	363	388%
Total (Boe)	8,783	758	1,059%	7,046	1,093	545%

The increase in average daily Boe sales volumes for the three and six months ended June 30, 2021, compared with the same periods in 2020 was due to the Company's successful horizontal drilling program coupled with the fact that the Company shut-in the majority of its production starting in the second quarter of 2020 due to the impact COVID-19 had on global energy prices.

The oil, NGL and natural gas prices that the Company reports are based on the market prices received for each commodity. The weighted average realized prices, excluding the effects of derivatives, are as follows:

	Three Months Ended June 30,			Six Months Ended June 30,
	2021	2020	% Change	2021	2020	% Change
	Successor	Predecessor		Successor	Predecessor
Oil per Bbl	$64.93	$15.61	316%	$62.50	$31.93	96%
NGL per Bbl	$26.77	$4.55	488%	$27.16	$10.13	168%
Gas per Mcf	$2.81	$(0.03)	9,467%	$2.55	$0.03	8,400%
Total per Boe	$60.40	$13.68	341%	$58.01	$27.99	107%

Oil and natural gas production costs.

Oil and natural gas production costs in total and per Boe are as follows (in thousands, except percentages and per Boe amounts):

	Three Months Ended June 30,			Six Months Ended June 30,
	2021	2020	% Change	2021	2020	% Change
	Successor	Predecessor		Successor	Predecessor
Oil and natural gas production costs	$4,692	$1,814	159%	$6,919	$4,203	65%
Oil and natural gas production costs per Boe	$5.87	$26.28	(78)%	$5.43	$21.13	(74)%

The increase in oil and natural gas production costs can primarily be attributed to the Company's successful horizontal drilling program bringing on a significant number of newly completed producing wells coupled with the fact that the Company shut-in the majority of its production starting in the second quarter of 2020 due to the impact COVID-19 had on global energy prices.

Production and ad valorem taxes.

Production and ad valorem taxes are as follows (in thousands, except percentages):

	Three Months Ended June 30,			Six Months Ended June 30,
	2021	2020	% Change	2021	2020	% Change
	Successor	Predecessor		Successor	Predecessor
Production and ad valorem taxes	$2,543	$94	2,605%	$4,207	$402	947%

In general, production taxes and ad valorem taxes are directly related to commodity sales volumes and price changes; however, Texas ad valorem taxes are based upon an asset valuation assessed by the state as of January 1 of that particular year based on prior year commodity prices, whereas production taxes are based upon current year sales revenues at current commodity prices.

Production and ad valorem taxes per Boe are as follows:

	Three Months Ended June 30,			Six Months Ended June 30,
	2021	2020	% Change	2021	2020	% Change
	Successor	Predecessor		Successor	Predecessor
Production taxes per Boe	$2.87	$0.64	348%	$2.74	$1.31	109%
Ad valorem taxes per Boe	$0.31	$0.73	(58)%	$0.56	$0.71	(21)%

The increase in production taxes per Boe for the three and six months ended June 30, 2021, compared with the same periods in 2020, was primarily due to the 332% and 104% increases in realized prices, respectively. The decrease in ad valorem taxes per Boe for the three and six months ended June 30, 2021, compared with the same periods in 2020, was primarily due to a large number of wells that have come on production during 2021 which will not incur ad valorem tax until 2022 which will be the first year that they will be assessed ad valorem taxes coupled with the fact that the Company shut-in the majority of its production starting in the second quarter of 2020 due to the impact COVID-19 had on global energy prices which significantly impacted the sale volumes negatively during 2020 increasing the ad valorem taxes per Boe.

Exploration and abandonments expense.

Exploration and abandonment expense details are as follows (in thousands, except percentages):

	Three Months Ended June 30,			Six Months Ended June 30,
	2021	2020	% Change	2021	2020	% Change
	Successor	Predecessor		Successor	Predecessor
Geologic and geophysical data costs	$320	$-	100%	$320	$3	10,567%
Geologic and geophysical personnel costs	143	-	100%	285	-	100%
Plugging and abandonment expense	-	1	(100)%	-	1	(100)%
Abandoned leasehold costs	-	-	-%	49	-	100%
Exploration and abandonments expense	$463	$1	46,200%	$654	$4	16,250%

The increase in exploration and abandonment expenses are the result of increased geologic and geophysical data expenses plus exploration general and administrative expenses that are being classified as a part of exploration and abandonment expense which are now identifiable and not merely a component of administration fees paid to a management company.

Depletion, depreciation and amortization expense.

Depletion, depreciation and amortization (“DD&A”) expense and DD&A expense per Boe are as follows (in thousands, except percentages and per Boe amounts):

	Three Months Ended June 30,			Six Months Ended June 30,
	2021	2020	% Change	2021	2020	% Change
	Successor	Predecessor		Successor	Predecessor
DD&A expense	$16,857	$1,735	872%	$29,820	$5,091	486%
DD&A expense per Boe	$21.09	$25.15	(16)%	$23.38	$25.59	(9)%

The increase in DD&A was primarily due to the increased production associated with our successful horizontal drilling program plus the fact that the majority of our production was shut-in during the second quarter of 2020 due to COVID-19 and the effect it had on global demand and limited amounts of storage. Also, the decrease in DD&A per Boe was primarily the result of the Company’s successful horizontal drilling program and the addition of proved reserves related to recently completed extension wells.

General and administrative expense.

General and administrative expense and general and administrative expense per Boe as well as stock-based compensation expense are as follows (in thousands, except percentages and per Boe amounts):

	Three Months Ended June 30,			Six Months Ended June 30,
	2021	2020	% Change	2021	2020	% Change
	Successor	Predecessor		Successor	Predecessor
General and administrative expense	$1,617	$1,412	15%	$3,376	$4,273	(21)%
General and administrative expense per Boe	$2.02	$20.45	(90)%	$2.65	$21.48	(88)%
Stock based compensation expense	$1,023	$-	100%	$1,989	$-	100%

The increase in general and administrative expense for the three months ended June 30, 2021 is primarily as a result of the increased administrative costs associated with being a public company, partially offset by more general and administrative costs being allocated to drilling and completion operations and construction projects and producing properties due to increased activity and well count in the 2021 period compared with 2020, no business combination charges in 2021 compared with 2020 and lower exploration general and administrative expenses that are classified as exploration and abandonment expense which are now identifiable and not included as a component of administration fees paid to a management company. The decrease in general and administrative expense for the six months ended June 30, 2021, compared with the same periods in 2020, is primarily a result of more general and administrative costs being allocated to drilling and completion operations and construction projects and producing properties due to increased activity and well count, no business combination charges in 2021 and lower exploration general and administrative expenses that are being classified as a part of exploration and abandonment expense which are now identifiable and not included as a component of administration fees paid to a management company.

The increase in noncash stock-based compensation expense is due to stock option awards being granted to officers and employees upon completion of the business combination and restricted stock awards granted to outside directors during the three months ended June 30, 2021.

Interest expense.

	Three Months Ended June 30,			Six Months Ended June 30,
	2021	2020	% Change	2021	2020	% Change
	Successor	Predecessor		Successor	Predecessor
Interest expense	$152	$-	100%	$206	$-	100%

The increase in interest expense can be attributed to the fact that we entered into our Revolving Credit Facility in December 2020 and began drawing on it late in the second quarter of 2021. Interest expense for the three and six months ended June 30, 2021 includes interest expense of $78,000 and $78,000, respectively, commitment fees of $26,000 and $51,000, respectively and amortization of debt issuance costs of $48,000 and $77,000, respectively.

Derivative gain (loss), net.

	Three Months Ended June 30,			Six Months Ended June 30,
	2021	2020	% Change	2021	2020	% Change
	Successor	Predecessor		Successor	Predecessor
Noncash derivative loss	$(12,558)	$-	100%	$(12,558)	$-	100%
Cash payments on settled derivative instruments	(1,038)	-	100%	(1,038)	-	100%
Derivative loss, net	$(13,596)	$-	100%	$(13,596)	$-	100%

The Company primarily utilizes commodity swap contracts, collar contracts, collar contracts with short puts and basis swap contracts to (i) reduce the effect of price volatility on the commodities the Company produces and sells or consumes, (ii) support the Company’s annual capital budget and expenditure plans and (iii) reduce commodity price risk associated with certain capital projects. The Company may also, from time to time, utilize interest rate contracts to reduce the effect of interest rate volatility on the Company’s indebtedness. The above mark-to-market loss and cash settlements relate to crude oil derivative swap contracts.

Income tax expense.

	Three Months Ended June 30,			Six Months Ended June 30,
	2021	2020	% Change	2021	2020	% Change
	Successor	Predecessor		Successor	Predecessor
Income tax expense	$1,420	$-	100%	$2,535	$-	100%
Effective income tax rate	19.8%	0.0%	100%	19.5%	0.0%	100%

The change in income tax expense during the three and six months ended June 30, 2021, compared with the same period in 2020, was due to the fact that the Predecessor was treated as a partnership for U.S. federal income tax purposes and, as such, the partners of the Predecessor reported their share of the Company’s income or loss on their respective income tax returns.  In contrast, HighPeak Energy is a corporation and is subject to U.S. federal income taxes on any income or loss following the business combination on August 21, 2020.  The effective income tax rate differs from the statutory rate primarily due to permanent differences between GAAP income and taxable income. See Note 13 of Notes to Consolidated Financial Statements included in "Item 1. Condensed Consolidated and Combined Financial Statements (Unaudited)" for additional information.

Liquidity and Capital Resources

Liquidity. In response to the COVID-19 pandemic and commensurate decrease in oil, NGL and natural gas prices, the Company took steps during 2020 to reduce, defer or cancel certain planned capital expenditures, shut-in the majority of its production and reduce its overall cost structure commensurate with its expected level of activities. During July 2020, the Company began putting its wells back on production based on the recovery of oil and natural gas prices. Subsequent to the Closing of the HighPeak business combination, the Company began completing the twelve (12) wells that were drilled but not yet completed when operations were shut down early in 2020. The Company also began running one (1) drilling rig in September 2020. The Company drilled and completed a salt-water disposal well near the center of our current northern acreage operating area and completed phase one of a water disposal infrastructure system to recycle or dispose the water that we anticipate producing with the development drilling planned in 2021 and beyond. Also, in late December 2020, the Company entered into a Revolving Credit Facility with an initial borrowing base of $40.0 million; however, the Company elected to reduce the aggregate elected commitments to $20.0 million.  In June 2021, the Company increased its borrowing base and commitments under its Revolving Credit Facility to $125.0 million and added a syndicate of banks at various levels of participation and commitments. The Revolving Credit Facility remained undrawn until the second quarter of 2021. Associated with the Revolving Credit Facility, the Company was required to enter into commodity hedging instruments, which it did in the second quarter, to protect against price fluctuations on a portion of its proved developed producing reserves commencing prior to drawing on the Revolving Credit Facility. See Note 5 of the Notes to Consolidated and Combined Financial Statements included in “Item 1. Condensed Consolidated and Combined Financial Statements (Unaudited)” for additional information regarding these commodity derivative contracts.

The Company's primary sources of short-term liquidity are (i) cash and cash equivalents, (ii) net cash provided by operating activities, (iii) borrowings from our Revolving Credit Facility, (iv) on an opportunistic basis, issuances of debt or equity securities and (v) other sources, such as sales of nonstrategic assets.

As of June 30, 2021, the Company had $14.0 million in borrowings and approximately $109.1 million available to borrow under its Revolving Credit Facility. The Company also had unrestricted cash on hand of $12.8 million as of June 30, 2021.

Under our Credit Agreement, borrowing in the form of Eurodollar loans accrue interest based on LIBOR.  The use of LIBOR as a global reference rate is expected to be discontinued after 2021.  Our Credit Agreement specifies that if LIBOR is no longer a widely used benchmark rate, or if it is no longer used for determining interest rates for loans in the United States, a replacement interest rate that fairly reflects the cost to the lenders of funding loans shall be established by the Administrative Agent, as defined in the Credit Agreement, in consultation with us.  We currently do not expect the transition from LIBOR to have a material impact on interest expense or borrowing activities under the Credit Agreement, or to otherwise have a material adverse impact on our business.  See Note 2 of Notes to Consolidated Financial Statements included in "Item 1. Condensed Consolidated and Combined Financial Statements (Unaudited)" for discussion of FASB ASU 2020-04 and ASU 2021-01, which provide guidance related to reference rate reform.

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

2021 capital budget. Upon increasing its commitments under the Revolving Credit Facility, the Company updated its capital budget for 2021 to approximately $210 to $225 million for drilling, completion, facilities and equipping oil wells plus $35 to $45 million for field infrastructure buildout and other costs. HighPeak Energy expects to fund its forecasted capital expenditures with cash on its balance sheet, cash generated by operations, through borrowings under its Revolving Credit Facility and, on an opportunistic basis, proceeds from the issuance of debt or equity securities. The Company's capital expenditures for the six months ended June 30, 2021 were $92.0 million.

Capital resources. Cash flows from operating, investing and financing activities are summarized below (in thousands).

	Six Months Ended June 30,
	2021	2020	% Change
	Successor	Predecessor
Net cash provided by (used in) operating activities	$47,280	$(4,812)	1,083%
Net cash used in investing activities	$(76,867)	$(65,619)	(17)%
Net cash provided by financing activities	$22,877	$54,000	(58)%

Operating activities. The increase in net cash flow provided by operating activities for the six months ended June 30, 2021, compared with 2020, was primarily related to higher revenues associated with increased production volumes as a result of our successful horizontal drilling program coupled with the fact that the Company shut-in the majority of its production starting in the second quarter of 2020 due to the impact COVID-19 had on global energy prices, and increased realized prices. Partially offsetting this increase was a greater accounts receivable balance resulting from the higher oil, NGL and natural gas revenues related to increased sales volumes and realized prices in the current period.

Investing activities. The increase in net cash used in investing activities for the six months ended June 30, 2021, compared with 2020, was primarily due to increases in additions to oil and natural gas properties compared with the six months ended June 30, 2020 when the Company shut down drilling operations during the second quarter of 2020 due to COVID-19 and the impact it had on global energy prices and decreases in oil and natural gas acquisition costs. During the prior year period, the Company also funded an extension payment of $15.0 million related to an acquisition in 2020 that was terminated and funded notes receivable to Pure of $5.9 million related to the HighPeak business combination.

Financing activities. The Company's significant financing activities are as follows:

•

2021: The Company borrowed $14.0 million on its Revolving Credit Facility and received $9.1 million from the exercise of 788,009 of the Company’s $11.50 warrants and $1.6 million from the exercise of 154,268 of stock options by employees of the Company. These cash inflows were partially offset by the Company incurring $1.8 million in debt issuance costs associated with the amended and restated Revolving Credit Facility in June 2021.

•	2020: The Company’s Predecessors received $54.0 million in capital contributions from its partners.

Contractual obligations. The Company's contractual obligations include leases (primarily related to contracted drilling rigs, equipment and office facilities), capital funding obligations, volume commitments, aid-in-construction obligations and other liabilities. Other joint owners in the properties operated by the Company could incur portions of the costs represented by these commitments.

Non-GAAP Financial Measures

EBITDAX represents net income (loss) before interest expense, interest income, income taxes, depletion, depreciation, and amortization, accretion of discount on asset retirement obligations, exploration and abandonment expense, non-cash stock-based compensation expense, derivative gains and losses net of settlements, gains and losses on divestitures and certain other items.  EBITDAX excludes certain items that we believe affect the comparability of operating results and can exclude items that are generally non-recurring in nature or whose timing and/or amount cannot be reasonably estimated. EBITDAX is a non-GAAP measure that we believe provides useful additional information to investors and analysis, as a performance measure, for analysis of our ability to internally generate funds for exploration, development, acquisitions, and to service debt.  We are also subject to financial covenants under our Credit Agreement based on EBITDAX ratios as further described in Note 7 of Notes to Consolidated Financial Statements included in “Item 1. Condensed Consolidated and Combined Financial Statements (Unaudited).”  In addition, EBITDAX is widely used by professional research analysis and others in the valuation, comparison, and investment recommendations of companies in the oil and gas exploration and production industry, and many investors use the published research of industry research analysts in making investment decisions.  EBITDAX should not be considered in isolation or as a substitute for net income (loss), income (loss) from operations, net cash provided by operating activities, or other profitability or liquidity measures prepared under GAAP.  Because EBITDAX excludes some, but not all items that affect net income (loss) and may vary among companies, the EBITDAX amounts presented may not be comparable to similar metrics of other companies.  Our Revolving Credit Facility provides a material source of liquidity for us.  Under the terms of our Credit Agreement, if we failed to comply with the covenants that establish a maximum permitted ratio of total debt, as defined in the Credit Agreement, to EBITDAX, we would be in default, an event that would prevent us from borrowing under our Revolving Credit Facility and would therefore materially limit a significant source of our liquidity.  In addition, if we are in default under our Revolving Credit Facility and are unable to obtain a waiver of that default from our lenders, lenders under that facility would be entitled to exercise all of their remedies for default.

The following table provides a reconciliation of our net income (loss) (GAAP) to EBITDAX (non-GAAP) for the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	Successor	Predecessor	Successor	Predecessor
Net income (loss)	$5,743	$(4,147)	$10,487	$(84,978)
Interest expense	152	-	206	-
Interest income	-	-	(1)	-
Income tax expense	1,420	-	2,535	-
Depletion, depreciation and amortization	16,857	1,735	29,820	5,091
Accretion of discount	37	35	72	69
Exploration and abandonment expense	463	1	654	4
Stock-based compensation	1,023	-	1,989	-
Derivative-related noncash activity	12,558	-	12,558	-
Other expense	127	-	127	76,503
EBITDAX	$38,380	$(2,376)	$58,447	$(3,311)

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

There have been no material changes in our critical accounting policies and procedures during the six months ended June 30, 2021. See our disclosure of critical accounting policies in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 8. Financial Statements and Supplementary Data” of our Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC on March 15, 2021.

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

During the period from January 1, 2018 through June 30, 2021, the calendar month average NYMEX WTI crude oil price per Bbl ranged from a low of $16.70 in April 2020 to a high of $71.35 in June of 2021, and the last trading day NYMEX natural gas price per MMBtu ranged from a low of $1.50 to a high of $4.72. A $1.00 per barrel increase (decrease) in the weighted average oil price for the six months ended June 30, 2021 would have increased (decreased) the Company’s revenues by approximately $2.4 million on an annualized basis and a $0.10 per Mcf increase (decrease) in the weighted average natural gas price for the six months ended June 30, 2021 would have increased (decreased) the Company’s revenues by approximately $64,000 on an annualized basis.

Due to this volatility, the Company began to use, commodity derivative instruments, such as swaps, collars and puts, to hedge price risk associated with a portion of anticipated production. These hedging instruments allow the Company to reduce, but not eliminate, the potential effects of the variability in cash flow from operations due to fluctuations in oil and natural gas prices and provide increased certainty of cash flows for its drilling program. These instruments provide only partial price protection against declines in oil and natural gas prices and may partially limit the Company’s potential gains from future increases in prices. The Company has entered into hedging arrangements to protect its capital expenditure budget and to protect its Revolving Credit Facility borrowing base. The Company does not enter into any commodity derivative instruments, including derivatives, for speculative or trading purposes.

The average forward prices based on June 30, 2021 market quotes were as follows:

	Remainder of 2021	Year Ending December 31, 2022
Average forward NYMEX oil price per Bbl	$71.13	$65.70
Average forward NYMEX natural gas price per MMBtu	$3.66	$3.17

The average forward purchase prices based on August 5, 2021 market quotes were as follows:

	Remainder of 2021	Year Ending December 31, 2022
Average forward NYMEX oil price per Bbl	$68.11	$64.28
Average forward NYMEX natural gas price per MMBtu	$4.20	$3.58

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

The Company’s primary concentration of credit risks are associated with (i) the collection of receivables resulting from the sale of oil and natural gas production due to the concentration of its oil and natural gas receivables with a few significant customers and (ii) the risk of a counterparty’s failure to meet its obligations under derivative contracts with the Company. The inability or failure of the Company’s significant customers and/or counterparties to meet their obligations to the Company or their insolvency or liquidation may adversely affect the Company’s financial results.

The Company monitors exposure to customers and/or counterparties primarily by reviewing credit ratings, financial criteria and payment history. Where appropriate, the Company obtains assurances of payment, such as a guarantee by the parent company of the customer and/or counterparty or other credit support. The Company's oil and natural gas is sold to various purchasers who must be prequalified under the Company's credit risk policies and procedures. Historically, the Company's credit losses on oil, NGL and natural gas receivables have not been material. Although the Company does not obtain collateral or otherwise secure the fair value of its derivative instruments, associated credit risk is mitigated by the Company's credit risk policies and procedures.

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

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the six months ended June 30, 2021 that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

10.7+

First Amendment to Credit Agreement, dated as of June 23, 2021, among HighPeak Energy, Inc., as Borrower, Fifth Third Bank, National Association, as administrative agent, and the Lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-39464) filed with the SEC on June 24, 2021).

10.8*	Form of Dividend Equivalent Award Agreement.

16.1

Letter from WithumSmith+Brown, PC to the Securities and Exchange Commission, dated October 1, 2020 (incorporated by reference to Exhibit 16.1 to the Company’s Current Report on Form 8-K (File No. 001-39464) filed with the SEC on October 1, 2020).

31.1*	Certification of the Company’s Chief Executive Officer Pursuant to Section 302 of the Sarbanes Oxley Act of 2002 (18 U.S.C. Section 7241).

31.2*	Certification of the Company’s Chief Financial Officer Pursuant to Section 302 of the Sarbanes Oxley Act of 2002 (18 U.S.C. Section 7241).

32.1**	Certification of the Company’s Chief Executive Officer Pursuant to Section 906 of the Sarbanes Oxley Act of 2002 (18 U.S.C. Section 1350).

32.2**	Certification of the Company’s Chief Financial Officer Pursuant to Section 906 of the Sarbanes Oxley Act of 2002 (18 U.S.C. Section 1350).

101.INS**	Inline XBRL Instance Document

101.SCH**	Inline XBRL Taxonomy Extension Schema Document

101.CAL**	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

_________________

*	Filed herewith.
**	Furnished herewith.
+	Certain schedules, annexes or exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K but will be furnished supplementally to the SEC upon request.

HIGHPEAK ENERGY, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned hereto duly authorized.

HIGHPEAK ENERGY, INC.

August 9, 2021	By:	/s/ Steven Tholen
Steven Tholen
Chief Financial Officer

August 9, 2021	By:	/s/ Keith Forbes
Keith Forbes
Vice President and Chief Accounting Officer