Form 10-Q
period 2022-03-31
HighPeak Energy, Inc.
filed 2022-05-16
CIK 1792849

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission File Number: 001-39464

HighPeak Energy, Inc.
(Exact name of Registrant as specified in its charter)

Delaware	84-3533602
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

421 W. 3rd St., Suite 1000	76102
Fort Worth, Texas	(Zip Code)
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

Yes ☐     No ☒

As of May 12, 2022, there were 104,704,073 shares of common stock, par value $0.0001 per share, issued and outstanding.

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

•	“Formation” A layer of rock which has distinct characteristics that differs from nearby rocks.
•	"GAAP" means accounting principles generally accepted in the United States of America.
•	“Gross wells” means the total wells in which a working interest is owned.
•	“Held by production” Acreage covered by a mineral lease that perpetuates a company’s right to operate a property as long as the property produces a minimum paying quantity of crude oil or natural gas.
•	"HighPeak Energy" or the "Company" means HighPeak Energy, Inc. and its subsidiaries.
•	“HighPeak I” means HighPeak Energy, LP, a Delaware limited partnership.
•	“HighPeak II” means HighPeak Energy II, LP, a Delaware limited partnership.
•	“Horizontal drilling” A drilling technique used in certain formations where a well is drilled vertically to a certain depth and then drilled at a right angle within a specified interval.
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

•

“Proved undeveloped reserves” or "PUD" means proved reserves that are expected to be recovered from new wells on undrilled acreage or from existing wells where a relatively major expenditure is required for recompletion. Undrilled locations can be classified as being PUDs only if a development plan has been adopted indicating that such locations are scheduled to be drilled within five (5) years, unless specific circumstances justify a longer time.

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

•	“Revolving Credit Facility” means the Company’s senior secured reserve-based lending facility which matures June 17, 2024.
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

●	political instability or armed conflict in crude oil or natural gas producing regions, such as the ongoing war between Russia and Ukraine;

●	the market prices of crude oil, NGL, natural gas and other products or services;

●	the supply and demand for crude oil, NGL, natural gas and other products or services;

●	production and reserve levels;

●	drilling risks;

●	economic and competitive conditions;

●	the availability of capital resources;

●	capital expenditures and other contractual obligations;

●	weather conditions;

●	inflation rates;

●	the availability of goods and services and supply chain issues;

●	legislative, regulatory or policy changes;

●	cyber-attacks;

●	occurrence of property acquisitions or divestitures;

●	the integration of acquisitions;

●	the securities or capital markets and related risks such as general credit, liquidity, market and interest-rate risks; and

●

other factors disclosed under “Part I, Items 1 and 2. Business and Properties”, “Part I, Item 1A. Risk Factors”, “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Part II, Item 7A. Quantitative and Qualitative Disclosures about Market Risk,” included in the Company’s Annual Report on Form 10-K filed on March 7, 2022 ("Annual Report") and “Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Part I, Item 3. Quantitative and Qualitative Disclosures about Market Risk,” included in this Quarterly Report, and elsewhere in this Quarterly Report.

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

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

HighPeak Energy, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share data)

	March 31, 2022	December 31, 2021
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$35,850	$34,869
Accounts receivable	46,167	39,378
Prepaid expenses	15,080	7,154
Inventory	3,986	3,304
Derivatives	—	2,199
Deposits	50	50
Total current assets	101,133	86,954
Crude oil and natural gas properties, using the successful efforts method of accounting:
Proved properties	999,110	699,701
Unproved properties	137,765	108,392
Accumulated depletion, depreciation and amortization	(99,442)	(82,478)
Total crude oil and natural gas properties, net	1,037,433	725,615
Other property and equipment, net	1,637	1,600
Other noncurrent assets	4,515	4,791
Total assets	$1,144,718	$818,960
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable - trade	$59,062	$38,144
Accrued liabilities	58,083	32,409
Derivatives	51,758	13,591
Advances from joint interest owners	4,067	10,841
Other current liabilities	6,676	8,015
Total current liabilities	179,646	103,000
Noncurrent liabilities:
Long-term debt, net	203,197	97,929
Deferred income taxes	55,490	55,802
Derivatives	5,342	4,075
Asset retirement obligations	5,082	4,260
Other	2,080	831
Commitments and contingencies (Note 10)
Stockholders' equity:
Preferred stock, $0.0001 par value, 10,000,000 shares authorized, none issued and outstanding at March 31, 2022 and December 31, 2021	—	—
Common stock, $0.0001 par value, 600,000,000 shares authorized, 103,810,939 and 96,774,185 shares issued and outstanding at March 31, 2022 and December 31, 2021, respectively	10	10
Additional paid-in capital	777,501	617,489
Accumulated deficit	(83,630)	(64,436)
Total stockholders' equity	693,881	553,063
Total liabilities and stockholders' equity	$1,144,718	$818,960

The accompanying notes are an integral part of these condensed consolidated financial statements.

HighPeak Energy, Inc.

Condensed Consolidated Statements of Operations

(in thousands, except per share data)

(Unaudited)

	Three Months Ended March 31,
	2022	2021
Operating Revenues:
Crude oil sales	$86,938	$24,870
NGL and natural gas sales	5,291	847
Total operating revenues	92,229	25,717
Operating Costs and Expenses:
Crude oil and natural gas production	9,446	2,227
Production and ad valorem taxes	5,006	1,664
Exploration and abandonments	209	191
Depletion, depreciation and amortization	17,024	12,963
Accretion of discount	54	35
General and administrative	1,940	1,759
Stock-based compensation	3,976	966
Total operating costs and expenses	37,655	19,805
Income from operations	54,574	5,912
Interest and other income	250	1
Interest expense	(5,252)	(54)
Derivative loss, net	(66,394)	—
Income before income taxes	(16,822)	5,859
Income tax expense (benefit)	(312)	1,115
Net income (loss)	$(16,510)	$4,744
Earnings (loss) per share:
Basic net income (loss)	$(0.17)	$0.05
Diluted net income (loss)	$(0.17)	$0.05

Weighted average shares outstanding:
Basic	95,841	92,592
Diluted	95,841	93,996

Dividends declared per share	$0.025	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

HighPeak Energy, Inc.

Condensed Consolidated Statements of Changes in Stockholders' Equity

(in thousands)

(Unaudited)

Three Months Ended March 31, 2022
	Shares Outstanding	Common Stock	Additional Paid-in- Capital	Retained Earnings (Accumulated Deficit)	Total Stockholders' Equity
Balance, December 31, 2021	96,774	$10	$617,489	$(64,436)	$553,063
Dividends declared ($0.025 per share)	—	—	—	(2,434)	(2,434)
Dividend equivalents declared on outstanding stock options ($0.025 per share)	—	—	—	(250)	(250)
Stock issued for acquisition	6,960	—	156,599	—	156,599
Stock issuance costs	—	—	(55)	—	(55)
Exercise of warrants	69	—	779	—	779
Stock-based compensation costs:
Shares issued upon options being exercised	8	—	75	—	75
Compensation costs included in net income	—	—	2,614	—	2,614
Net loss	—	—	—	(16,510)	(16,510)
Balance, March 31, 2022	103,811	$10	$777,501	$(83,630)	$693,881

Three Months Ended March 31, 2021
	Shares Outstanding	Common Stock	Additional Paid-in- Capital	Retained Earnings (Accumulated Deficit)	Total Stockholders' Equity
Balance, December 31, 2020	91,968	$9	$581,426	$(107,209)	$474,226
Exercise of warrants	554	—	5,466	—	5,466
Stock-based compensation costs:
Shares issued upon options being exercised	154	—	1,574	—	1,574
Compensation costs included in net loss	—	—	966	—	966
Net income	—	—	—	4,744	4,744
Balance, March 31, 2021	92,676	$9	$589,432	$(102,465)	$486,976

The accompanying notes are an integral part of these condensed consolidated financial statements.

HighPeak Energy, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Three Months Ended March 31,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(16,510)	$4,744
Adjustments to reconcile net income (loss) to net cash provided by operations:
Exploration and abandonment expense	32	49
Depletion, depreciation and amortization expense	17,024	12,963
Accretion expense	54	35
Stock-based compensation expense	3,976	966
Amortization of debt issuance costs	645	29
Amortization of original issue discount on senior notes	893	—
Derivative-related activity	41,633	—
Deferred income taxes	(312)	1,115
Changes in operating assets and liabilities:
Accounts receivable	(6,789)	(9,193)
Prepaid expenses, inventory and other assets	(941)	(12)
Accounts payable, accrued liabilities and other current liabilities	10,242	677
Net cash provided by operating activities	49,947	11,373
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to crude oil and natural gas properties	(165,099)	(44,875)
Changes in working capital associated with crude oil and natural gas property additions	20,644	13,263
Acquisitions of crude oil and natural gas properties	(6,348)	(309)
Other property additions	(96)	—
Net cash used in investing activities	(150,899)	(31,921)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of senior unsecured notes, net of discount	210,179	—
Repayments under revolving credit facility	(115,000)	—
Borrowings under revolving credit facility	15,000	—
Proceeds from exercises of warrants	779	5,466
Proceeds from subscription receivable from exercises of warrants	—	3,596
Proceeds from exercises of stock options	75	1,574
Debt issuance costs	(6,449)	(2)
Dividends paid	(2,382)	—
Dividend equivalents paid	(214)	—
Stock offering costs	(55)	—
Net cash provided by financing activities	101,933	10,634
Net increase (decrease) in cash and cash equivalents	981	(9,914)
Cash and cash equivalents, beginning of period	34,869	19,552
Cash and cash equivalents, end of period	$35,850	$9,638

Supplemental disclosure of non-cash transactions:
Interest paid	$1,081	$4
Income taxes paid	$—	$—
Stock issued for acquisition	$156,600	$—
Additions to asset retirement obligations	$768	$153

The accompanying notes are an integral part of these condensed consolidated financial statements.

HIGHPEAK ENERGY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1. Organization and Nature of Operations

HighPeak Energy, Inc. ("HighPeak Energy" or the "Company,") is a Delaware corporation, formed in October 2019. See the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 for further information regarding the formation of the Company.

HighPeak Energy’s common stock and warrants are listed and traded on the Nasdaq Global Market (the "Nasdaq") under the ticker symbols “HPK” and “HPKEW,” respectively. HighPeak Energy’s Contingent Value Rights (“CVRs”) are currently traded on the Over-The-Counter market under the ticker symbol “HPKER.” The Company is an independent crude oil and natural gas exploration and production company that explores for, develops and produces crude oil, NGL and natural gas in the Permian Basin in West Texas, more specifically, the Midland Basin in Howard and Borden Counties. Our acreage is composed of two core areas, Flat Top in the northern portion of Howard County extending into southern Borden County and Signal Peak in the southern portion of Howard County.

NOTE 2. Basis of Presentation and Summary of Significant Accounting Policies

Presentation. In the opinion of management, the unaudited interim condensed consolidated financial statements of the Company as of March 31, 2022 and for the three months ended March 31, 2022 and 2021 include all adjustments and accruals, consisting only of normal, recurring adjustments and accruals necessary for a fair presentation of the results for the interim periods in conformity with generally accepted accounting principles in the United States ("GAAP"). The operating results for the three months ended March 31, 2022 are not indicative of results for a full year.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted in accordance with the rules and regulations of the United States Securities and Exchange Commission (the "SEC"). These unaudited interim condensed consolidated financial statements should be read together with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

Principles of consolidation. The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries since their acquisition or formation. All material intercompany balances and transactions have been eliminated. Certain reclassifications have been made to prior period amounts to conform to the current period’s presentation.

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

Accounts receivable. As of March 31, 2022 and December 31, 2021, the Company’s accounts receivables primarily consist of amounts due from the sale of crude oil, NGL and natural gas of $41.1 million and $29.0 million, respectively, and are based on estimates of sales volumes and realized prices the Company anticipates it will receive, receivables related to refunds from pipe suppliers of zero and $3.2 million, respectively, current U.S. federal income tax receivables of $3.2 million and $3.2 million, respectively, joint interest receivables of $1.9 million and $3.1 million, respectively, and receivables related to settlements of derivative contracts of zero and $771,000, respectively. The Company’s share of crude oil, NGL and natural gas production is sold to various purchasers who must be prequalified under the Company’s credit risk policies and procedures. The Company’s credit risk related to collecting accounts receivables is mitigated by using credit and other financial criteria to evaluate the credit standing of the entity obligated to make payment on the accounts receivable, and where appropriate, the Company obtains assurances of payment, such as a guarantee by the parent company of the counterparty or other credit support. The Company routinely reviews outstanding balances and establishes allowances for bad debts equal to the estimable portions of accounts receivable for which failure to collect is considered probable. As of March 31, 2022 and December 31, 2021, the Company had no allowance for doubtful accounts.

Concentration of credit risk. The Company is subject to credit risk resulting from the concentration of its crude oil and natural gas receivables with significant purchasers. For the three months ended March 31, 2022 and 2021, sales to the Company’s largest purchaser accounted for approximately 93% and 96%, respectively, of the Company’s total crude oil, NGL and natural gas sales revenues. The Company generally does not require collateral and does not believe the loss of this particular purchaser would materially impact its operating results, as crude oil and natural gas are fungible products with well-established markets and numerous purchasers in various regions.

Prepaid expenses. Prepaid expenses are comprised primarily of tubulars that the Company has prepaid in order for the suppliers to produce the tubulars in time such as to guarantee their availability when we need them for our current drilling program, prepaid drilling and completion costs on wells being drilled and completed by third party operators where we own a non-operated working interest, prepaid caliche that will be used on future locations and roads in our development areas, prepaid insurance costs, software maintenance costs and listing fees that will be amortized over the life of the policies and prepaid software maintenance fees that will be amortized over the life of the contracts. Prepaid expenses as of March 31, 2022 and December 31, 2021 is $15.1 million and $7.2 million, respectively.

Inventory. Inventory is comprised primarily of crude oil and natural gas drilling or repair items such as tubing, casing, proppant used to fracture-stimulate crude oil and natural gas wells, water, chemicals, pumps, vessels, operating supplies and ordinary maintenance materials and parts. The materials and supplies inventory is primarily acquired for use in future drilling or repair operations and is carried at the lower of cost or net realizable value, on a weighted average cost basis. Valuation allowances for materials and supplies inventories are recorded as reductions to the carrying values of the materials and supplies inventories in the Company’s consolidated balance sheet and as charges to other expense in the consolidated statements of operations. The Company’s materials and supplies inventory as of March 31, 2022 and December 31, 2021 is $4.0 million and $3.3 million, respectively, and the Company has not recognized any valuation allowance to date.

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

Other property and equipment, net. Other property and equipment is recorded at cost. The carrying values of other property and equipment, net of accumulated depreciation of $497,000 and $438,000 as of March 31, 2022 and December 31, 2021, respectively, are as follows (in thousands):

	March 31, 2022	December 31, 2021
Land	$1,122	$1,122
Transportation equipment	257	202
Leasehold improvements	167	143
Information technology	83	125
Field equipment	8	8
Total other property and equipment, net	$1,637	$1,600

Other property and equipment is depreciated over its estimated useful life on a straight-line basis. Land is not depreciated. Transportation equipment is generally depreciated over five years, field equipment is generally depreciated over seven years and information technology is generally depreciated over three years. Leasehold improvements are amortized over the lesser of their estimated useful lives or the underlying terms of the associated leases.

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

Aid-in-construction assets. As of March 31, 2022 and December 31, 2021, the Company has aid-in-construction assets totaling $3.8 million and $3.9 million, respectively, included in other noncurrent assets. The Company contracted with the natural gas gatherer and processor in its Flat Top area to construct a low-pressure gas gathering system to transport the Company’s natural gas to its processing facility. The Company agreed to incur the cost to construct the system in return for future payments based on gross throughput through the system, including any third-party natural gas that is potentially tied into the system in the future. Based on the Company’s current projections of its natural gas reserves in Flat Top, it is anticipated that the full amount will be paid back in less than four years. The contract calls for future aid-in-construction fundings if expansions of the system are necessary at the sole discretion of the Company.

Debt issuance costs and original issue discount. The Company has paid a total of $9.0 million in debt issuance costs, $6.4 million of which was incurred during the three months ended March 31, 2022, related to the issuance of senior unsecured notes and its revolving credit facility. Amortization based on the straight-line method over the terms of the senior unsecured notes and the revolving credit facility which approximates the effective interest method was $644,000 and $29,000 during the three months ended March 31, 2022 and 2021, respectively. In addition, the company realized a $14.8 million discount on the issuance of its senior unsecured notes that is being amortized over the life of the notes which approximates the effective interest method and was $893,000 and zero during the three months ended March 31, 2022 and 2021, respectively. As of March 31, 2022 and December 31, 2021, the net debt issuance costs and discount are netted against the outstanding long-term debt on the accompanying balance sheet in accordance with GAAP.

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

Current liabilities. Current liabilities as of March 31, 2022 and December 31, 2021 totaled approximately $179.6 million and $103.0 million, respectively, including trade accounts payable, derivative liabilities, revenues payable, advances from joint interest owners and accruals for capital expenditures, operating and general and administrative expenses, interest expense, operating leases, dividends and dividend equivalents and other miscellaneous items.

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

The Company enters into contracts with purchasers to sell its crude oil and natural gas production. Revenue on these contracts is recognized in accordance with the five-step revenue recognition model prescribed in ASC 606. Specifically, revenue is recognized when the Company’s performance obligations under these contracts are satisfied, which generally occurs with the transfer of control of the crude oil and natural gas to the purchaser. Control is generally considered transferred when the following criteria are met: (i) transfer of physical custody, (ii) transfer of title, (iii) transfer of risk of loss and (iv) relinquishment of any repurchase rights or other similar rights. Given the nature of the products sold, revenue is recognized at a point in time based on the amount of consideration the Company expects to receive in accordance with the price specified in the contract. Consideration under the crude oil and natural gas marketing contracts is typically received from the purchaser one to two months after production. As of March 31, 2022 and December 31, 2021, the Company had receivables related to contracts with purchasers of approximately $41.1 million and $29.0 million, respectively.

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

The Company reviews its deferred tax assets for recoverability and establishes a valuation allowance based on projected future taxable income, applicable tax strategies and the expected timing of the reversals of existing temporary differences. A valuation allowance is provided when it is more likely than not (likelihood of greater than 50 percent) that some portion or all the deferred tax assets will not be realized. The Company had not established a valuation allowance as of March 31, 2022 and December 31, 2021.

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

NOTE 3. Acquisitions

Acquisitions. During the three months ended March 31, 2022, the Company incurred a total of $162.9 million in acquisition costs primarily related to a series of agreements to acquire various crude oil and natural gas properties contiguous to its Flat Top operating area in Borden and Howard counties, consisting of approximately 10,200 net acres and associated producing properties, water system infrastructure and in-field fluid gathering pipelines. Included in the acquisition costs is the issuance of 6,960,000 shares of HighPeak Energy common stock valued at $156.6 million on the date of closing. All of the aforementioned acquisitions were accounted for as asset acquisitions as substantially all of the gross assets acquired are concentrated in a group of similar identifiable assets.  The consideration paid was allocated to the individual assets acquired and liabilities assumed based on their relative fair values.  All transaction costs associated with the acquisitions were capitalized.

Contingent Acquisition. The Company is also party to an option agreement to acquire additional producing horizontal wells and acreage contiguous to its Flat Top Area for consideration of approximately 773,333 shares of HighPeak common stock, which may be adjusted for customary purchase price adjustments, should certain closing conditions come to fruition prior to May 31, 2022. At this time, it is unknown if this transaction will be consummated.

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

Assets and liabilities measured at fair value on a recurring basis. Assets and liabilities measured at fair value on a recurring basis as of March 31, 2022 and December 31, 2021 are as follows (in thousands):

	As of March 31, 2022
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Commodity price derivatives	$—	$—	$—	$—
Liabilities:
Commodity price derivatives – current	—	51,758	—	51,758
Commodity price derivatives – noncurrent	—	5,342	—	5,342
Total liabilities	—	57,100	—	57,100
Total recurring fair value measurements	$—	$(57,100)	$—	$(57,100)

	As of December 31, 2021
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Commodity price derivatives	$—	$2,199	$—	$2,199
Liabilities:
Commodity price derivatives – current	—	13,591	—	13,591
Commodity price derivatives – noncurrent	—	4,075	—	4,075
Total liabilities	—	17,666	—	17,666
Total recurring fair value measurements	$—	$(15,467)	$—	$(15,467)

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

Financial instruments not carried at fair value. Carrying values and fair values of financial instruments that are not carried at fair value in the consolidating balance sheets are as follows (in thousands):

	As of March 31, 2022		As of December 31, 2021
	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Cash and cash equivalents	$35,850	$35,850	$34,869	$34,869
Liabilities:
Long-term debt:
Senior notes (a)	$205,052	$225,000	$—	$—

(a)

Fair value is determined using Level 2 inputs. The Company’s senior unsecured notes are quoted, but not actively traded on major exchanges; therefore, fair value is based on periodic values as quoted on major exchanges. See Note 7 for additional information.

The Company has other financial instruments consisting primarily of accounts receivable, accounts payable, long-term debt, specifically the revolving credit facility, and other current assets and liabilities that approximate fair value due to the nature of the instrument and their relatively short maturities.

NOTE 5. Derivative Financial Instruments

The Company primarily utilizes commodity swap contracts to (i) reduce the effect of price volatility on the commodities the Company produces and sells, and (ii) support the Company’s capital budgeting and expenditure plans, (iii) protect the Company’s borrowing base under its Revolving Credit Facility, (iv) adhere to the hedge obligations included in the senior unsecured notes and (v) support the payment of contractual obligations.

The following table summarizes the effect of derivatives on the Company’s consolidated statements of operations (in thousands):

	Three Months Ended March 31,
	2022	2021
Noncash derivative gain (loss), net	$(41,633)	$—
Derivative settlements, net	(24,761)	—
Derivative gain (loss), net	$(66,394)	$—

Crude oil production derivatives. The Company sells its crude oil production at the lease and the sales contracts governing such crude oil production are tied directly to, or are correlated with, NYMEX WTI crude oil prices. As such, the Company uses NYMEX WTI derivative contracts to manage future crude oil price volatility.

The Company’s outstanding crude oil derivative contracts as of March 31, 2022 and the weighted average crude oil prices per barrel for those contracts are as follows:

	Remainder of 2022				2023
	Second	Third	Fourth		First	Second
				Total			Total
	Quarter	Quarter	Quarter		Quarter	Quarter
Crude Oil Price Swaps - WTI:
Volume (MBbls)	1,039.8	456.4	487.4	1,983.6	441.0	200.2	641.2
Price per Bbl	$71.96	$75.15	$70.14	$72.25	$70.05	$57.22	$66.04

The Company uses credit and other financial criteria to evaluate the credit standings of, and to select, counterparties to its derivative financial instruments. Although the Company does not obtain collateral or otherwise secure the fair value of its derivative financial instruments, associated credit risk is mitigated by the Company’s credit risk policies and procedures.

Net derivative liabilities associated with the Company’s open commodity derivatives by counterparty are as follows (in thousands):

As of March 31, 2022
Fifth Third Bank, National Association	$(35,464)
Bank of America, National Association	(11,765)
Bank of Oklahoma, National Association	(7,939)
Citizens Bank, National Association	(1,932)
$(57,100)

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

The changes in capitalized exploratory well costs are as follows (in thousands):

Three Months Ended March 31, 2022
Beginning capitalized exploratory well costs	$28,076
Additions to exploratory well costs	70,728
Reclassification to proved properties	(74,081)
Exploratory well costs charged to exploration and abandonment expense	—
Ending capitalized exploratory well costs	$24,723

All capitalized exploratory well costs have been capitalized for less than one year based on the date of drilling.

NOTE 7. Long-Term Debt

The components of long-term debt, including the effects of debt issuance costs, are as follows (in thousands):

	March 31, 2022	December 31, 2021
10.00% Senior Notes due 2024	$225,000	$—
Revolving Credit Facility due 2024	—	100,000
Debt issuance costs, net (a)	(7,876)	(2,071)
Discounts, net (b)	(13,927)	—
Total debt	203,197	97,929
Less current portion of long-term debt	—	—
Long-term debt, net	$203,197	$97,929

(a) Debt issuance costs as of March 31, 2022 and December 31, 2021 consisted of $9.0 million and $2.6 million, respectively, in costs less accumulated amortization of $1.1 million and $502,000, respectively.

(b) Discounts as of March 31, 2022 and December 31, 2021 consisted of $14.8 million and zero, respectively, in discounts less accumulated amortization of $893,000 and zero, respectively.

Revolving Credit Facility. In December 2020, the Company entered into a Credit Agreement with Fifth Third Bank, National Association (“Fifth Third”) as the administrative agent and sole lender to establish a revolving credit facility (“Revolving Credit Facility”) that matures on June 17, 2024. The Revolving Credit Facility had an initial borrowing base of $40.0 million. However, the Company elected to reduce the aggregate elected commitments under the Revolving Credit Facility to $20.0 million. In June 2021, the Company entered into the First Amendment to, among other things, (i) complete the semi-annual borrowing base redetermination process which increased the borrowing base from $40.0 million to $125.0 million and (ii) modify the terms of the Credit Agreement to increase the aggregate elected commitments from $20.0 million to $125.0 million. A syndicate of banks joined the credit facility at differing levels of commitments with Fifth Third remaining the administrative agent. In October 2021, the Company entered into the Second Amendment to, among other things, (i) complete a semi-annual borrowing base redetermination process, which increased the borrowing base from $125.0 million to $195.0 million and (ii) modify the terms of the Credit Agreement to increase the aggregate elected commitments from $125.0 million to $195.0 million. In February 2022, the Company entered into the Third Amendment to, among other things, (i) reduce the borrowing base from $195.0 million to $138.8 million and (ii) modify the terms of the Credit Agreement to reduce the aggregate elected commitments from $195.0 million to $138.8 million.

The borrowing capacity under the Revolving Credit Facility is equal to the lowest of (i) the borrowing base (which stands at $138.8 million as of March 31, 2022), (ii) the aggregate elected commitments (which stand at $138.8 million as of March 31, 2022) and (iii) $500.0 million. As of March 31, 2022 and December 31, 2021, the Company had zero and $100.0 million, respectively, outstanding borrowings under the Revolving Credit Facility. Borrowings under the Revolving Credit Facility prior to February 2022 bore interest, at the option of the Company, based on (a) a rate per annum equal to the higher of (i) the prime rate announced from time to time by Fifth Third, (ii) the weighted average of the rates on overnight federal funds transactions with members of the Federal Reserve System during the last preceding business day plus 0.5 percent and (iii) the Adjusted LIBO Rate for one-month Interest Period, plus a margin (the “Applicable Margin”) which was determined by the Borrowing Base Utilization Percentage as defined in the Revolving Credit Facility or (b) the LIBO Rate for a one, three or six month Interest Period multiplied by the Statutory Reserve Rate. As of February 2022, borrowings under the Revolving Credit Facility bear interest at the option of the Company, based on (a) the prime rate announced from time to time by Fifth Third or (b) a rate equal to the higher of (i) zero percent per annum and (ii) SOFR relating to quotations for 1 or 3 months. Letters of credit outstanding under the Revolving Credit Facility are subject to a per annum fee, representing the Applicable Margin plus 0.125 percent. The Company also pays commitment fees on undrawn amounts under the Revolving Credit Facility equal to 0.50 percent. Borrowings under the Revolving Credit Facility are secured by a first lien security interest on substantially all assets of the Company and its restricted subsidiaries, including mortgages on the Company’s and its restricted subsidiaries’ crude oil and natural gas properties. The Revolving Credit Facility is scheduled to have the borrowing base redetermined semiannually in April and October. Additionally, the Company and Fifth Third each have the option for a wild card evaluation between redeterminations.

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

Senior notes. In February 2022, the Company issued $225.0 million aggregate principal amount of 10.00% senior unsecured notes that will mature on February 15, 2024 (“Senior Notes”). The Company received proceeds, net of $21.2 million of issuance costs and discounts, of $203.8 million. The net proceeds were used to pay down the balance of our Revolving Credit Facility to zero and to fund our ongoing capital development program. Interest on the Senior Notes will be payable on August 15 and February 15 of each year.

Both the Revolving Credit Facility and the Senior Notes have hedging obligations that the Company adheres to.

NOTE 8. Asset Retirement Obligations

The Company’s asset retirement obligations primarily relate to the future plugging and abandonment of wells and related facilities. Market risk premiums associated with asset retirement obligations are estimated to represent a component of the Company’s credit-adjusted risk-free rate that is utilized in the calculations of asset retirement obligations.

Asset retirement obligations activity is as follows (in thousands):

Three Months Ended March 31, 2022
Beginning asset retirement obligations	$4,260
Liabilities incurred from wells acquired	523
Liabilities incurred from new wells	245
Accretion of discount	54
Ending asset retirement obligations	$5,082

As of March 31, 2022 and December 31, 2021, all asset retirement obligations are considered noncurrent and classified as such in the accompanying consolidated balance sheet.

NOTE 9. Incentive Plans

401(k) Plan. The HighPeak Energy Employees, Inc 401(k) Plan (the “401(k) Plan”) is a defined contribution plan established under Section 401 of the Internal Revenue Code of 1986, as amended (the "Code"). All regular full-time and part-time employees of the Company are eligible to participate in the 401(k) Plan after three continuous months of employment with the Company. Participants may contribute up to 80 percent of their annual base salary into the 401(k) Plan. Matching contributions are made to the 401(k) Plan in cash by the Company in amounts equal to 100 percent of a participant’s contributions to the 401(k) Plan up to four percent of the participant’s annual base salary (the “Matching Contribution”). Each participant’s account is credited with the participant’s contributions, Matching Contributions and allocations of the 401(k) Plan’s earnings. Participants are fully vested in their account balances at their eligibility date. During the three months ended March 31, 2022 and 2021, the Company contributed $76,000 and $56,000 to the 401(k) Plan, respectively.

Long-Term Incentive Plan. The Company’s Amended & Restated Long Term Incentive Plan (“LTIP”) provides for the grant of stock options, dividend equivalents, cash awards and substitute awards to officers and employees of the Company, as well as stock awards to directors of the Company. The number of shares available for grant pursuant to awards under the LTIP as of March 31, 2022 are as follows:

March 31, 2022
Approved and authorized awards	13,174,746
Awards issued under plan	(11,607,006)
Awards available for future grant	1,567,740

Stock Options. Stock option awards were granted to employees on August 24, 2020 and November 4, 2021. Stock-based compensation expense related to the Company’s stock option awards for the three months ended March 31, 2022 and 2021 was $525,000 and $966,000, respectively, and as of March 31, 2022 and December 31, 2021 there was $1.3 million and $1.8 million, respectively, of unrecognized stock-based compensation expense related to unvested stock option awards. The unrecognized compensation expense will be recognized on a straight-line basis over the remaining vesting periods of the awards, which is a period of less than two years.

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

	Stock Options	Exercise Price	Remaining Term in Years	Intrinsic Value (in thousands)
Outstanding at December 31, 2020	9,705,495	$10.00	9.7	$57,942
Awards granted	442,500	$14.36
Exercised	(154,268)	$10.00
Forfeitures	(10,000)	$10.00
Outstanding at December 31, 2021	9,983,727	$10.19	8.7	$44,395
Exercised	(7,500)	$10.00
Outstanding at March 31, 2022	9,976,227	$10.19	7.8	$119,781

Vested at December 31, 2021	8,551,070	$10.13	8.7	$38,556
Exercisable at December 31, 2021	8,551,070	$10.13	8.7	$38,556

Vested at March 31, 2022	8,543,570	$10.13	7.8	$103,110
Exercisable at March 31, 2022	8,543,570	$10.13	7.8	$103,110

Restricted Stock Issued to Employee Members of the Board. A total of 1,500,500 shares of restricted stock was approved by the board of directors to be granted to certain employee members of the board of the Company on November 4, 2021, which vest on the three-year anniversary of such grant assuming the employees remain in his or her position as of the anniversary date. Therefore, stock-based compensation expense of $1.8 million was recognized during the three months ended March 31, 2022 and the remaining $18.6 million will be recognized over the remaining restricted period, which was based upon the closing price of the stock on the date of the restricted stock issuance. The Company also entered into contractual equity-based bonuses with certain non-director employees of the Company whereby they will be eligible for a cash bonus on the three-year anniversary of such contract equal to the product of a total of 600,000 shares of stock times the closing stock price on said anniversary assuming the employees remain in his or her position as of the anniversary date plus accrued dividends. Therefore, stock-based compensation expense of $1.4 million was recognized during the three months ended March 31, 2022, and the remaining $11.5 million based on the closing stock price as of March 31, 2022 of $22.20 per share will be recognized over the remaining life of the contract.  Since these awards are not considered equity awards, but rather liability awards, this liability of $1.9 million and $488,000 is carried in other noncurrent liabilities on the accompanying balance sheet as of March 31, 2022 and December 31, 2021, respectively.

Stock Issued to Outside Directors. A total of 67,779 shares of restricted stock was approved by the board of directors to be granted to the outside directors of the Company on June 1, 2021, which vested in January 2022. Therefore, the remaining stock-based compensation expense of $284,000 was recognized during the three months ended March 31, 2022, which was based upon the closing price of the stock on the date of the restricted stock issuance.

NOTE 10. Commitments and Contingencies

Leases. The Company follows ASC Topic 842, “Leases” to account for its operating and finance leases. Therefore, as of March 31, 2022 the Company had right-of-use assets totaling $715,000 included in other noncurrent assets and operating lease liabilities totaling $723,000, $493,000 of which are included in other current liabilities and $230,000 of which are included in other noncurrent liabilities, and as of December 31, 2021 the Company had right-of-use assets totaling $852,000 included in other noncurrent assets and operating lease liabilities totaling $856,000, $513,000 of which are included in other current liabilities and $343,000 of which are included in other noncurrent liabilities on the accompanying consolidated balance sheets. The Company does not currently have any finance right-of-use leases. Maturities of the operating lease obligations are as follows (in thousands):

March 31, 2022
Remainder of 2022	$397
2023	349
Total lease payments	746
Less present value discount	(23)
Present value of lease liabilities	$723

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

Salt-water disposal commitments. The Company has committed to deliver a total of 3.0 MMBbl of produced water for disposal with a third-party salt-water disposal company between July 24, 2020 and July 24, 2022. As of March 31, 2022, the Company has delivered approximately 2.7 MMBbl under the agreement. The agreement requires a payment for any volumes not delivered should the Company not perform under the agreement, indicating a remaining monetary commitment of approximately $114,000 as of March 31, 2022.

Crude oil delivery commitments. In May 2021, the Company entered into a crude oil marketing contract with Lion as the purchaser and DKL Permian Gathering, LLC (“DKL”) as the gatherer and transporter. The contract includes the Company’s current and future crude oil production from its horizontal wells in Flat Top where DKL will construct a crude oil gathering system and custody transfer meters to all the Company’s central tank batteries. The contract contains a minimum volume commitment commencing October 2021 based on the gross barrels delivered at the Company’s central tank battery facilities and is 5,000 Bopd for the first year, 7,500 Bopd for the second year and 10,000 Bopd for the remaining eight years of the contract. However, the Company has the ability under the contract to cumulatively bank excess volumes delivered to offset future minimum volume commitments. For the period from October 1, 2021 to March 31, 2022, the Company has delivered approximately 15,141 Bopd under the contract. The remaining monetary commitment as of March 31, 2022, if the Company never delivers any additional volumes under the agreement, is approximately $23.6 million.

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

Power contracts. In June 2021, the Company entered into a contract with Priority Power Management, LLC (“Priority Power”) whereby Priority Power will develop an electric high-voltage (“EHV”) substation, medium voltage distribution systems and a 13-megawatt direct current solar photovoltaic facility located on approximately 80 acres of land owned by the Company north of Big Spring, Texas in Howard County to provide for the Company’s electrical power needs in its Flat Top operating area including powering drilling rigs and day-to-day operations. The EHV substation will be interconnected with the ERCOT transmission grid in May 2022 via the local electric utility, have an initial capacity of up to 50 megavolt amperes and be designed for future expansion capability. The solar generation facility will be interconnected with the medium voltage distribution system that will be energized from the new EHV substation. Priority Power will develop, finance, engineer, construct, operate and maintain the project facilities.

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

Sand commitments.  The Company is party to an agreement whereby it has agreed to purchase at least 600,000 tons of sand over a two-year period beginning at the commencement date of the sand mine being operational, which will be late in the second quarter of 2022. There are stipulations in the agreement that reduce this commitment should we experience a downturn in oil prices.  However, generally if the Company never takes delivery of any sand under the agreement, the monetary commitment as of March 31, 2022 is approximately $8.7 million.

NOTE 11. Related Party Transactions

Water Treatment. In September 2021, the Company entered into a contract with Pilot Exploration, Inc., (“Pilot”), whose President and CEO is an outside director of the Company, to deploy Pilot’s proprietary water treatment technology in the Company’s Flat Top area to treat up to 25,000 barrels of produced water per day such that it can be reused in the Company’s completion operations or sold to third parties for their completion operations. This contract was set to expire on March 1, 2022, however it was extended to July 1, 2022 based on the early results of the project. During the three months ended March 31, 2022, the Company paid $632,000 to Pilot for such services.

NOTE 12. Major Customers

Lion Oil Trading and Transportation, LLC (“Lion”) accounted for approximately 93% and 96% of the Company’s revenues during the three months ended March 31, 2022 and 2021, respectively. Based on the current demand for crude oil and natural gas and the availability of other purchasers, management believes the loss of this major purchaser would not have a material adverse effect on our financial condition and results of operations because crude oil and natural gas are fungible products with well-established markets and numerous purchasers.

NOTE 13. Income Taxes

The Company’s income tax expense (benefit) attributable to income (loss) from operations consisted of the following (in thousands):

	Three Months Ended March 31,
	2022	2021
Current income tax expense (benefit):
Federal	$—	$—
State	—	—
Total current income tax expense (benefit)	—	—
Deferred income tax expense (benefit):
Federal	(188)	1,115
State	(124)	—
Deferred income tax expense (benefit)	(312)	1,115
Total income tax expense (benefit)	$(312)	$1,115

The reconciliation between the income tax expense (benefit) computed by multiplying pre-tax income by the U.S. federal statutory rate and the reported amounts of income tax expense is as follows (in thousands, except rate):

	Three Months Ended March 31,
	2022	2021
Income tax expense (benefit) at U.S. federal statutory rate	$(3,533)	$1,230
Limited tax benefit due to stock-based compensation	3,606	(109)
State deferred income taxes	(124)	—
Other, net	(261)	(6)
Income tax expense (benefit)	$(312)	$1,115
Effective income tax rate	1.9%	19.0%

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities were as follows as of March 31, 2022 and December 31, 2021 (in thousands):

	March 31, 2022	December 31, 2021
Deferred tax assets:
Unrecognized derivative losses	$12,329	$3,248
Net operating loss carryforwards	3,681	2,870
Stock-based compensation	1,357	4,373
Interest expense limitations	968	—
Other	293	31
Deferred tax assets	18,628	10,522
Deferred tax liabilities:
Crude oil and natural gas properties, principally due to differences in basis and depreciation and the deduction of intangible drilling costs for tax purposes	(74,118)	(66,324)
Net deferred tax liabilities	$(55,490)	$(55,802)

The effective income tax rate differs from the U.S. statutory rate of 21 percent primarily due to establishing a valuation allowance primarily related to stock-based compensation, deferred state income taxes and permanent differences between GAAP income and taxable income.

As required by ASC Topic 740, “Income Taxes,” (“ASC 740”) the Company uses reasonable judgments and makes estimates and assumptions related to evaluating the probability of uncertain tax positions. The Company bases its estimates and assumptions on the potential liability related to an assessment of whether the income tax position will “more likely than not” be sustained in an income tax audit. Based on that analysis, the Company believes the Company has not taken any material uncertain tax positions, and therefore has not recorded an income tax liability related to uncertain tax positions. However, if actual results materially differ, the Company’s effective income tax rate and cash flows could be affected in the period of discovery or resolution. The Company also reviews the estimates and assumptions used in evaluating the probability of realizing the future benefits of the Company’s deferred tax assets and records a valuation allowance when the Company believes that a portion or all the deferred tax assets may not be realized. If the Company is unable to realize the expected future benefits of its deferred tax assets, the Company is required to provide a valuation allowance. The Company uses its history and experience, overall profitability, future management plans, tax planning strategies, and current economic information to evaluate the amount of valuation allowance to record. As of March 31, 2022 and December 31, 2021, the Company had not recorded a valuation allowance for deferred tax assets arising from its operations because the Company believed they met the “more likely than not” criteria as defined by the recognition and measurement provisions of ASC 740.  The Company reversed a portion of its deferred tax asset related to stock-based compensation based on the assumption that the tax deduction will be subject to IRC Section 162(m) limits when the stock options are exercised and the restricted stock vests.  IRC Section 162(m) limits compensation deductions to $1.0 million per year for certain Company executives.  This resulted in a $3.4 million reduction in the deferred tax asset and reduced the amount of income tax benefit realized during the three months ended March 31, 2022.

The Company is also subject to Texas Margin Tax. The Company realized no current Texas Margin Tax in the accompanying consolidated financial statements as we do not anticipate owing any Texas Margin Tax for 2022 or 2021. However, the Company has recognized a deferred Texas Margin Tax liability of $1.7 million and $1.8 million as of March 31, 2022 and December 31, 2021, respectively, in the accompanying consolidated financial statements.

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

The following table reconciles the Company’s earnings from operations and earnings attributable to common stockholders to the basic and diluted earnings used to determine the Company’s earnings per share amounts for the three months ended March 31, 2022 and 2021 under the two-class method (in thousands):

	Three Months Ended March 31,
	2022	2021
Net income as reported	$(16,510)	$4,744
Participating basic earnings (a)	(214)	(336)
Basic earnings attributable to common stockholders	(16,724)	4,408
Reallocation of participating earnings	—	2
Diluted net income attributable to common stockholders	$(16,724)	$4,410

Basic weighted average shares outstanding	95,841	92,592
Dilutive warrants and unvested stock options	—	1,404
Dilutive unvested restricted stock	—	—
Diluted weighted average shares outstanding	95,841	93,996

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

NOTE 15. Stockholders’ Equity

Issuance of Common Stock. On March 25, 2022, the Company issued 6,960,000 shares of HighPeak Energy common stock related to the aforementioned crude oil and natural gas property acquisitions. The remaining 76,754 shares of HighPeak Energy common stock issued during the three months ended March 31, 2022 were the result of warrants and stock options being exercised.

Dividends and dividend equivalents. In January 2022, the board of directors of the Company approved a quarterly dividend of $0.025 per share of common stock outstanding which resulted in a total of $2.4 million in dividends being paid on February 25, 2022. In addition, under the terms of the LTIP, the Company paid a dividend equivalent per share to all vested stock option holders and accrued a dividend equivalent per share to all unvested stock option holders payable upon vesting, which equates to a total payment of $214,000 in February 2022 and up to an additional $31,000 in August 2022, $2,000 in November 2022 and $2,000 in November 2023, assuming no forfeitures. In addition, the Company accrued an additional combined $53,000 in dividends on the restricted stock issued to management directors and equity-based bonus awards issued to non-director employees in November 2021 that will be payable upon vesting in November 2024.

Outstanding Securities. At March 31, 2022 and December 31, 2021, the Company had 103,810,939 and 96,774,185 shares of common stock outstanding, respectively, 9,422,741 and 9,500,166 warrants outstanding, respectively, with an exercise price of $11.50 per share that expire on August 21, 2025 and 10,209,300 and 10,209,300 CVRs outstanding, respectively, that give the holders a right to receive up to 2.125 shares of HighPeak Energy common stock per CVR to satisfy the Preferred Returns (with an equivalent number of shares of Company common stock held by HighPeak Energy, LP (“HighPeak I”) and HighPeak Energy II, LP (“HighPeak II”) being collectively forfeited in connection therewith). As such, HighPeak I and HighPeak II have placed a total of 21,694,763 shares of common stock of the Company in escrow.

NOTE 16. Subsequent Events

Hannathon Acquisition. In April 2022, the Company announced the signing of a purchase and sale agreement to acquire approximately 18,600 net acres from Hannathon Petroleum, LLC (“Hannathon”) and other non-operated working interest owners where HighPeak currently owns non-operated working interests in approximately 60% of the acquired gross acreage position. The acquired acreage position is largely contiguous to the Company’s existing Signal Peak area with significant existing production, cash flow and produced water handling infrastructure. Purchase consideration due to the sellers, subject to customary closing adjustments, is comprised of $255.0 million in cash and approximately 3.8 million shares of HighPeak Energy common stock. The cash consideration is anticipated to be funded through increased commitments under its Revolving Credit Facility and is expected to close early in the third quarter of 2022 and be accounted for as an asset acquisition.

Dividends and dividend equivalents. In April 2022, the board of directors of the Company declared a quarterly dividend of $0.025 per share of common stock outstanding which will result in a total of $2.6 million in dividends being paid on May 25, 2022. In addition, under the terms of the LTIP, the Company will pay a dividend equivalent per share to all vested stock option holders of $214,000 in May 2022 and will accrue a dividend equivalent per share to all unvested stock option holders which is payable upon vesting of up to an additional $31,000 in August 2022, $2,000 in November 2022 and $2,000 in November 2023, assuming no forfeitures. In addition, the Company will accrue an additional combined $53,000 in dividends on the restricted stock issued to management directors and equity-based bonus awards issued to non-director employees in November 2021 that will be payable upon vesting in November 2024.

Warrant exercises. Subsequent to March 31, 2022 through May 4, 2022, the Company has received an additional $6.9 million in proceeds from the exercise of 602,669 warrants and has issued 602,669 shares of HighPeak Energy common stock to the warrant holders as a result. In addition, the Company has issued an additional 290,465 shares of HighPeak Energy common stock as a result of a warrant holder completing a cashless exercise of 526,300 warrants. This brings the outstanding number of warrants to 8,293,772 subsequent to quarter end

Water treatment.  In May 2022, the Company entered into a one-year agreement beginning on July 1, 2022 with Pilot, whose President and CEO is an outside director of the Company, to utilize Pilot’s proprietary water treatment technology in the Company’s Flat Top area to treat produced water such that it can be reused in the Company’s completion operations or sold to third parties for their completion operations. During the term of the agreement, the Company has agreed to a minimum volume commitment of 29.2 million barrels of produced water while maintaining the ability to bank excess produced water processed each month toward the minimum volume commitment.  The monetary commitment, if the Company never delivers any produced water to be treated under the agreement, is approximately $6.0 million.

Stock-based compensation.  On May 4, 2022, an additional 824,500 stock option awards were granted to employees of which 729,833 vest immediately and the remainder vest over the next two years. As such, stock-based compensation expense of $10.9 million will be recognized in future periods, $9.7 million and $10.2 million of which will be recognized during the second quarter of 2022 and the nine months ended December 31, 2022, respectively.

PART I. FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis is intended to assist you in understanding our business and results of operations together with our present financial condition. This section should be read in conjunction with our historical consolidated financial statements and related notes. This discussion contains certain “forward‑looking statements” reflecting our current expectations, estimates and assumptions concerning events and financial trends that may affect our future operating results or financial position. These forward-looking statements involve risks and uncertainties and actual results and the timing of events may differ materially from those contained in these forward‑looking statements due to a number of factors. Factors that could cause or contribute to such differences include, but are not limited to, market prices for crude oil, NGL and natural gas, capital expenditures, economic and competitive conditions, regulatory changes and other uncertainties. Please read “Cautionary Statement Regarding Forward‑Looking Statements.” We assume no obligation to update any of these forward‑looking statements, except as required by applicable law.

Overview

HighPeak Energy, Inc., a Delaware corporation, was formed in October 2019. The Company’s assets are located primarily in Howard and Borden Counties, Texas, which lie within the northeastern part of the crude oil-rich Midland Basin. As of March 31, 2022, the assets consisted of two highly contiguous leasehold positions of approximately 98,131 gross (72,820 net) acres, approximately 47% of which were held by production, with an average working interest of 74%. Our acreage is composed of two core areas, Flat Top to the north and Signal Peak to the south. We operate approximately 90% of the net acreage across the Company’s assets and approximately 90% of the net operated acreage provides for horizontal wells with lateral lengths of 10,000 feet or greater. For the three months ended March 31, 2022, approximately 93% and 7% of sales volumes from the assets were attributable to liquids (both crude oil and NGL) and natural gas, respectively. As of March 31, 2022, HighPeak Energy was drilling with five (5) rigs.

Acquisitions

During the three months ended March 31, 2022, the Company closed on a series of acquisitions to acquire various crude oil and natural gas properties contiguous to its Flat Top operating area in Borden and Howard counties, consisting of approximately 10,200 net acres and associated producing properties, water system infrastructure and in-field fluid gathering pipelines. The company incurred $162.9 million in acquisition costs, including the issuance of 6,960,000 shares of HighPeak Energy common stock valued at $156.6 million at closing. The acquisitions were accounted for as asset acquisitions and included 7 gross (4.4 net) producing horizontal wells and three vertical salt-water disposal wells and related water system infrastructure as well as approximately 40 gross proved undeveloped and probable horizontal drilling locations targeting the Wolfcamp A.

Financial and Operating Performance

The Company's financial and operating performance for the three months ended March 31, 2022 included the following highlights:

•

Net loss was $16.5 million (($0.17) per diluted share) for the three months ended March 31, 2022 compared with net income of $4.7 million for three months ended March 31, 2021. The primary components of the $21.2 million decrease in net income include:

•	a $66.4 million increase in the Company's net derivative loss as a result of its crude oil commodity contracts entered into during 2021 and the continued increase of crude oil prices thereafter;

•	a $7.2 million increase in lease operating expenses related primarily to the increased well count and production from the Company’s successful horizontal drilling program;

•

A $5.2 million increase in interest expense due to the issuance of two year 10.00% senior unsecured notes in February 2022, increased borrowings on the revolving credit facility early in the quarter and increased amortization of debt issuance costs and discounts;

•

a $4.1 million increase in DD&A expense due to a 128% increase in daily sales volumes, partially offset by a 42% decrease in the DD&A rate from $27.22 to $15.69 per Boe, both as a result of increased proved reserves due to the Company’s successful horizontal drilling program;

•

a $3.3 million increase in production and ad valorem taxes, primarily attributable to the 128% increase in daily sales volumes as a result of the Company’s successful horizontal drilling program combined with 32% higher production and ad valorem taxes on a dollar per Boe basis due to higher overall realized prices of 31%, excluding the effects of derivatives;

•	a $3.0 million increase in the Company's stock-based compensation expense primarily attributable to equity-based awards issued in late 2021; partially offset by:

•

a $66.5 million increase in crude oil, NGL and natural gas revenues due to a 128% increase in daily sales volumes resulting from the Company’s successful horizontal drilling program in addition to a 31% increase in average realized commodity prices per Boe, excluding the effects of derivatives; and

•

a $1.4 million decrease in the Company’s income tax expense due to the net loss realized during the three months ended March 31, 2022 compared with net income realized during the three months ended March 31, 2021 and the Company reversed a portion of its deferred tax asset related to stock-based compensation which resulted in a $3.4 million reduction in the deferred tax asset and reduced the amount of income tax benefit realized during the three months ended March 31, 2022.

•

During the three months ended March 31, 2022, average daily sales volumes totaled 12,052 Boe/d, compared with 5,290 Boe/d during the same period in 2021, an increase of 128% over the same period in 2021, due to the Company's successful horizontal drilling program and bolt-on acquisitions.

•

Weighted average realized crude oil prices per Bbl, excluding the effects of derivatives, increased during the three months ended March 31, 2022 to $96.15, compared with $58.36 for the same period in 2021. Weighted average NGL prices per Bbl increased during the three months ended March 31, 2022 to $41.33, compared with $27.82 for the same period in 2021. Weighted average natural gas prices per Mcf increased to $4.16 during the three months ended March 31, 2022, compared with $2.23 during the same period in 2021.

•	Cash provided by operating activities totaled $49.9 million for the three months ended March 31, 2022, compared with $11.4 million for the three months ended March 31, 2021.

Recent Events

Senior Unsecured Notes. In February 2022, the Company issued $225.0 million of two year 10.00% senior unsecured notes (“Senior Notes”), netting proceeds of $210.2 million net of an originator discount. The proceeds were used to pay off the Revolving Credit Facility and to fund the Company’s 2022 capital drilling program.

Revolving Credit Facility. Simultaneous with the issuance of the Senior Notes, the Company entered into the Third Amendment to the Revolving Credit Facility to, among other things, (i) reduce the borrowing base from $195.0 million to $138.8 million and (ii) modify the terms of the Credit Agreement to reduce the aggregate elected commitments from $195.0 million to $138.8 million. In connection with recently closed and recently announced acquisitions and the annual spring redetermination, the Company expects to expand its bank group and significantly increase the aggregate elected commitments and borrowing base on its Revolving Credit Facility.

Acquisitions. During the three months ended March 31, 2022, the Company closed on a series of acquisitions to acquire various crude oil and natural gas properties contiguous to its Flat Top operating area in Borden and Howard counties, consisting of approximately 10,200 net acres and associated producing properties, water system infrastructure and in-field fluid gathering pipelines.

Hannathon Acquisition. In April 2022, the Company announced the signing of a purchase and sale agreement to acquire approximately 18,600 net acres from Hannathon Petroleum, LLC (“Hannathon”) and other non-operated working interest owners where HighPeak currently owns non-operated working interests in approximately 60% of the acquired gross acreage position. The acquired acreage position is largely contiguous to the Company’s existing Signal Peak area with significant existing production that the Company expects to average approximately 5,000 Boepd for 2022, cash flow and produced water handling infrastructure. Purchase consideration due to the sellers, subject to customary closing adjustments, is comprised of $255.0 million in cash and approximately 3.8 million shares of HighPeak Energy common stock. The cash consideration is anticipated to be funded through increased commitments under its Revolving Credit Facility and is expected to close early in the third quarter of 2022.

Dividends and dividend equivalents. In January 2022, the board of directors of the Company approved a quarterly dividend of $0.025 per share of common stock outstanding which resulted in a total of $2.4 million in dividends being paid on February 25, 2022. In addition, under the terms of the LTIP, the Company paid a dividend equivalent per share to all vested stock option holders and accrued a dividend equivalent per share to all unvested stock option holders payable upon vesting, which equates to a total payment of $214,000 in February 2022 and up to an additional $31,000 in August 2022, $2,000 in November 2022 and $2,000 in November 2023, assuming no forfeitures. In addition, the Company accrued an additional combined $53,000 in dividends on the restricted stock issued to management directors and equity-based bonus awards issued to non-director employees in November 2021 that will be payable upon vesting in November 2024.

Issuance of Common Stock. On March 25, 2022, the Company issued 6,960,000 shares of HighPeak Energy common stock related to one of the aforementioned crude oil and natural gas property acquisitions. The remaining 76,754 shares of HighPeak Energy common stock issued during the three months ended March 31, 2022 were the result of warrants and stock options being exercised.

Production Curtailment and Subsequent Increase. During the first quarter of 2022, some of the Company’s production was curtailed due to offset frac operations near a considerable amount of its existing producing horizontal wells. As wells are being brought back online, production has continued to increase subsequent to quarter end averaging approximately 20,500 Boepd in April and has continued to increase thus far in May, setting up an expected significant increase in production for the second quarter of 2022.

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

Derivative Financial Instruments

Derivative financial instrument exposure. As of March 31, 2022, the Company was a party to the following open derivative financial instruments.

	Remainder of 2022				2023
	Second	Third	Fourth		First	Second
				Total			Total
	Quarter	Quarter	Quarter		Quarter	Quarter
Crude Oil Price Swaps - WTI:
Volume (MBbls)	1,039.8	456.4	487.4	1,983.6	441.0	200.2	641.2
Price per Bbl	$71.96	$75.15	$70.14	$72.25	$70.05	$57.22	$66.04

The estimated fair value of the outstanding open derivative financial instruments as of March 31, 2022 was $57.1 million which is included in current and noncurrent liabilities on the Company’s balance sheet as of March 31, 2022. During the three months ended March 31, 2022, the Company recognized a derivative loss of $66.4 million, including a $41.6 million mark-to-market loss plus $24.8 million in payments related to monthly settlements.

Operations and Drilling Highlights

Average daily crude oil, NGL and natural gas sales volumes are as follows:

Three Months Ended March 31, 2022
Crude Oil (Bbls)	10,047
NGL (Bbls)	1,198
Natural Gas (Mcf)	4,843
Total (Boe)	12,052

The Company's liquids production was 93 percent of total production on a Boe basis for the three months ended March 31, 2022.

Costs incurred are as follows (in thousands):

Three Months Ended March 31, 2022
Unproved property acquisition costs	$36,790
Proved acquisition costs	126,158
Total acquisitions	162,948
Development costs	94,338
Exploration costs	70,755
Total finding and development costs	328,041
Asset retirement obligations	775
Total costs incurred	$328,816

The following table sets forth the total number of horizontal wells drilled and completed during the three months ended March 31, 2022:

	Drilled		Completed
	Gross	Net	Gross	Net
Flat Top area	21	16.8	19	15.0
Signal Peak area	5	4.3	1	1.0
Total	26	21.1	20	16.0

The Company was running five (5) drilling rigs as of March 31, 2022 and two (2) frac fleets. We plan to run five (5) drilling rigs until we close the Hannathon acquisition in early third quarter 2022, at which time we expect to increase our activity to six (6) drilling rigs and average two (2) to three (3) frac fleets for the remainder of the year. However, the scope, duration and magnitude of the direct and indirect effects of the COVID-19 pandemic are continuing to evolve and in ways that are difficult or impossible to anticipate. Given the dynamic nature of this situation, the Company is maintaining flexibility in its capital plan and will continue to evaluate drilling and completion activity on an economic basis, with future activity levels assessed monthly.

During the three months ended March 31, 2022, the Company successfully completed and placed on production nineteen (19) gross horizontal wells in the Flat Top area and one (1) gross horizontal well in the Signal Peak area. The Company also completed drilling and placed in service one (1) salt-water disposal well in the Flat Top area. The Company had twenty-seven (27) wells that had been drilled and were in various stages of completion as of March 31, 2022, twenty-one (21) of which are in the Flat Top area and six (6) of which is in the Signal Peak area. As of March 31, 2022, the Company was in the process of drilling seven (7) horizontal wells in the Flat Top area and two (2) horizontal wells in the Signal Peak area.

Results of Operations

Three Months Ended March 31, 2022

Crude Oil, NGL and natural gas revenues.

Average daily sales volumes are as follows:

	Three Months Ended March 31,
	2022	2021	Change	% Change
Oil (Bbls)	10,047	4,735	5,312	112%
NGL (Bbls)	1,198	294	904	307%
Natural Gas (Mcf)	4,843	1,568	3,275	209%
Total (Boe)	12,052	5,290	6,762	128%

The increase in average daily Boe sales volumes for the three months ended March 31, 2022, compared with the same period in 2021 was due to the Company's successful horizontal drilling program and bolt-on acquisitions.

The crude oil, NGL and natural gas prices that the Company reports are based on the market prices received for each commodity. The weighted average realized prices, excluding the effects of derivatives, are as follows:

	Three Months Ended March 31,
	2022	2021	Change	% Change
Oil per Bbl	$96.15	$58.36	$37.79	65%
NGL per Bbl	$41.33	$27.82	$13.51	49%
Gas per Mcf	$4.16	$2.23	$1.93	87%
Total per Boe	$85.03	$54.01	$31.02	57%

Crude Oil and natural gas production costs.

Crude oil and natural gas production costs in total and per Boe are as follows (in thousands, except percentages and per Boe amounts):

	Three Months Ended March 31,
	2022	2021	Change	% Change
Oil and natural gas production costs	$9,446	$2,227	$7,219	324%
Oil and natural gas production costs per Boe	$8.71	$4.68	$4.03	86%

The increase in crude oil and natural gas production costs can primarily be attributed to the Company's successful horizontal drilling program bringing on a significant number of newly completed producing wells, additional rentals and fuel for power generation and bolt-on acquisitions. The increase in crude oil and natural gas production costs per Boe can be attributed to temporarily shutting in a considerable amount of production early in the first quarter of 2022 for offset completion operations. However, operating expenses were not affected as significantly by the shut-ins as the production volumes were. We anticipate this increase in operating costs per Boe to reverse beginning in the second quarter of 2022.  Significant drivers to this decrease are associated with connecting wells and central tank batteries to the electrical grid and removing rental power generators as well as increasing our daily production.

.

Production and ad valorem taxes.

Production and ad valorem taxes are as follows (in thousands, except percentages):

	Three Months Ended March 31,
	2022	2021	Change	% Change
Production and ad valorem taxes	$5,006	$1,664	$3,342	201%

In general, production taxes and ad valorem taxes are directly related to commodity sales volumes and price changes; however, Texas ad valorem taxes are based upon an asset valuation assessed by the state as of January 1 of that particular year based on prior year commodity prices, whereas production taxes are based upon current year sales revenues at current commodity prices.

Production and ad valorem taxes per Boe are as follows:

	Three Months Ended March 31,
	2022	2021	Change	% Change
Production taxes per Boe	$4.08	$2.53	$1.55	61%
Ad valorem taxes per Boe	$0.53	$0.97	$(0.44)	(45)%

The increase in production taxes per Boe for the three months ended March 31, 2022, compared with the same period in 2021, was primarily due to the 57% increase in realized prices. The decrease in ad valorem taxes per Boe for the three months ended March 31, 2022, compared with the same period in 2021, was primarily related to the new wells that came online during 2021. Ad valorem taxes in Texas are based on valuations as of January 1 of a given year based on pricing data for the previous year. Therefore, a well does not incur any ad valorem taxes until the year following when it came on production.

Exploration and abandonments expense.

Exploration and abandonment expense details are as follows (in thousands, except percentages):

	Three Months Ended March 31,
	2022	2021	Change	% Change
Geologic and geophysical personnel costs	$174	$142	$32	23%
Geologic and geophysical data costs	35	—	35	100%
Abandoned leasehold costs	—	49	(49)	(100)%
Exploration and abandonments expense	$209	$191	$18	9%

DD&A expense.

DD&A expense and DD&A expense per Boe are as follows (in thousands, except percentages and per Boe amounts):

	Three Months Ended March 31,
	2022	2021	Change	% Change
DD&A expense	$17,024	$12,963	$4,061	31%
DD&A expense per Boe	$15.69	$27.22	$(11.53)	(42)%

The increase in DD&A is primarily due to the increased production associated with our successful horizontal drilling program and bolt-on acquisitions and the decrease in rate can be attributed to the same.

General and administrative expense.

General and administrative expense and general and administrative expense per Boe as well as stock-based compensation expense are as follows (in thousands, except percentages and per Boe amounts):

	Three Months Ended March 31,
	2022	2021	Change	% Change
General and administrative expense	$1,940	$1,759	$181	10%
General and administrative expense per Boe	$1.79	$3.69	$(1.90)	(51)%
Stock-based compensation expense	$3,976	$966	$3,010	312%

The increase in general and administrative expense for the three months ended March 31, 2022 is primarily as a result of increased salaries and benefits related to the growth of the company. The decrease in the rate per Boe is the result of economies of scale and efficiencies gained as we bring additional wells on production due to our successful horizontal drilling program.

The increase in noncash stock-based compensation expense is primarily due to equity-based awards granted in late 2021.

Interest expense.

	Three Months Ended March 31,
	2022	2021	Change	% Change
Interest expense on Senior Notes	$2,813	$—	$2,813	100%
Interest expense on Revolving Credit Facility	902	25	877	3,508%
Amortization of discount	893	29	864	2,979%
Amortization of debt issuance costs	644	—	644	100%
	$5,252	$54	$5,198	9,626%

The increase in interest expense can be attributed to the fact that we entered into our Revolving Credit Facility in December 2020 and began drawing on it late in the second quarter of 2021. In addition, we issued $225.0 million of 10.00% senior unsecured notes in February 2022.

Derivative gain (loss), net.

	Three Months Ended March 31,
	2022	2021	Change	% Change
Noncash derivative gain (loss), net	$(41,633)	$—	$(41,633)	100%
Cash payments on settled derivative instruments, net	(24,761)	—	(24,761)	100%
Derivative gain (loss), net	$(66,394)	$—	$(66,394)	100%

The Company primarily utilizes commodity swap contracts, collar contracts, collar contracts with short puts and basis swap contracts to (i) reduce the effect of price volatility on the commodities the Company produces and sells or consumes, (ii) adhere to hedging obligations related to the senior unsecured notes and the Revolving Credit Facility, (iii) support the Company’s annual capital budget and expenditure plans and (iv) reduce commodity price risk associated with certain capital projects. The Company may also, from time to time, utilize interest rate contracts to reduce the effect of interest rate volatility on the Company’s indebtedness. The above mark-to-market loss and cash settlements relate to crude oil derivative swap contracts.

Income tax expense.

	Three Months Ended March 31,
	2022	2021	Change	% Change
Income tax expense (benefit)	$(312)	$1,115	(1,427)	(128)%
Effective income tax rate	1.9%	19.0%	(17.1)%	(90)%

The change in income tax expense during the three months ended March 31, 2022, compared with the same period in 2021, was due to the Company realizing a net loss during the three months ended March 31, 2022 compared with net income for the three months ended March 31, 2021.  The effective income tax rate differs from the statutory rate primarily due to a revision in the deferred tax asset related to certain stock-based compensation and permanent differences between GAAP income and taxable income. See Note 13 of Notes to Consolidated Financial Statements included in "Item 1. Condensed Consolidated Financial Statements (Unaudited)" for additional information.

Liquidity and Capital Resources

Liquidity. The Company's primary sources of short-term liquidity are (i) cash and cash equivalents, (ii) net cash provided by operating activities, (iii) unused borrowing capacity under its Revolving Credit Facility, (iv) on an opportunistic basis, issuances of debt or equity securities and (v) other sources, such as sales of nonstrategic assets. In February 2022, the Company entered into the Third Amendment to the Revolving Credit facility simultaneous with the issuance of $225.0 million of two year 10.00% senior unsecured notes (“2024 Notes”) whereby it, among other things, (i) reduced the borrowing base from $195.0 million to $138.8 million and (ii) modified the terms of the Credit Agreement to reduce the aggregate elected commitments from $195.0 million to $138.8 million. As of March 31, 2022, the Company had zero in borrowings and approximately $136.8 million available to borrow under its Revolving Credit Facility. The Company also had unrestricted cash on hand of $35.9 million as of March 31, 2022. In connection with recently closed and recently announced acquisitions and the annual spring redetermination, the Company expects to expand its bank group and substantially increase the aggregate elected commitments and borrowing base on its Revolving Credit Facility.

The Company's primary needs for cash are for (i) capital expenditures, (ii) acquisitions of crude oil and natural gas properties, (iii) payments of contractual obligations, (iv) working capital obligations, and (v) general corporate purposes. Funding for these cash needs may be provided by any combination of the Company's sources of liquidity. Although the Company expects that its sources of funding will be adequate to fund its 2022 planned capital expenditures and provide adequate liquidity to fund other needs, no assurance can be given that such funding sources will be adequate to meet the Company's future needs.

2022 capital budget. The Company’s revised capital budget for 2022 after the announcement of the Hannathon acquisition is expected to be in the range of approximately $790 to $860 million for drilling, completion, facilities and equipping crude oil wells plus $35 to $40 million for field infrastructure buildout and other costs. The revised 2022 capital budget excludes acquisitions, asset retirement obligations, geological and geophysical general and administrative expenses and corporate facilities. HighPeak Energy expects to fund its forecasted capital expenditures with cash on its balance sheet, cash generated by operations, through borrowings under the Credit Agreement, proceeds from the issuance and sale of the 2024 Notes and, depending on market circumstances, potential future debt or equity offerings. The Company's capital expenditures for the three months ended March 31, 2022 were $165.1 million, excluding acquisitions.

The budget above assumes that the Company will operate six (6) drilling rigs and an average of two (2) to three (3) frac fleets for the remainder of 2022. However, there are many factors and consequences beyond the Company's control, such as policies of the Biden Administration, economic downturn or potential recession, geo-political risks and additional actions by businesses, OPEC and other cooperating countries, and governments in response to the COVID-19 pandemic, that may have an impact on the Company’s future results and drilling plans. Given the dynamic nature of this situation, the Company is maintaining flexibility in its capital plan and will continue to evaluate drilling and completion activity on an economic basis, with future activity levels assessed monthly.

Capital resources. Cash flows from operating, investing and financing activities are summarized below (in thousands).

	Three Months Ended March 31,
	2022	2021	Change	% Change
Net cash provided by operating activities	$49,947	$11,373	$38,574	339%
Net cash used in investing activities	$(150,899)	$(31,921)	$(118,978)	373%
Net cash provided by financing activities	$101,933	$10,634	$91,299	859%

Operating activities. The increase in net cash flow provided by operating activities for the three months ended March 31, 2022, compared with 2021, was primarily related to higher revenues associated with increased production volumes as a result of our successful horizontal drilling program and bolt-on acquisitions and increased realized prices.

Investing activities. The increase in net cash used in investing activities for the three months ended March 31, 2022, compared with 2021, was primarily due to increases in additions to crude oil and natural gas properties compared with the three months ended March 31, 2021, when the Company had only one rig running compared with an average of four rigs running during the three months ended March 31, 2022, and increases in cash crude oil and natural gas acquisition costs.

Financing activities. The Company's significant financing activities are as follows:

•

2022: The Company received $210.2 million in net proceeds from the issuance of the 2024 Notes, borrowed $15.0 million on its Revolving Credit Facility and received $779,000 from the exercise of 67,719 of the Company’s $11.50 warrants and $75,000 from the exercise of 7,500 of stock options by employees of the Company. These cash inflows were partially offset by the Company paying $115.0 million to pay the balance of its Revolving Credit Facility off simultaneously with the issuance of the 2024 Notes and incurring $6.4 million of debt issuance costs primarily related to the 2024 Notes and $2.6 million in dividends and dividend equivalent payments.

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

Non-GAAP Financial Measures

EBITDAX represents net income (loss) before interest expense, interest and other income, income taxes, depletion, depreciation, and amortization, accretion of discount on asset retirement obligations, exploration and abandonment expense, non-cash stock-based compensation expense, derivative gains and losses net of settlements, gains and losses on divestitures and certain other items.  EBITDAX excludes certain items that we believe affect the comparability of operating results and can exclude items that are generally non-recurring in nature or whose timing and/or amount cannot be reasonably estimated. EBITDAX is a non-GAAP measure that we believe provides useful additional information to investors and analysts, as a performance measure, for analysis of our ability to internally generate funds for exploration, development, acquisitions, and to service debt.  We are also subject to financial covenants under our Credit Agreement based on EBITDAX ratios as further described in Note 7 of Notes to Consolidated Financial Statements included in “Item 1. Condensed Consolidated Financial Statements (Unaudited).”  In addition, EBITDAX is widely used by professional research analysis and others in the valuation, comparison, and investment recommendations of companies in the crude oil and natural gas exploration and production industry, and many investors use the published research of industry research analysts in making investment decisions.  EBITDAX should not be considered in isolation or as a substitute for net income (loss), income (loss) from operations, net cash provided by operating activities, or other profitability or liquidity measures prepared under GAAP.  Because EBITDAX excludes some, but not all items that affect net income (loss) and may vary among companies, the EBITDAX amounts presented may not be comparable to similar metrics of other companies.  Our Revolving Credit Facility provides a material source of liquidity for us.  Under the terms of our Credit Agreement, if we failed to comply with the covenants that establish a maximum permitted ratio of total debt, as defined in the Credit Agreement, to EBITDAX, we would be in default, an event that would prevent us from borrowing under our Revolving Credit Facility and would therefore materially limit a significant source of our liquidity.  In addition, if we are in default under our Revolving Credit Facility and are unable to obtain a waiver of that default from our lenders, lenders under that facility would be entitled to exercise all of their remedies for default.

The following table provides a reconciliation of our net income (loss) (GAAP) to EBITDAX (non-GAAP) for the periods presented (in thousands):

	Three Months Ended March 31,
	2022	2021
Net income (loss)	$(16,510)	$4,744
Interest expense	5,252	54
Interest and other income	(250)	(1)
Income tax expense (benefit)	(312)	1,115
Depletion, depreciation and amortization	17,024	12,963
Accretion of discount	54	35
Exploration and abandonment expense	209	191
Stock-based compensation	3,976	966
Derivative related noncash activity	41,633	—
EBITDAX	$51,076	$20,067

New Accounting Pronouncements

Our historical condensed consolidated financial statements and related notes to condensed consolidated financial statements contain information that is pertinent to our management’s discussion and analysis of financial condition and results of operations. Preparation of financial statements in conformity with accounting principles generally accepted in the United States requires that our management make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and the disclosure of contingent assets and liabilities. However, the accounting principles used by us generally do not change our reported cash flows or liquidity. Interpretation of the existing rules must be done, and judgments made on how the specifics of a given rule apply to us.

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

There have been no material changes in our critical accounting policies and procedures during the three months ended March 31, 2022. See our disclosure of critical accounting policies in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 8. Financial Statements and Supplementary Data” of our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on March 7, 2022.

New accounting pronouncements issued but not yet adopted. The effects of new accounting pronouncements are discussed in Note 2 of Notes to Condensed Consolidated Financial Statements included in "Item 1. Condensed Consolidated Financial Statements (Unaudited)."

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s major market risk exposure is the pricing it receives for its sales of crude oil, NGL and natural gas. Pricing for crude oil, NGL and natural gas has been volatile and unpredictable for several years, and HighPeak Energy expects this volatility to continue in the future.

During the period from January 1, 2018 through March 31, 2022, the calendar month average NYMEX WTI crude oil price per Bbl ranged from a low of $16.70 to a high of $108.26, and the last trading day NYMEX natural gas price per MMBtu ranged from a low of $1.50 to a high of $6.20. Excluding derivatives, a $1.00 per barrel increase (decrease) in the weighted average crude oil price for the three months ended March 31, 2022 would have increased (decreased) the Company’s revenues by approximately $3.8 million on an annualized basis and a $0.10 per Mcf increase (decrease) in the weighted average natural gas price for the three months ended March 31, 2021 would have increased (decreased) the Company’s revenues by approximately $174,000 on an annualized basis.

Due to this volatility and obligations under the senior unsecured notes and the Revolving Credit Facility, the Company began to use, commodity derivative instruments, such as swaps, collars and puts, to hedge price risk associated with a portion of anticipated production. These hedging instruments allow the Company to reduce, but not eliminate, the potential effects of the variability in cash flow from operations due to fluctuations in crude oil and natural gas prices and provide increased certainty of cash flows for its drilling program. These instruments provide only partial price protection against declines in crude oil and natural gas prices and may partially limit the Company’s potential gains from future increases in prices. The Company has entered into hedging arrangements to protect its capital expenditure budget and to protect its Revolving Credit Facility borrowing base. The Company does not enter into any commodity derivative instruments, including derivatives, for speculative or trading purposes.

The average forward prices based on March 31, 2022 market quotes were as follows:

	Remainder of 2022	Year Ending December 31, 2023
Average forward NYMEX crude oil price per Bbl	$92.59	$83.59
Average forward NYMEX natural gas price per MMBtu	$5.76	$4.46

The average forward prices based on May 12, 2022 market quotes were as follows:

	Remainder of 2022	Year Ending December 31, 2023
Average forward NYMEX crude oil price per Bbl	$98.17	$86.92
Average forward NYMEX natural gas price per MMBtu	$7.82	$5.38

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

The Company’s primary concentration of credit risks is associated with (i) the collection of receivables resulting from the sale of crude oil and natural gas production due to the concentration of its crude oil and natural gas receivables with a few significant customers and (ii) the risk of a counterparty’s failure to meet its obligations under derivative contracts with the Company. The inability or failure of the Company’s significant customers and/or counterparties to meet their obligations to the Company or their insolvency or liquidation may adversely affect the Company’s financial results.

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

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the three months ended March 31, 2022 that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

ITEM 1A.     RISK FACTORS

In addition to the information set forth in this report, the risks that are discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, under the headings "Risk Factors,” “Business and Properties,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Quantitative and Qualitative Disclosures About Market Risk” should be carefully considered, as such risks could materially affect the Company's business, financial condition or future results. Except as set forth below, there has been no material change in the Company's risk factors that were described in the Company’s Annual Report on Form 10-K.

Risks Related to Our Business

Political instability or armed conflict in crude oil or natural gas producing regions, such as the ongoing war between Russia and Ukraine, could have a material adverse impact on our business, financial condition or future results.

Our business, financial condition and future results are subject to political and economic risks and uncertainties, including instability resulting from civil unrest, political demonstrations, mass strikes or armed conflict or other crises in oil or gas producing areas such as the ongoing war between Russia and Ukraine.

In late February 2022, Russian military forces commenced a military operation and invasion against Ukraine. The United States and other countries and certain international organizations have imposed broad-ranging economic sanctions on Russia and certain Russian individuals, banking entities and corporations as a response, and additional sanctions may be imposed in the future. The length, impact, and outcome of the ongoing war between Russia and Ukraine is highly unpredictable, which has created uncertainty for financial and commodity markets. While the Company does not have operations overseas, the conflict elevates the likelihood of supply chain disruptions, heightened volatility in oil and gas prices and negative effects on our ability to raise additional capital when required and could have a material adverse impact on our business, financial condition or future results.

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

4.4	Indenture, dated February 16, 2022, by and among HighPeak Energy, Inc., the guarantors named therein and UMB Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 001-39464) filed with the SEC on February 22, 2022).

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

10.3	Form of Stock Option Agreement (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K (File No. 001-39464) filed with the SEC on August 27, 2020).

10.4	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-39464) filed with the SEC on November 9, 2020).

10.5	Credit Agreement, dated as of December 17, 2020, among HighPeak Energy, Inc., as Borrower, Fifth Third Bank, National Association, as administrative agent, and the Lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-39464) filed with the SEC on December 18, 2020).

10.6	First Amendment to Credit Agreement, dated as of June 23, 2021, by and among HighPeak Energy, Inc., as Borrower, Fifth Third Bank, National Association, as administrative agent, the Guarantors, the Existing Lender and the New Lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-39464) filed with the SEC on June 24, 2021).

10.7	Second amendment to Credit Agreement, dated as of October 1, 2021, by and among HighPeak Energy, Inc., as Borrower, Fifth Third Bank, National Association, as administrative agent, the Guarantors, and the Lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-39464) filed with the SEC on October 4, 2021).

10.8	Third amendment to Credit Agreement, dated as of February 9, 2022, by and among HighPeak Energy, Inc., as Borrower, Fifth Third Bank, National Association, as administrative agent, the Guarantors, and the Lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-39464) filed with the SEC on February 14, 2022).

10.9	Form of Dividend Equivalent Award Agreement (incorporated by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q (File No. 001-39464) filed with the SEC on August 9, 2021).

31.1*	Certification of the Company’s Chief Executive Officer Pursuant to Section 302 of the Sarbanes Oxley Act of 2002 (18 U.S.C. Section 7241).

31.2*	Certification of the Company’s Chief Financial Officer Pursuant to Section 302 of the Sarbanes Oxley Act of 2002 (18 U.S.C. Section 7241).

32.1**	Certification of the Company’s Chief Executive Officer Pursuant to Section 906 of the Sarbanes Oxley Act of 2002 (18 U.S.C. Section 1350).

32.2**	Certification of the Company’s Chief Financial Officer Pursuant to Section 906 of the Sarbanes Oxley Act of 2002 (18 U.S.C. Section 1350).

101.INS**	Inline XBRL Instance Document

101.SCH**	Inline XBRL Taxonomy Extension Schema Document

101.CAL**	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.
**	Furnished herewith.
+	Certain schedules, annexes or exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K but will be furnished supplementally to the SEC upon request.

HIGHPEAK ENERGY, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned hereto duly authorized.

HIGHPEAK ENERGY, INC.

May 16, 2022	By:	/s/ Steven Tholen
Steven Tholen
Chief Financial Officer

May 16, 2022	By:	/s/ Keith Forbes
Keith Forbes
Vice President and Chief Accounting Officer