Form 10-Q
period 2022-06-30
HighPeak Energy, Inc.
filed 2022-08-08
CIK 1792849

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

or

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

Yes☒     No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

Yes☒     No ☐

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

Yes ☐     No ☒

As of August 4, 2022, there were 109,226,691 shares of common stock, par value $0.0001 per share, issued and outstanding.

HIGHPEAK ENERGY, INC.

HIGHPEAK ENERGY, INC.

Definitions of Certain Terms and Conventions Used Herein

Within this Quarterly Report on Form 10-Q (this “Quarterly Report”), the following terms and conventions have specific meanings:

•

“3-D seismic” means three-dimensional seismic data which is geophysical data that depicts the subsurface strata in three dimensions. 3-D seismic data typically provides a more detailed and accurate interpretation of the subsurface strata than two-dimensional data.

•

“Alamo Acquisitions” means the recently completed acquisitions of certain crude oil and natural gas properties in Howard and Borden Counties, Texas, collectively, from (i) Alamo Borden County II, LLCD (“Alamo II”), Alamo Borden County III, LLC (“Alamo III”) and Alamo Borden County IV, LLC (“Alamo IV”) pursuant to that certain Purchase and Sale Agreement dated February 15, 2022 by and among HighPeak Energy, HighPeak Energy Assets, LLC (together with HighPeak Energy, the “HighPeak Parties”), Alamo II, Alamo III, and Alamo IV and (ii) Alamo Borden County 1, LLC (“Alamo I”) pursuant to that certain Purchase and Sale Agreement dated June 3, 2022 by and among the HighPeak Parties and Alamo I.

•	“ASU” means Accounting Standards Update.
•	“Basin” means a large natural depression on the earth’s surface in which sediments generally brought by water accumulate.
•	“Bbl” means a standard barrel containing 42 United States gallons.
“Bcf” means one billion cubic feet.
•

"Boe" means a barrel of crude oil equivalent and is a standard convention used to express crude oil and natural gas volumes on a comparable crude oil equivalent basis. Natural gas equivalents are determined under the relative energy content method by using the ratio of six thousand cubic feet of natural gas to one Bbl of crude oil or NGL.

•	“Boepd” means Boe per day.
•	“Bopd” means one barrel of crude oil per day.
•	“Btu” means British thermal unit, which is a measure of the amount of energy required to raise the temperature of one pound of water one degree Fahrenheit.
•	“common stock” or “HighPeak Energy common stock” means the Company’s common stock, par value $0.0001 per share.
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
•

“Fourth Amendment” means the Fourth Amendment to Credit Agreement, dated as of June 27, 2022, among HighPeak Energy, Inc., as Borrower, Fifth Third Bank, National Association, as administrative agent, and the Guarantors and Lenders party thereto.

•	“GAAP” means accounting principles generally accepted in the United States of America.
•	“Gross wells” means the total wells in which a working interest is owned.
•	“Held by production” Acreage covered by a mineral lease that perpetuates a company’s right to operate a property as long as the property produces a minimum paying quantity of crude oil or natural gas.

•	“HH” means Henry Hub, a distribution hub in Louisiana that serves as the delivery location for natural gas futures contracts on the NYMEX.
•

“Hannathon Acquisition” means the recently completed acquisition of various crude oil and natural gas properties contiguous to the Company’s Signal Peak operating area in Howard County, Texas pursuant to that certain Purchase and Sale Agreement dated as of April 26, 2022, with Hannathon Petroleum, LLC and certain other third party private sellers set forth therein.

•	“HighPeak Energy” or the “Company” means HighPeak Energy, Inc. and its subsidiaries.
•	“HighPeak I” means HighPeak Energy, LP, a Delaware limited partnership.
•	“HighPeak II” means HighPeak Energy II, LP, a Delaware limited partnership.
•	“Horizontal drilling” A drilling technique used in certain formations where a well is drilled vertically to a certain depth and then drilled at a right angle within a specified interval.
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

•	“MBbl” means one thousand Bbls.
•	“MBoe” means one thousand Boes.
•	“Mcf” means one thousand cubic feet and is a measure of natural gas volume.
•	“MMBbl” means one million Bbls.
•	“MMBtu” means one million Btus.
•	“MMcf” means one million cubic feet and is a measure of natural gas volume.
•

“Net acres” The percentage of total acres an owner has out of a particular number of gross acres or a specified tract. As an example. an owner who has 50% interest in 100 gross acres owns 50 net acres.

•	“Net production” Production that is owned by us, less royalties and production due others.
•	“NGL” means natural gas liquids, which are the heavier hydrocarbon liquids that are separated from the natural gas stream; such liquids include ethane, propane, isobutane, normal butane and gasoline.
•	“NYMEX” means the New York Mercantile Exchange.
•	“OPEC” means the Organization of Petroleum Exporting Countries.
•	“Operator” The individual or company responsible for the exploration and/or production of a crude oil or natural gas well or lease.
•	“Plugging” A downhole tool that is set inside the casing to isolate the lower part of the wellbore.
•	“Pooling” The bringing together of small tracts or fractional mineral interests in one or more tracts to form a drilling and production unit for a well under applicable spacing rules.
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

•

“Proved undeveloped reserves” or “PUD” means proved reserves that are expected to be recovered from new wells on undrilled acreage or from existing wells where a relatively major expenditure is required for recompletion. Undrilled locations can be classified as being PUDs only if a development plan has been adopted indicating that such locations are scheduled to be drilled within five (5) years, unless specific circumstances justify a longer time.

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

•	“U.S.” means the United States.
•	“Warrants” means warrants to purchase one share of HighPeak Energy common stock at a price of $11.50 per share.
•	“Wellbore” The hole drilled by the bit that is equipped for crude oil and natural gas production on a completed well. Also called well or borehole.
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

Cautionary Statement Concerning Forward-Looking Statements

This Quarterly Report on Form 10-Q (this “Quarterly Report”) includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical facts included or incorporated by reference in this Report, including, without limitation, statements regarding the Company’s future financial position, business strategy, budgets, projected revenues, projected costs, and plans and objectives of management for future operations, are forward-looking statements. Such forward-looking statements are based on the beliefs of management, as well as assumptions made by, and information currently available to, the Company’s management. In addition, forward-looking statements generally can be identified by the use of forward-looking terminology such as “believes,” “plans,” “expects,” “anticipates,” “forecasts,” “intends,” “continue,” “may,” “will,” “could,” “should,” “future,” “potential,” “estimate” or the negative of such terms and similar expressions as they relate to the Company are intended to identify forward-looking statements, which are generally not historical in nature. The forward-looking statements are based on the Company’s current expectations, assumptions, estimates and projections about the Company and the industry in which the Company operates. Although the Company believes that the expectations and assumptions reflected in the forward-looking statements are reasonable as and when made, they involve risks and uncertainties that are difficult to predict and, in many cases, beyond the Company's control. In addition, the Company may be subject to currently unforeseen risks that may have a materially adverse effect on it. Accordingly, no assurances can be given that the actual events and results will not be materially different from the anticipated results described in the forward-looking statements. Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date hereof. The Company undertakes no duty to publicly update these statements except as required by law. Important factors that could cause actual results to differ materially from the Company’s expectations include, but are not limited to, the Company’s assumptions about:

●	the market prices of crude oil, NGL, natural gas and other products or services;
●	political instability or armed conflict in crude oil or natural gas producing regions, such as the ongoing war between Russia and Ukraine;
●	the supply and demand for crude oil, NGL, natural gas and other products or services;
●	the integration of acquisitions, including the recently completed Alamo Acquisitions and Hannathon Acquisition;
●	the availability of capital resources;
●	production and reserve levels;
●	drilling risks;
●

the length, scope and severity of the ongoing coronavirus disease (“COVID-19”) pandemic, including the effects of related public health concerns and the impact of continued actions taken by governmental authorities and other third parties in response to the pandemic and its impact on commodity prices, supply and demand considerations, and storage capacity;

●	economic and competitive conditions;
●	capital expenditures and other contractual obligations;
●	weather conditions;
●	inflation rates;
●	the availability of goods and services and supply chain issues;
●	legislative, regulatory or policy changes;
●	cyber-attacks;
●	occurrence of property acquisitions or divestitures;
●	the securities or capital markets and related risks such as general credit, liquidity, market and interest-rate risks; and
●

other factors disclosed under “Part I, Items 1 and 2. Business and Properties”, “Part I, Item 1A. Risk Factors”, “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Part II, Item 7A. Quantitative and Qualitative Disclosures about Market Risk,” included in the Company’s Annual Report on Form 10-K filed on March 7, 2022 (“Annual Report”), as supplemented by our Quarterly Report on Form 10-Q for the quarter ended March 31, 2022 and “Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Part I, Item 3. Quantitative and Qualitative Disclosures about Market Risk,” included in this Quarterly Report, and elsewhere in this Quarterly Report.

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

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

HighPeak Energy, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share data)

	June 30, 2022	December 31, 2021
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$22,417	$34,869
Accounts receivable	90,235	39,378
Prepaid expenses	19,072	7,154
Derivatives	8,002	2,199
Inventory	6,207	3,304
Deposits	50	50
Total current assets	145,983	86,954
Crude oil and natural gas properties, using the successful efforts method of accounting:
Proved properties	1,479,748	699,701
Unproved properties	250,595	108,392
Accumulated depletion, depreciation and amortization	(134,261)	(82,478)
Total crude oil and natural gas properties, net	1,596,082	725,615
Other property and equipment, net	2,473	1,600
Other noncurrent assets	4,234	4,791
Total assets	$1,748,772	$818,960
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable - trade	$101,990	$38,144
Accrued liabilities	104,211	32,230
Derivatives	39,911	13,591
Revenues and royalties payable	14,150	7,502
Advances from joint interest owners	2,880	10,841
Other current liabilities	8,977	692
Total current liabilities	272,119	103,000
Noncurrent liabilities:
Long-term debt, net	488,532	97,929
Deferred income taxes	79,562	55,802
Asset retirement obligations	8,055	4,260
Derivatives	—	4,075
Other	116	831
Commitments and contingencies (Note 10)
Stockholders' equity:
Preferred stock, $0.0001 par value, 10,000,000 shares authorized, none issued and outstanding at June 30, 2022 and December 31, 2021	—	—
Common stock, $0.0001 par value, 600,000,000 shares authorized, 109,226,591 and 96,774,185 shares issued and outstanding at June 30, 2022 and December 31, 2021, respectively	11	10
Additional paid-in capital	909,325	617,489
Accumulated deficit	(8,948)	(64,436)
Total stockholders' equity	900,388	553,063
Total liabilities and stockholders' equity	$1,748,772	$818,960

The accompanying notes are an integral part of these condensed consolidated financial statements.

HighPeak Energy, Inc.

Condensed Consolidated Statements of Operations

(in thousands, except per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Operating Revenues:
Crude oil sales	$190,926	$46,985	$277,864	$71,855
NGL and natural gas sales	10,502	1,285	15,793	2,132
Total operating revenues	201,428	48,270	293,657	73,987
Operating Costs and Expenses:
Crude oil and natural gas production	16,595	4,692	26,041	6,919
Production and ad valorem taxes	10,301	2,543	15,307	4,207
Exploration and abandonments	184	463	393	654
Depletion, depreciation and amortization	34,883	16,857	51,907	29,820
Accretion of discount	66	37	120	72
General and administrative	2,016	1,617	3,956	3,376
Stock-based compensation	14,579	1,023	18,555	1,989
Total operating costs and expenses	78,624	27,232	116,279	47,037
Income from operations	122,804	21,038	177,378	26,950
Interest and other income	2	—	252	1
Interest expense	(9,282)	(152)	(14,534)	(206)
Derivative loss, net	(11,891)	(13,596)	(78,285)	(13,596)
Other expense	—	(127)	—	(127)
Income before income taxes	101,633	7,163	84,811	13,022
Income tax expense	24,072	1,420	23,760	2,535
Net income	$77,561	$5,743	$61,051	$10,487
Earnings per share:
Basic net income	$0.69	$0.06	$0.56	$0.11
Diluted net income	$0.64	$0.06	$0.52	$0.10

Weighted average shares outstanding:
Basic	103,178	92,676	99,530	92,634
Diluted	111,228	92,676	106,843	92,830

Dividends declared per share	$0.025	$—	$0.05	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

HighPeak Energy, Inc.

Condensed Consolidated Statements of Changes in Stockholders' Equity

(in thousands)

(Unaudited)

Three and Six Months Ended June 30, 2022
	Shares Outstanding	Common Stock	Additional Paid-in- Capital	Retained Earnings (Accumulated Deficit)	Total Stockholders' Equity
Balance, December 31, 2021	96,774	$10	$617,489	$(64,436)	$553,063
Dividends declared ($0.025 per share)	—	—	—	(2,434)	(2,434)
Dividend equivalents declared on outstanding stock options ($0.025 per share)	—	—	—	(250)	(250)
Stock issued for acquisition	6,960	—	156,599	—	156,599
Stock issuance costs	—	—	(55)	—	(55)
Exercise of warrants	69	—	779	—	779
Stock-based compensation costs:
Shares issued upon options being exercised	8	—	75	—	75
Compensation costs included in net loss	—	—	2,614	—	2,614
Net loss	—	—	—	(16,510)	(16,510)
Balance, March 31, 2022	103,811	10	777,501	(83,630)	693,881
Dividends declared ($0.025 per share)	—	—	—	(2,630)	(2,630)
Dividend equivalents declared on outstanding stock options ($0.025 per share)	—	—	—	(249)	(249)
Stock issued for acquisitions	3,894	1	108,382	—	108,383
Stock issuance costs	—	—	(3)	—	(3)
Exercise of warrants	897	—	6,971	—	6,971
Stock-based compensation costs:
Shares issued upon options being exercised	4	—	45	—	45
Restricted shares issued to outside directors	21	—	—	—	—
Restricted shares issued to employees	600	—	—	—	—
Compensation costs included in net income	—	—	16,429	—	16,429
Net income	—	—	—	77,561	77,561
Balance, June 30, 2022	109,227	$11	$909,325	$(8,948)	$900,388

Three and Six Months Ended June 30, 2021
	Shares Outstanding	Common Stock	Additional Paid-in- Capital	Retained Earnings (Accumulated Deficit)	Total Stockholders’ Equity
Balance, December 31, 2020	91,968	$9	$581,426	$(107,209)	$474,226
Exercise of warrants	554	—	5,466	—	5,466
Stock-based compensation costs:
Shares issued upon options being exercised	154	—	1,574	—	1,574
Compensation costs included in net income	—	—	966	—	966
Net income	—	—	—	4,744	4,744
Balance, March 31, 2021	92,676	9	589,432	(102,465)	486,976
Stock-based compensation costs:
Restricted shares issued to outside directors	53	—	—	—	—
Compensation costs included in net income	—	—	1,023	—	1,023
Net income	—	—	—	5,743	5,743
Balance, June 30, 2021	92,729	$9	$590,455	$(96,722)	$493,742

The accompanying notes are an integral part of these condensed consolidated financial statements.

HighPeak Energy, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Six Months Ended June 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$61,051	$10,487
Adjustments to reconcile net income to net cash provided by operations:
Exploration and abandonment expense	32	369
Depletion, depreciation and amortization expense	51,907	29,820
Accretion expense	120	72
Stock-based compensation expense	18,555	1,989
Amortization of debt issuance costs	1,781	77
Amortization of original issue discount on senior notes	2,741	—
Derivative-related activity	16,442	12,558
Deferred income taxes	23,760	2,535
Changes in operating assets and liabilities:
Accounts receivable	(50,857)	(16,064)
Prepaid expenses, inventory and other assets	(2,571)	(366)
Accounts payable, accrued liabilities and other current liabilities	25,225	5,803
Net cash provided by operating activities	148,186	47,280
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to crude oil and natural gas properties	(403,177)	(89,959)
Changes in working capital associated with crude oil and natural gas property additions	105,476	15,223
Acquisitions of crude oil and natural gas properties	(250,448)	(2,070)
Other property additions	(996)	(61)
Net cash used in investing activities	(549,145)	(76,867)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of senior unsecured notes, net of discount	210,179	—
Borrowings under revolving credit facility	380,000	14,000
Repayments under revolving credit facility	(195,000)	—
Debt issuance costs	(9,098)	(1,759)
Proceeds from exercises of warrants	7,750	5,466
Proceeds from subscription receivable from exercises of warrants	—	3,596
Proceeds from exercises of stock options	120	1,574
Dividends paid	(4,959)	—
Dividend equivalents paid	(427)	—
Stock offering costs	(58)	—
Net cash provided by financing activities	388,507	22,877
Net decrease in cash and cash equivalents	(12,452)	(6,710)
Cash and cash equivalents, beginning of period	34,869	19,552
Cash and cash equivalents, end of period	$22,417	$12,842

Supplemental disclosure of non-cash transactions:
Interest paid	$1,689	$133
Income taxes paid	$—	$—
Stock issued for acquisition	$264,982	$—
Additions to asset retirement obligations	$3,676	$600

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

NOTE 2. Basis of Presentation and Summary of Significant Accounting Policies

Presentation. In the opinion of management, the unaudited interim condensed consolidated financial statements of the Company as of June 30, 2022 and for the three and six months ended June 30, 2022 and 2021 include all adjustments and accruals, consisting only of normal, recurring adjustments and accruals necessary for a fair presentation of the results for the interim periods in conformity with generally accepted accounting principles in the United States ("GAAP"). The operating results for the three and six months ended June 30, 2022 are not indicative of results for a full year.

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

Use of estimates in the preparation of financial statements. Preparation of the Company's consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Depletion of crude oil and natural gas properties and evaluations for impairment of proved and unproved crude oil and natural gas properties, in part, is determined using estimates of proved, probable and possible crude oil, NGL and natural gas reserves. There are numerous uncertainties inherent in the estimation of quantities of proved, probable and possible reserves and in the projection of future rates of production and the timing of development expenditures. Similarly, evaluations for impairment of proved crude oil and natural gas properties are subject to numerous uncertainties including, among others, estimates of future recoverable reserves, commodity price outlooks and future undiscounted and discounted net cash flows. In addition, evaluations for impairment of unproved crude oil and natural gas properties on a project-by-project basis are also subject to numerous uncertainties including, among others, estimates of future recoverable reserves, results of exploration activities, commodity price outlooks, planned future sales or expirations of all or a portion of such projects. Other items subject to such estimates and assumptions include, but are not limited to, the carrying value of crude oil and natural gas properties, asset retirement obligations, equity-based compensation, fair value of derivatives and estimates of income taxes. Actual results could differ from the estimates and assumptions utilized.

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

Accounts receivable. As of June 30, 2022 and December 31, 2021, the Company’s accounts receivables primarily consist of amounts due from the sale of crude oil, NGL and natural gas of $69.0 million and $29.0 million, respectively, and are based on estimates of sales volumes and realized prices the Company anticipates it will receive, $8.9 million and zero, respectively, of receivables for purchase price adjustments related to the Hannathon Acquisition, receivables related to refunds from pipe suppliers of zero and $3.2 million, respectively, current U.S. federal income tax receivables of $3.2 million and $3.2 million, respectively, joint interest receivables of $9.1 million and $3.1 million, respectively, and receivables related to settlements of derivative contracts of zero and $771,000, respectively. The Company’s share of crude oil, NGL and natural gas production is sold to various purchasers who must be prequalified under the Company’s credit risk policies and procedures. The Company’s credit risk related to collecting accounts receivables is mitigated by using credit and other financial criteria to evaluate the credit standing of the entity obligated to make payment on the accounts receivable, and where appropriate, the Company obtains assurances of payment, such as a guarantee by the parent company of the counterparty or other credit support. The Company routinely reviews outstanding balances and establishes allowances for bad debts equal to the estimable portions of accounts receivable for which failure to collect is considered probable. As of June 30, 2022 and December 31, 2021, the Company had no allowance for doubtful accounts.

Concentration of credit risk. The Company is subject to credit risk resulting from the concentration of its crude oil and natural gas receivables with significant purchasers. For the six months ended June 30, 2022 and 2021, sales to the Company’s largest purchaser accounted for approximately 88% and 95%, respectively, of the Company’s total crude oil, NGL and natural gas sales revenues. The Company generally does not require collateral and does not believe the loss of this particular purchaser would materially impact its operating results, as crude oil and natural gas are fungible products with well-established markets and numerous purchasers in various regions.

Prepaid expenses. Prepaid expenses are comprised primarily of tubulars that the Company has prepaid for the suppliers to produce the tubulars in time such as to guarantee their availability when we need them for our current drilling program, prepaid drilling and completion costs on wells being drilled and completed by third party operators where we own a non-operated working interest, prepaid caliche that will be used on future locations and roads in our development areas, prepaid insurance costs, software maintenance costs and listing fees that will be amortized over the life of the policies and prepaid software maintenance fees that will be amortized over the life of the contracts. Prepaid expenses as of June 30, 2022 and December 31, 2021 is $19.1 million and $7.2 million, respectively.

Inventory. Inventory is comprised primarily of crude oil and natural gas drilling or repair items such as tubing, casing, proppant used to fracture-stimulate crude oil and natural gas wells, water, chemicals, pumps, vessels, operating supplies and ordinary maintenance materials and parts. The materials and supplies inventory is primarily acquired for use in future drilling or repair operations and is carried at the lower of cost or net realizable value, on a weighted average cost basis. Valuation allowances for materials and supplies inventories are recorded as reductions to the carrying values of the materials and supplies inventories in the Company’s consolidated balance sheet and as charges to other expense in the consolidated statements of operations. The Company’s materials and supplies inventory as of June 30, 2022 and December 31, 2021 is $6.2 million and $3.3 million, respectively, and the Company has not recognized any valuation allowance to date.

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

The capitalized costs of proved properties are depleted using the unit-of-production method based on proved reserves for leasehold costs and proved developed reserves for drilling, completion and other crude oil and natural gas property costs. Costs of unproved leasehold costs are excluded from depletion until proved reserves are established or, if unsuccessful, impairment is determined.

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

Unproved crude oil and natural gas properties are periodically assessed for impairment on a project-by-project basis. These impairment assessments are affected by the estimates of future recoverable reserves, results of exploration activities, commodity price outlooks, planned future sales or expirations of all or a portion of such projects. If the estimated future net cash flows attributable to such projects are not expected to be sufficient to fully recover the costs invested in each project, the Company will recognize an impairment charge at that time.

Other property and equipment, net. Other property and equipment is recorded at cost. The carrying values of other property and equipment, net of accumulated depreciation of $562,000 and $438,000 as of June 30, 2022 and December 31, 2021, respectively, are as follows (in thousands):

	June 30, 2022	December 31, 2021
Land	$1,122	$1,122
Transportation equipment	609	202
Buildings	532	—
Leasehold improvements	161	143
Information technology	42	125
Field equipment	7	8
Total other property and equipment, net	$2,473	$1,600

Other property and equipment is depreciated over its estimated useful life on a straight-line basis. Land is not depreciated. Transportation equipment is generally depreciated over five years, buildings are generally depreciated over forty years, field equipment is generally depreciated over seven years and information technology is generally depreciated over three years. Leasehold improvements are amortized over the lesser of their estimated useful lives or the underlying terms of the associated leases.

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

Aid-in-construction assets. As of June 30, 2022 and December 31, 2021, the Company has aid-in-construction assets totaling $3.7 million and $3.9 million, respectively, included in other noncurrent assets. The Company contracted with the natural gas gatherer and processor in its Flat Top area to construct a low-pressure gas gathering system to transport the Company’s natural gas to its processing facility. The Company agreed to incur the cost to construct the system in return for future payments based on gross system throughput, including any third-party natural gas that is potentially tied into the system in the future. Based on the Company’s current projections of its natural gas reserves in Flat Top, it is anticipated that the full amount will be paid back in less than four years. The contract calls for future aid-in-construction fundings if expansions of the system are necessary at the sole discretion of the Company.

Debt issuance costs and original issue discount. The Company has paid a total of $11.7 million in debt issuance costs, $9.1 million of which was incurred during the six months ended June 30, 2022, related to the issuance of senior unsecured notes and amendments to its revolving credit facility. Amortization based on the straight-line method over the terms of the senior unsecured notes and the revolving credit facility which approximates the effective interest method was $1.8 million and $77,000 during the six months ended June 30, 2022 and 2021, respectively. In addition, the company realized a $14.8 million discount on the issuance of its senior unsecured notes that is being amortized over the life of the notes which approximates the effective interest method and was $2.7 million and zero during the six months ended June 30, 2022 and 2021, respectively. As of June 30, 2022 and December 31, 2021, the net debt issuance costs and discount are netted against the outstanding long-term debt on the accompanying balance sheets in accordance with GAAP.

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

Current liabilities. Current liabilities as of June 30, 2022 and December 31, 2021 totaled approximately $272.1 million and $103.0 million, respectively, including trade accounts payable, derivative liabilities, revenues payable, advances from joint interest owners and accruals for capital expenditures, operating and general and administrative expenses, interest expense, operating leases, dividends and dividend equivalents and other miscellaneous items.

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

The Company enters into contracts with purchasers to sell its crude oil and natural gas production. Revenue on these contracts is recognized in accordance with the five-step revenue recognition model prescribed in ASC 606. Specifically, revenue is recognized when the Company’s performance obligations under these contracts are satisfied, which generally occurs with the transfer of control of the crude oil and natural gas to the purchaser. Control is generally considered transferred when the following criteria are met: (i) transfer of physical custody, (ii) transfer of title, (iii) transfer of risk of loss and (iv) relinquishment of any repurchase rights or other similar rights. Given the nature of the products sold, revenue is recognized at a point in time based on the amount of consideration the Company expects to receive in accordance with the price specified in the contract. Consideration under the crude oil and natural gas marketing contracts is typically received from the purchaser one to two months after production. As of June 30, 2022 and December 31, 2021, the Company had receivables related to contracts with purchasers of approximately $69.0 million and $29.0 million, respectively.

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

Derivatives. All the Company’s derivatives are accounted for as non-hedge derivatives and are recorded at estimated fair value in the consolidated balance sheets. All changes in the fair values of its derivative contracts are recorded as gains or losses in the earnings of the periods in which they occur. The Company enters into derivatives under master netting arrangements, which, in an event of default, allows the Company to offset payables to and receivables from the defaulting counterparty. The Company classifies the fair value amounts of derivative assets and liabilities executed under master netting arrangements as net current or noncurrent derivative assets or net current or noncurrent derivative liabilities, whichever the case may be, by commodity and counterparty.

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

The Company reviews its deferred tax assets for recoverability and establishes a valuation allowance based on projected future taxable income, applicable tax strategies and the expected timing of the reversals of existing temporary differences. A valuation allowance is provided when it is more likely than not (likelihood of greater than 50 percent) that some portion or all the deferred tax assets will not be realized. The Company had not established a valuation allowance as of June 30, 2022 and December 31, 2021.

The Company recognizes the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained upon examination by the taxing authorities, based upon the technical merits of the position. If all or a portion of the unrecognized tax benefit is sustained upon examination by the taxing authorities, the tax benefit will be recognized as a reduction to the Company’s deferred tax liability and will affect the Company’s effective tax rate in the period it is recognized. See Note 13 for additional information.

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

Stock-based compensation for HighPeak Energy common stock issued to outside directors with no restrictions thereon, is measured at the grant date using the fair value of the award and is recognized as stock-based compensation in the accompanying financial statements immediately. Stock-based compensation for restricted stock awarded to outside directors, employee members of the board of directors and certain other employees is measured at the grant date using the fair value of the award and is recognized on a straight-line basis over the requisite service period of the respective award.

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

Recently adopted accounting pronouncements. There are no recently adopted accounting pronouncements.

New accounting pronouncements not yet adopted.  In October 2021, the FASB issued ASU 2021-08, “Business Combinations (Topic 805) – Accounting for Contract Assets and Contract Liabilities from Contracts with Customers.” This update requires the acquirer in a business combination to record contract asset and liabilities following Topic 606 – “Revenue from Contracts with Customers” at acquisition as if it had originated the contract, rather than at fair value. This update is effective for public business entities beginning after December 15, 2022 with early adoption permitted.  The Company continues to evaluate the provisions of this update but does not believe the adoption will have a material impact on its financial position, results of operations or liquidity.

The Company considers the applicability and the impact of all ASUs.  ASUs not discussed above were assessed and determined to be either not applicable, the effects of adoption are not expected to be material or are clarifications of ASUs previously disclosed.

NOTE 3. Acquisitions

Acquisitions. During the six months ended June 30, 2022, the Company incurred a total of $515.4 million in acquisition costs primarily related to a series of agreements to acquire various crude oil and natural gas properties contiguous to its Signal Peak and Flat Top operating areas in Howard and Borden counties, consisting of approximately 34,500 net acres and associated producing properties, water system infrastructure and in-field fluid gathering pipelines. Included in the acquisition costs is the issuance of 10,853,634 shares of HighPeak Energy common stock valued at $265.0 million on the respective closing dates. All the aforementioned acquisitions were accounted for as asset acquisitions as substantially all the gross assets acquired are concentrated in a group of similar identifiable assets. The consideration paid was allocated to the individual assets acquired and liabilities assumed based on their relative fair values. All transaction costs associated with the acquisitions were capitalized.

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

Assets and liabilities measured at fair value on a recurring basis. Assets and liabilities measured at fair value on a recurring basis as of June 30, 2022 and December 31, 2021 are as follows (in thousands):

	As of June 30, 2022
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Commodity price derivatives	$—	$8,002	$—	$8,002
Liabilities:
Commodity price derivatives	—	39,911	—	39,911
Total recurring fair value measurements	$—	$(31,909)	$—	$(31,909)

	As of December 31, 2021
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Commodity price derivatives	$—	$2,199	$—	$2,199
Liabilities:
Commodity price derivatives – current	—	13,591	—	13,591
Commodity price derivatives – noncurrent	—	4,075	—	4,075
Total liabilities	—	17,666	—	17,666
Total recurring fair value measurements	$—	$(15,467)	$—	$(15,467)

Commodity price derivatives. The Company’s commodity price derivatives are currently made up of crude oil and natural gas swap contracts. The Company measures derivatives using an industry-standard pricing model that is provided by a third party. The inputs utilized in the third-party discounted cash flow and option-pricing models for valuing commodity price derivatives include forward prices for crude oil, contracted volumes, volatility factors and time to maturity, which are considered Level 2 inputs.

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

Financial instruments not carried at fair value. Carrying values and fair values of financial instruments that are not carried at fair value in the consolidating balance sheets are as follows (in thousands):

	As of June 30, 2022		As of December 31, 2021
	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Cash and cash equivalents	$22,417	$22,417	$34,869	$34,869
Liabilities:
Long-term debt:
Senior Notes (a)	$225,000	$225,000	$—	$—

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

The following table summarizes the effect of derivatives on the Company’s consolidated statements of operations (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Noncash derivative gain (loss), net	$25,191	$(12,558)	$(16,442)	$(12,558)
Derivative settlements, net	(37,082)	(1,038)	(61,843)	(1,038)
Derivative loss, net	$(11,891)	$(13,596)	$(78,285)	$(13,596)

Crude oil production derivatives. The Company sells its crude oil production at the lease and the sales contracts governing such crude oil production are tied directly to, or are correlated with, NYMEX WTI crude oil prices. As such, the Company uses NYMEX WTI derivative contracts to manage future crude oil price volatility.

The Company’s outstanding crude oil derivative contracts as of June 30, 2022 and the weighted average crude oil prices per barrel for those contracts are as follows:

	Remainder of 2022			2023
	Third	Fourth		First	Second
	Quarter	Quarter	Total	Quarter	Quarter	Total
Crude Oil Price Swaps - WTI:
Volume (MBbls)	980.8	1,011.8	1,992.6	441.0	200.2	641.2
Price per Bbl	$88.97	$86.13	$87.53	$70.05	$57.22	$66.04

Natural gas production derivatives. The Company sells its natural gas production at the lease and the sales contracts governing such natural gas production are tied directly to, or are correlated with, NYMEX HH natural gas prices. As such, the Company uses NYMEX HH derivative contracts to manage future natural gas price volatility.

The Company’s outstanding natural gas derivative contracts as of June 30, 2022 and the weighted average natural gas prices per MMBtu for those contracts are as follows:

	Remainder of 2022			2023
	Third	Fourth		First
	Quarter	Quarter	Total	Quarter	Total
Natural Gas Price Swaps - HH:
Volume (MMBtu)	460.0	460.0	920.0	450.0	450.0
Price per MMBtu	$9.00	$9.00	$9.00	$9.00	$9.00

The Company uses credit and other financial criteria to evaluate the credit standings of, and to select, counterparties to its derivative financial instruments. Although the Company does not obtain collateral or otherwise secure the fair value of its derivative financial instruments, associated credit risk is mitigated by the Company’s credit risk policies and procedures.

Net derivative liabilities associated with the Company’s open commodity derivatives by counterparty are as follows (in thousands):

As of June 30, 2022
Fifth Third Bank, National Association	$(22,656)
Bank of America, National Association	(9,643)
Bank of Oklahoma, National Association	(3,668)
Citizens Bank, National Association	4,058
$(31,909)

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

The changes in capitalized exploratory well costs are as follows (in thousands):

Six Months Ended June 30, 2022
Beginning capitalized exploratory well costs	$28,076
Additions to exploratory well costs	161,331
Reclassification to proved properties	(177,720)
Exploratory well costs charged to exploration and abandonment expense	—
Ending capitalized exploratory well costs	$11,687

All capitalized exploratory well costs have been capitalized for less than one year based on the date of drilling.

NOTE 7. Long-Term Debt

The components of long-term debt, including the effects of debt issuance costs, are as follows (in thousands):

	June 30, 2022	December 31, 2021
Revolving Credit Facility due 2024	$285,000	$100,000
10.00% Senior Notes due 2024	225,000	—
Debt issuance costs, net (a)	(9,388)	(2,071)
Discounts, net (b)	(12,080)	—
Total debt	488,532	97,929
Less current portion of long-term debt	—	—
Long-term debt, net	$488,532	$97,929

(a) Debt issuance costs as of June 30, 2022 and December 31, 2021 consisted of $11.7 million and $2.6 million, respectively, in costs less accumulated amortization of $2.3 million and $502,000, respectively.

(b) Discounts as of June 30, 2022 and December 31, 2021 consisted of $14.8 million and zero, respectively, in discounts less accumulated amortization of $2.7 million and zero, respectively.

Revolving Credit Facility. In December 2020, the Company entered into a Credit Agreement with Fifth Third Bank, National Association (“Fifth Third”) as the administrative agent and sole lender to establish a revolving credit facility (“Revolving Credit Facility”) that matures on June 17, 2024 (subject to a springing maturity date of October 1, 2023 if the Senior Notes are outstanding on such date). The Revolving Credit Facility had an initial borrowing base of $40.0 million. However, the Company elected to reduce the aggregate elected commitments under the Revolving Credit Facility to $20.0 million. In June 2021, the Company entered into the First Amendment to, among other things, (i) complete the semi-annual borrowing base redetermination process which increased the borrowing base from $40.0 million to $125.0 million and (ii) modify the terms of the Credit Agreement to increase the aggregate elected commitments from $20.0 million to $125.0 million. A syndicate of banks joined the credit facility at differing levels of commitments with Fifth Third remaining the administrative agent. In October 2021, the Company entered into the Second Amendment to, among other things, (i) complete a semi-annual borrowing base redetermination process, which increased the borrowing base from $125.0 million to $195.0 million and (ii) modify the terms of the Credit Agreement to increase the aggregate elected commitments from $125.0 million to $195.0 million. In February 2022, the Company entered into the Third Amendment to, among other things, (i) reduce the borrowing base from $195.0 million to $138.8 million, (ii) modify the terms of the Credit Agreement to reduce the aggregate elected commitments from $195.0 million to $138.8 million, (iii) update the maturity date to a springing maturity date, which will cause the Credit Agreement to mature on October 1, 2023 if the Senior Notes are not retired by that date, (iv) allow the Company to redeem the Senior Notes with proceeds of a refinancing, with proceeds of an equity offering or with cash, in each case, subject to certain customary conditions and (v) replace the USD LIBOR rates with Term SOFR rates. In June 2022, simultaneous with the closing of one of the aforementioned acquisitions, the Company entered into the Fourth Amendment to the Revolving Credit Facility to, among other things, (i) increase (a) the aggregate elected commitments to $400.0 million, (b) the borrowing base to $400.0 million and (c) the maximum credit amount to $1.5 billion, (ii) increase the excess cash threshold to $75.0 million, (iii) modify the affirmative hedging requirement and (iv) increase the number of banks included in the syndicate at differing levels of commitments with Fifth Third remaining the administrative agent.

The borrowing capacity under the Revolving Credit Facility is equal to the lowest of (i) the borrowing base (which stands at $400.0 million as of June 30, 2022), (ii) the aggregate elected commitments (which stand at $400.0 million as of June 30, 2022) and (iii) $1.5 billion. As of June 30, 2022 and December 31, 2021, the Company had $285.0 million and $100.0 million, respectively, outstanding borrowings under the Revolving Credit Facility. Borrowings under the Revolving Credit Facility prior to February 2022 bore interest, at the option of the Company, based on (a) a rate per annum equal to the higher of (i) the prime rate announced from time to time by Fifth Third, (ii) the weighted average of the rates on overnight federal funds transactions with members of the Federal Reserve System during the last preceding business day plus 0.5 percent and (iii) the Adjusted LIBO Rate for one-month Interest Period, plus a margin (the “Applicable Margin”) which was determined by the Borrowing Base Utilization Percentage as defined in the Revolving Credit Facility or (b) the LIBO Rate for a one, three or six month Interest Period multiplied by the Statutory Reserve Rate. As of February 2022, borrowings under the Revolving Credit Facility bear interest at the option of the Company, based on (a) the prime rate announced from time to time by Fifth Third or (b) a rate equal to the higher of (i) zero percent per annum and (ii) SOFR relating to quotations for 1 or 3 months. Letters of credit outstanding under the Revolving Credit Facility are subject to a per annum fee, representing the Applicable Margin plus 0.125 percent. The Company also pays commitment fees on undrawn amounts under the Revolving Credit Facility equal to 0.50 percent. Borrowings under the Revolving Credit Facility are secured by a first lien security interest on substantially all assets of the Company and its restricted subsidiaries, including mortgages on the Company’s and its restricted subsidiaries’ crude oil and natural gas properties. The Revolving Credit Facility is scheduled to have the borrowing base redetermined semiannually in April and October. Additionally, the Company and Fifth Third each have the option for a wild card evaluation between redeterminations.

The Revolving Credit Facility requires the maintenance of a ratio of total debt to EBITDAX, subject to certain adjustments, not to exceed 3.00 to 1.00 as of the last day of any fiscal quarter and a current ratio, subject to certain adjustments, of at least 1.00 to 1.00 as of the last day of any fiscal quarter.

The Company has limited equity cure rights for a breach of the above-listed financial covenants. Additionally, the Revolving Credit Facility contains additional restrictive covenants that limit the ability of the Company and its restricted subsidiaries to, among other things, incur additional indebtedness, incur additional liens, make investments and loans, enter into mergers and acquisitions, make or declare dividends and other payments, enter into certain hedging transactions, sell assets and engage in transactions with affiliates. The Revolving Credit Facility contains customary mandatory prepayments, including a monthly mandatory prepayment if the Consolidated Cash Balance (as defined in the Credit Agreement) is in excess of $75.0 million. In addition, the Credit Agreement is subject to customary events of default, including a change in control. If an event of default occurs and is continuing, the administrative agent or the majority of the lenders may accelerate any amounts outstanding and terminate lender commitments.

Senior Notes. In February 2022, the Company issued $225.0 million aggregate principal amount of 10.00% senior unsecured notes that will mature on February 15, 2024 (“Senior Notes”). The Company received proceeds, net of $21.2 million of issuance costs and discounts, of $203.8 million. The net proceeds were used to pay down the balance of our Revolving Credit Facility to zero at closing and to fund our ongoing capital development program with subsequent draws on the Revolving Credit Facility. Interest on the Senior Notes will be payable on August 15 and February 15 of each year.

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

Asset retirement obligations activity is as follows (in thousands):

Six Months Ended June 30, 2022
Beginning asset retirement obligations	$4,260
Liabilities incurred from wells acquired	3,218
Liabilities incurred from new wells	457
Accretion of discount	120
Ending asset retirement obligations	$8,055

As of June 30, 2022 and December 31, 2021, all asset retirement obligations are considered noncurrent and classified as such in the accompanying consolidated balance sheets.

NOTE 9. Incentive Plans

401(k) Plan. The HighPeak Energy Employees, Inc 401(k) Plan (the “401(k) Plan”) is a defined contribution plan established under Section 401 of the Internal Revenue Code of 1986, as amended (the "Code"). All regular full-time and part-time employees of the Company are eligible to participate in the 401(k) Plan after three continuous months of employment with the Company. Participants may contribute up to 80 percent of their annual base salary into the 401(k) Plan. Matching contributions are made to the 401(k) Plan in cash by the Company in amounts equal to 100 percent of a participant’s contributions to the 401(k) Plan up to four percent of the participant’s annual base salary (the “Matching Contribution”). Each participant’s account is credited with the participant’s contributions, Matching Contributions and allocations of the 401(k) Plan’s earnings. Participants are fully vested in their account balances at their eligibility date. During the six months ended June 30, 2022 and 2021, the Company contributed $141,000 and $111,000 to the 401(k) Plan, respectively.

Long-Term Incentive Plan. The Company’s Amended & Restated Long Term Incentive Plan (“LTIP”) provides for the grant of stock options, dividend equivalents, cash awards and substitute awards to officers and employees of the Company, as well as stock awards to directors and employees of the Company. The number of shares available for grant pursuant to awards under the LTIP as of June 30, 2022 are as follows:

June 30, 2022
Approved and authorized awards	13,793,197
Awards issued under plan	(13,048,190)
Awards available for future grant	745,007

Stock Options. Stock option awards were granted to employees on August 24, 2020, November 4, 2021 and May 4, 2022. Stock-based compensation expense related to the Company’s stock option awards for the three and six months ended June 30, 2022 and 2021 was $10.8 million and $1.9 million, respectively, and as of June 30, 2022 and December 31, 2021 there was $1.9 million and $1.8 million, respectively, of unrecognized stock-based compensation expense related to unvested stock option awards. The unrecognized compensation expense will be recognized on a straight-line basis over the remaining vesting periods of the awards, which is a period of less than two years.

The Company estimates the fair value of stock options granted on the grant date using a Black-Scholes option valuation model, which requires the Company to make several assumptions. The expected term of options granted was determined based on the simplified method of the midpoint between the vesting dates and the contractual term of the options. The risk-free interest rate is based on the U.S. treasury yield curve rate for the expected term of the option at the date of grant and the volatility was based on the volatility of either an index of exploration and production crude oil and natural gas companies or on a peer group of companies with similar characteristics of the Company on the date of grant since the Company had minimal or did not have any trading history. More detailed stock options activity and details are as follows:

	Stock Options	Exercise Price	Remaining Term in Years	Intrinsic Value (in thousands)
Outstanding at December 31, 2020	9,705,495	$10.00	9.7	$57,942
Awards granted	442,500	$14.36
Exercised	(154,268)	$10.00
Forfeitures	(10,000)	$10.00
Outstanding at December 31, 2021	9,983,727	$10.19	8.7	$44,395
Awards granted	824,500	$29.67
Exercised	(12,000)	$10.00
Outstanding at June 30, 2022	10,796,227	$11.68	8.3	$152,316

Vested at December 31, 2021	8,551,070	$10.13	8.7	$38,556
Exercisable at December 31, 2021	8,551,070	$10.13	8.7	$38,556

Vested at June 30, 2022	9,268,914	$11.67	8.3	$103,055
Exercisable at June 30, 2022	9,268,914	$11.67	8.3	$103,055

Restricted Stock Issued to Employee Members of the Board. A total of 1,500,500 shares of restricted stock was approved by the board of directors to be granted to certain employee members of the board of the Company on November 4, 2021, which vest on the three-year anniversary of such grant assuming the employees remain in his or her position as of the anniversary date. Therefore, stock-based compensation expense of $3.6 million was recognized during the six months ended June 30, 2022 and the remaining $16.8 million will be recognized over the remaining restricted period, which was based upon the closing price of the stock on the date of the restricted stock issuance. The board of directors also cancelled the previously issued equity-based liability bonuses and approved a total of 600,000 shares of restricted stock to be granted to certain employees of the Company on June 1, 2022, which vest on November 4, 2024, assuming the employees remain in his or her position as of that date and cancelled certain contractual equity-based bonuses to such employees. Therefore, stock-based compensation expense of $3.8 million was recognized during the six months ended June 30, 2022, and the remaining $16.4 million will be recognized over the remaining restricted period, which was based upon the closing price of the stock on the date of the restricted stock issuance.

Stock Issued to Outside Directors. A total of 21,184 shares of restricted stock was approved by the board of directors to be granted to the outside directors of the Company on June 1, 2022, which will vest at the next annual meeting, assuming the board members maintain their positions on the board. Therefore, stock-based compensation expense of $61,000 was recognized during the six months ended June 30, 2022 and the remaining $672,000 will be recognized between July 2022 and June 2023, which was based upon the closing price of the stock on the date of the restricted stock issuance. In addition, a total of 67,779 shares of restricted stock was approved by the board of directors to be granted to the outside directors of the Company on June 1, 2021, which vested in January 2022. Therefore, the remaining stock-based compensation expense of $284,000 was recognized during the six months ended June 30, 2022, which was based upon the closing price of the stock on the date of the restricted stock issuance.

NOTE 10. Commitments and Contingencies

Leases. The Company follows ASC Topic 842, “Leases” to account for its operating and finance leases. Therefore, as of June 30, 2022 the Company had right-of-use assets totaling $579,000 included in other noncurrent assets and operating lease liabilities totaling $591,000, $475,000 of which are included in other current liabilities and $116,000 of which are included in other noncurrent liabilities, and as of December 31, 2021 the Company had right-of-use assets totaling $852,000 included in other noncurrent assets and operating lease liabilities totaling $856,000, $513,000 of which are included in other current liabilities and $343,000 of which are included in other noncurrent liabilities on the accompanying consolidated balance sheets. The Company does not currently have any finance right-of-use leases. Maturities of the operating lease obligations are as follows (in thousands):

June 30, 2022
Remainder of 2022	$257
2023	349
Total lease payments	606
Less present value discount	(15)
Present value of lease liabilities	$591

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

Crude oil delivery commitments. In May 2021, the Company entered into a crude oil marketing contract with Lion as the purchaser and DKL Permian Gathering, LLC (“DKL”) as the gatherer and transporter. The contract includes the Company’s current and future crude oil production from the majority of its horizontal wells in Flat Top where DKL is constructing a crude oil gathering system and custody transfer meters to most of all the Company’s central tank batteries. The contract contains a minimum volume commitment commencing October 2021 based on the gross barrels delivered at the Company’s central tank battery facilities and is 5,000 Bopd for the first year, 7,500 Bopd for the second year and 10,000 Bopd for the remaining eight years of the contract. However, the Company has the ability under the contract to cumulatively bank excess volumes delivered to offset future minimum volume commitments. For the period from October 1, 2021 to June 30, 2022, the Company has delivered approximately 17,503 Bopd under the contract. The remaining monetary commitment as of June 30, 2022, if the Company never delivers any additional volumes under the agreement, is approximately $22.2 million.

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

Power contracts. In June 2021, the Company entered into a contract with Priority Power Management, LLC (“Priority Power”) whereby Priority Power will develop an electric high-voltage (“EHV”) substation, medium voltage distribution systems and a 13-megawatt direct current solar photovoltaic facility located on approximately 80 acres of land owned by the Company north of Big Spring, Texas in Howard County to provide for the Company’s electrical power needs in its Flat Top operating area including powering drilling rigs and day-to-day operations. The EHV substation was interconnected with the ERCOT transmission grid in May 2022 via the local electric utility, has an initial capacity of up to 50 megavolt amperes and was designed for future expansion capability. The solar generation facility will be interconnected with the medium voltage distribution system that will be energized from the new EHV substation. Priority Power will develop, finance, engineer, construct, operate and maintain the project facilities.

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

Finally, in June 2022, the Company entered into a contract with TXU Energy Retail Company LLC (“TXU”) to provide a block of electric power via the aforementioned transmission system at an attractive variable rate, which fluctuates based on the usage by the Company through May 31, 2032.  In conjunction with this contract, the Company issued a $1.7 million letter of Credit in lieu of a deposit to TXU that is cancellable at the end of the contract term.

Sand commitments. The Company is party to an agreement whereby it has agreed to purchase at least 600,000 tons of sand over a two-year period beginning at the commencement date of the sand mine being operational, which was late in the second quarter of 2022. There are stipulations in the agreement that reduce this commitment should we experience a downturn in oil prices. However, generally if the Company never takes delivery of any sand under the agreement, the monetary commitment as of June 30, 2022 is approximately $8.7 million.

NOTE 11. Related Party Transactions

Water Treatment. In September 2021, the Company entered into a contract with Pilot Exploration, Inc., (“Pilot”), whose President and CEO is an outside director of the Company, to deploy Pilot’s proprietary water treatment technology in the Company’s Flat Top area to treat up to 25,000 barrels of produced water per day such that it can be reused in the Company’s completion operations or sold to third parties for their completion operations. This contract was set to expire on March 1, 2022, however it was extended to July 1, 2022 based on the early results of the project. During the six months ended June 30, 2022, the Company paid $1.4 million to Pilot for such services.

In May 2022, the Company entered into an agreement with Pilot to utilize Pilot’s proprietary water treatment technology in the Company’s Flat Top area to treat produced water such that it can be reused in the Company’s completion operations or sold to third parties for their completion operations. During the one-year term of the agreement, beginning no later than October 1, 2022, the Company has agreed to a minimum volume commitment of 29.2 million barrels of produced water while maintaining the ability to bank excess produced water processed each month toward the minimum volume commitment. The monetary commitment, if the Company never delivers any produced water to be treated under the agreement, is approximately $6.0 million.

NOTE 12. Major Customers

Lion Oil Trading and Transportation, LLC (“Lion”) accounted for approximately 88% and 95% of the Company’s revenues during the six months ended June 30, 2022 and 2021, respectively. Based on the current demand for crude oil and natural gas and the availability of other purchasers, management believes the loss of this major purchaser would not have a material adverse effect on our financial condition and results of operations because crude oil and natural gas are fungible products with well-established markets and numerous purchasers.

NOTE 13. Income Taxes

The Company’s income tax expense attributable to income from operations consisted of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Current income tax expense:
Federal	$—	$—	$—	$—
State	—	—	—	—
Total current income tax expense	—	—	—	—
Deferred income tax expense:
Federal	23,315	1,420	23,127	2,535
State	757	—	633	—
Deferred income tax expense	24,072	1,420	23,760	2,535
Total income tax expense	$24,072	$1,420	$23,760	$2,535

The reconciliation between the income tax expense computed by multiplying pre-tax income by the U.S. federal statutory rate and the reported amounts of income tax expense is as follows (in thousands, except rate):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Income tax expense at U.S. federal statutory rate	$21,343	$1,505	$17,810	$2,735
Limited tax benefit due to stock-based compensation	1,930	28	5,536	(81)
State deferred income taxes	848	—	724	—
Other, net	(49)	(113)	(310)	(119)
Income tax expense	$24,072	$1,420	$23,760	$2,535
Effective income tax rate	23.7%	19.8%	28.0%	19.5%

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities were as follows as of June 30, 2022 and December 31, 2021 (in thousands):

	June 30, 2022	December 31, 2021
Deferred tax assets:
Unrecognized derivative losses	$6,890	$3,248
Net operating loss carryforwards	4,037	2,870
Interest expense limitations	3,052	—
Stock-based compensation	2,629	4,373
Other	97	31
Deferred tax assets	16,705	10,522
Deferred tax liabilities:
Crude oil and natural gas properties, principally due to differences in basis and depreciation and the deduction of intangible drilling costs for tax purposes	(96,267)	(66,324)
Net deferred tax liabilities	$(79,562)	$(55,802)

The effective income tax rate differs from the U.S. statutory rate of 21 percent primarily due to reversing a portion of its deferred tax asset related to stock-based compensation, deferred state income taxes and other permanent differences between GAAP income and taxable income.

As required by ASC Topic 740, “Income Taxes,” (“ASC 740”) the Company uses reasonable judgments and makes estimates and assumptions related to evaluating the probability of uncertain tax positions. The Company bases its estimates and assumptions on the potential liability related to an assessment of whether the income tax position will “more likely than not” be sustained in an income tax audit. Based on that analysis, the Company believes the Company has not taken any material uncertain tax positions, and therefore has not recorded an income tax liability related to uncertain tax positions. However, if actual results materially differ, the Company’s effective income tax rate and cash flows could be affected in the period of discovery or resolution. The Company also reviews the estimates and assumptions used in evaluating the probability of realizing the future benefits of the Company’s deferred tax assets and records a valuation allowance when the Company believes that a portion or all the deferred tax assets may not be realized. If the Company is unable to realize the expected future benefits of its deferred tax assets, the Company is required to provide a valuation allowance. The Company uses its history and experience, overall profitability, future management plans, tax planning strategies, and current economic information to evaluate the amount of valuation allowance to record. As of June 30, 2022 and December 31, 2021, the Company had not recorded a valuation allowance for deferred tax assets arising from its operations because the Company believed they met the “more likely than not” criteria as defined by the recognition and measurement provisions of ASC 740. The Company reversed a portion of its deferred tax asset related to stock-based compensation based on the assumption that the tax deduction will be subject to IRC Section 162(m) limits when the stock options are exercised and the restricted stock vests. IRC Section 162(m) limits compensation deductions to $1.0 million per year for certain Company executives. This resulted in a $3.4 million reduction in the deferred tax asset and reduced the amount of income tax benefit realized during the six months ended June 30, 2022.

The Company is also subject to Texas Margin Tax. The Company realized no current Texas Margin Tax in the accompanying consolidated financial statements as we do not anticipate owing any Texas Margin Tax for 2022 or 2021. However, the Company has recognized a deferred Texas Margin Tax liability of $2.5 million and $1.8 million as of June 30, 2022 and December 31, 2021, respectively, in the accompanying consolidated financial statements.

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

The following table reconciles the Company’s earnings from operations and earnings attributable to common stockholders to the basic and diluted earnings used to determine the Company’s earnings per share amounts for the three and six months ended June 30, 2022 and 2021 under the two-class method (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net income as reported	$77,561	$5,743	$61,051	$10,487
Participating basic earnings (a)	(6,376)	(407)	(5,169)	(743)
Basic earnings attributable to common stockholders	71,185	5,336	55,882	9,744
Reallocation of participating earnings	162	—	124	1
Diluted net income attributable to common stockholders	$71,347	$5,336	$55,006	$9,745

Basic weighted average shares outstanding	103,178	92,676	99,530	92,634
Dilutive warrants and unvested stock options	5,928	—	5,191	196
Dilutive unvested restricted stock	2,122	—	2,122	—
Diluted weighted average shares outstanding	111,228	92,676	106,843	92,830

(a)

Certain unvested restricted stock awarded to outside directors represent participating securities because they participate in nonforfeitable dividends with the common equity holders of the Company. Vested stock options represent participating securities because they participate in dividend equivalents with the common equity holders of the Company. Participating earnings represent the distributed and undistributed earnings of the Company attributable to the participating securities. Certain unvested restricted stock awarded to outside directors, employee members of the board of directors and certain employees do not represent participating securities because, while they participate in dividends with the common equity holders of the Company, the dividends associated with such unvested restricted stock are forfeitable in connection with the forfeitability of the underlying restricted stock. Unvested stock options do not represent participating securities because, while they participate in dividend equivalents with the common equity holders of the Company, the dividend equivalents associated with unvested stock options are forfeitable in connection with the forfeitability of the underlying stock options.

The calculation for weighted average shares reflects shares outstanding over the reporting period based on the actual number of days the shares were outstanding.

NOTE 15. Stockholders’ Equity

Issuance of Common Stock. On March 25, 2022, June 21, 2022 and June 27, 2022, respectively, the Company issued 6,960,000, 371,517 and 3,522,117 shares of HighPeak Energy common stock related to the aforementioned crude oil and natural gas property acquisitions. On June 1, 2022, the Company issued 21,184 and 600,000 shares of restricted stock to outside directors and certain employees, respectively. The remaining 977,588 shares of HighPeak Energy common stock issued during the six months ended June 30, 2022 were the result of warrants (965,588 shares) and stock options (12,000 shares) being exercised.

Dividends and dividend equivalents. In April 2022, the board of directors of the Company declared a quarterly dividend of $0.025 per share of common stock outstanding which resulted in a total of $2.6 million in dividends being paid on May 25, 2022. In addition, under the terms of the LTIP, the Company paid a dividend equivalent per share to all vested stock option holders of $214,000 in May 2022 and will accrue a dividend equivalent per share to all unvested stock option holders which is payable upon vesting of up to an additional $36,000, assuming no forfeitures. In addition, the Company will accrue an additional combined $53,000 in dividends on the restricted stock issued to management directors and certain employees that will be payable upon vesting.

In January 2022, the board of directors of the Company approved a quarterly dividend of $0.025 per share of common stock outstanding which resulted in a total of $2.4 million in dividends being paid on February 25, 2022. In addition, under the terms of the LTIP, the Company paid a dividend equivalent per share to all vested stock option holders and accrued a dividend equivalent per share to all unvested stock option holders payable upon vesting, which equates to a total payment of $214,000 in February 2022 and up to an additional $36,000, assuming no forfeitures. In addition, the Company accrued an additional combined $53,000 in dividends on the restricted stock issued to management directors and certain employees that will be payable upon vesting.

Outstanding Securities. At June 30, 2022 and December 31, 2021, the Company had 109,226,591 and 96,774,185 shares of common stock outstanding, respectively, 8,290,572 and 9,500,166 warrants outstanding, respectively, with an exercise price of $11.50 per share that expire on August 21, 2025 and 10,209,300 and 10,209,300 CVRs outstanding, respectively, that give the holders a right to receive up to 2.125 shares of HighPeak Energy common stock per CVR to satisfy the Preferred Returns (with an equivalent number of shares of Company common stock held by HighPeak Energy, LP (“HighPeak I”) and HighPeak Energy II, LP (“HighPeak II”) being collectively forfeited in connection therewith). As such, HighPeak I and HighPeak II have placed a total of 21,694,763 shares of common stock of the Company in escrow.

NOTE 16. Subsequent Events

Dividends and dividend equivalents. In July 2022, the board of directors of the Company declared a quarterly dividend of $0.025 per share of common stock outstanding which will result in a total of $2.7 million in dividends being paid on August 25, 2022. The Company received a waiver from the bank group in the Revolving Credit Facility at no cost to pay this dividend. In addition, under the terms of the LTIP, the Company will pay a dividend equivalent per share to all vested stock option holders of $263,000 in August 2022 and will accrue a dividend equivalent per share to all unvested stock option holders which is payable upon vesting of up to an additional $7,000, assuming no forfeitures. In addition, the Company will accrue an additional combined $53,000 in dividends on the restricted stock issued to directors, management directors and certain employees that will be payable upon vesting.

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

Overview

HighPeak Energy, Inc., a Delaware corporation, was formed in October 2019. The Company’s assets are located primarily in Howard and Borden Counties, Texas, which lie within the northeastern part of the crude oil-rich Midland Basin. As of June 30, 2022, the assets consisted of two highly contiguous leasehold positions of approximately 114,940 gross (97,129 net) acres, approximately 50% of which were held by production, with an average working interest of 85%. Our acreage is composed of two core areas, Flat Top to the north and Signal Peak to the south. We operate approximately 98% of the net acreage across the Company’s assets and approximately 90% of the net operated acreage provides for horizontal wells with lateral lengths of 10,000 feet or greater. For the six months ended June 30, 2022, approximately 94% and 6% of sales volumes from the assets were attributable to liquids (both crude oil and NGL) and natural gas, respectively. As of June 30, 2022, HighPeak Energy was drilling with six (6) rigs.

Acquisitions

During the six months ended June 30, 2022, the Company incurred a total of $515.4 million in acquisition costs primarily related to a series of agreements to acquire various crude oil and natural gas properties contiguous to its Signal Peak and Flat Top operating areas in Howard and Borden counties, consisting of approximately 34,500 net acres and associated producing properties, water system infrastructure and in-field fluid gathering pipelines. Included in the acquisition costs is the issuance of 10,853,634 shares of HighPeak Energy common stock valued at $265.0 million on the respective closing dates. The acquisitions were accounted for as asset acquisitions and included approximately 31 gross (26.3 net) producing horizontal wells, 109 gross (87.8 net) producing vertical wells and six vertical salt-water disposal wells and related water system infrastructure as well as over 200 gross horizontal drilling locations targeting the Wolfcamp A, Wolfcamp D and Lower Spraberry formations.

Financial and Operating Performance

The Company's financial and operating performance for the three months ended June 30, 2022 included the following highlights:

•

Net income was $77.6 million ($0.64 per diluted share) for the three months ended June 30, 2022 compared with net income of $5.7 million for three months ended June 30, 2021. The primary components of the $71.8 million increase in net income include:

•

a $153.2 million increase in crude oil, NGL and natural gas revenues due to a 150% increase in daily sales volumes resulting from the Company’s successful horizontal drilling program in addition to a 67% increase in average realized commodity prices per Boe, excluding the effects of derivatives; and

•

a $1.7 million decrease in the Company's net derivative loss as a result of its crude oil and natural gas commodity contracts entered into and the decrease of crude oil and natural gas prices thereafter; partially offset by:

•	a $22.7 million increase in the Company’s income tax expense due to the net income realized during the three months ended June 30, 2022 compared with the three months ended June 30, 2021;

•

a $18.0 million increase in DD&A expense due to a 150% increase in daily sales volumes, partially offset by a 17% decrease in the DD&A rate from $21.09 to $17.43 per Boe, both as a result of increased proved reserves due to the Company’s successful horizontal drilling program;

•	a $13.6 million increase in the Company's stock-based compensation expense primarily attributable to equity-based awards issued in May 2022;

•	a $11.9 million increase in lease operating expenses related primarily to the increased well count and production from the Company’s successful horizontal drilling program;

•

A $9.1 million increase in interest expense due to the issuance of two year 10.00% senior unsecured notes in February 2022, increased borrowings on the revolving credit facility and increased amortization of debt issuance costs and discounts; and

•

a $7.8 million increase in production and ad valorem taxes, primarily attributable to the 150% increase in daily sales volumes as a result of the Company’s successful horizontal drilling program combined with 62% higher production and ad valorem taxes on a dollar per Boe basis due to higher overall realized prices of 67%, excluding the effects of derivatives.

•

During the three months ended June 30, 2022, average daily sales volumes totaled 21,995 Boe/d (excluding production from the recently completed Hannathon Acquisition which will not have an impact until the third quarter of 2022), compared with 8,783 Boe/d during the same period in 2021, an increase of 150% over the same period in 2021, due to the Company's successful horizontal drilling program and bolt-on acquisitions.

•

Weighted average realized crude oil prices per Bbl, excluding the effects of derivatives, increased during the three months ended June 30, 2022 to $111.26, compared with $64.93 for the same period in 2021. Weighted average NGL prices per Bbl increased during the three months ended June 30, 2022 to $47.29, compared with $26.77 for the same period in 2021. Weighted average natural gas prices per Mcf increased to $6.99 during the three months ended June 30, 2022, compared with $2.81 during the same period in 2021.

•	Cash provided by operating activities totaled $98.2 million for the three months ended June 30, 2022, compared with $35.9 million for the three months ended June 30, 2021.

Recent Events

Acquisitions. During the six months ended June 30, 2022, the Company incurred a total of $515.4 million in acquisition costs primarily related to a series of agreements to acquire various crude oil and natural gas properties contiguous to its Signal Peak and Flat Top operating areas in Howard and Borden counties, consisting of approximately 34,500 net acres and associated producing properties, water system infrastructure and in-field fluid gathering pipelines. Included in the acquisition costs is the issuance of 10,853,634 shares of HighPeak Energy common stock valued at $265.0 million on the respective closing dates of the Alamo Acquisitions and the Hannathon Acquisition. The acquisitions were accounted for as asset acquisitions and included approximately 31 gross (26.3 net) producing horizontal wells, 109 gross (87.8 net) producing vertical wells and six vertical salt-water disposal wells and related water system infrastructure as well as over 200 gross horizontal drilling locations targeting the Wolfcamp A, Wolfcamp D and Lower Spraberry formations.

Senior Unsecured Notes. In February 2022, the Company issued $225.0 million of two year 10.00% senior unsecured notes (“Senior Notes”), netting proceeds of $210.2 million net of an originator discount. The proceeds were used to pay off the Revolving Credit Facility and to fund a portion of the Company’s 2022 capital drilling program.

Revolving Credit Facility Amendment and Borrowing Base Increase. Simultaneous with the issuance of the Senior Notes in February 2022, the Company entered into the Third Amendment to the Revolving Credit Facility to, among other things, (i) reduce the borrowing base from $195.0 million to $138.8 million and (ii) modify the terms of the Credit Agreement to reduce the aggregate elected commitments from $195.0 million to $138.8 million. In June 2022, simultaneous with the closing of the Hannathon Acquisition, the Company entered into the Fourth Amendment to the Revolving Credit Facility to, among other things, (i) increase (a) the aggregate elected commitments to $400.0 million, (b) the borrowing base to $400.0 million and (c) the maximum credit amount to $1.5 billion, (ii) increase the excess cash threshold to $75.0 million, (iii) modify the affirmative hedging requirement and (iv) increase the number of banks included in the syndicate at differing levels of commitments with Fifth Third remaining the administrative agent.

Dividends and dividend equivalents. In January 2022 and April 2022, the board of directors of the Company approved a quarterly dividend of $0.025 per share of common stock outstanding which resulted in a total of $2.4 million and $2.6 million in dividends being paid on February 25, 2022 and May 25, 2022, respectively. In addition, under the terms of the LTIP, the Company paid a dividend equivalent per share to all vested stock option holders and accrued a dividend equivalent per share to all unvested stock option holders payable upon vesting, which equates to a total payment of $214,000 in February and May 2022 and up to an additional $62,000 in August 2022, $4,000 in November 2022 and $4,000 in November 2023, assuming no forfeitures. In addition, the Company accrued an additional combined $105,000 in dividends on the restricted stock issued to management directors and certain employees of the Company that will be payable upon vesting in November 2024.

Issuance of Common Stock. During the six months ended June 30, 2022, the Company issued 10,853,634 shares of HighPeak Energy common stock related to the aforementioned crude oil and natural gas property acquisitions. On June 1, 2022, the Company issued 21,184 and 600,000 shares of restricted stock to outside directors and employees, respectively. The remaining 977,588 shares of HighPeak Energy common stock issued during the six months ended June 30, 2022 were the result of warrants (965,588 shares) and stock options (12,000 shares) being exercised.

Production Curtailment and Subsequent Increase. Throughout 2022, some of the Company’s production has been curtailed due to offset frac operations near a considerable amount of its existing producing horizontal wells. As wells are being brought back online, production has continued to increase subsequent to quarter end, setting up an expected increase in production for the third quarter of 2022.

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

Derivative Financial Instruments

Derivative financial instrument exposure. As of June 30, 2022, the Company was a party to the following open derivative financial instruments.

	Remainder of 2022			2023
	Third	Fourth		First	Second
	Quarter	Quarter	Total	Quarter	Quarter	Total
Crude Oil Price Swaps - WTI:
Volume (MBbls)	980.8	1,011.8	1,992.6	441.0	200.2	641.2
Price per Bbl	$88.97	$86.13	$87.53	$70.05	$57.22	$66.04
Natural Gas Price Swaps - HH:
Volume (MMBtu)	460.0	460.0	920.0	450.0	—	450.0
Price per MMBtu	$9.00	$9.00	$9.00	$9.00	$—	$9.00

The estimated fair value of the outstanding open derivative financial instruments as of June 30, 2022 was a net liability of $31.9 million which is included in current assets and liabilities on the Company’s balance sheet as of June 30, 2022. During the six months ended June 30, 2022, the Company recognized a derivative loss of $78.3 million, including a $16.4 million mark-to-market loss plus $61.9 million related to monthly settlements.

Operations and Drilling Highlights

Average daily crude oil, NGL and natural gas sales volumes are as follows:

Six Months Ended June 30, 2022
Crude Oil (Bbls)	14,477
NGL (Bbls)	1,570
Natural Gas (Mcf)	6,023
Total (Boe)	17,051

The Company's liquids production was 94 percent of total production on a Boe basis for the six months ended June 30, 2022.

Costs incurred are as follows (in thousands):

Six Months Ended June 30, 2022
Unproved property acquisition costs	$164,228
Proved acquisition costs	351,202
Total acquisitions	515,430
Development costs	241,813
Exploration costs	161,357
Total finding and development costs	918,600
Asset retirement obligations	3,682
Total costs incurred	$922,282

The following table sets forth the total number of horizontal producing wells drilled and completed during the six months ended June 30, 2022:

	Drilled		Completed
	Gross	Net	Gross	Net
Flat Top area	42	35.9	35	30.9
Signal Peak area	12	11.9	7	6.9
Total	54	47.8	42	37.8

The Company was running six (6) drilling rigs as of June 30, 2022 and three (3) frac fleets. We plan to run six (6) drilling rigs and average approximately three (3) frac fleets for the remainder of the year. However, the scope, duration and magnitude of the direct and indirect effects of the COVID-19 pandemic and the war between Russia and Ukraine are continuing to evolve and in ways that are difficult or impossible to anticipate. Given the dynamic nature of this situation, the Company is maintaining flexibility in its capital plan and will continue to evaluate drilling and completion activity on an economic basis, with future activity levels assessed monthly.

During the six months ended June 30, 2022, the Company successfully completed and placed on production twenty-eight (28) gross horizontal wells in the Flat Top area and seven (7) gross horizontal wells in the Signal Peak area. The Company had forty (40) wells that had been drilled and were in various stages of completion as of June 30, 2022, thirty-three (33) of which are in the Flat Top area, including one (1) salt-water disposal well, and seven (7) of which are in the Signal Peak area. As of June 30, 2022, the Company was in the process of drilling eight (8) horizontal wells and one (1) salt-water disposal well in the Flat Top area and three (3) horizontal wells in the Signal Peak area.

Results of Operations

Three and Six Months Ended June 30, 2022

Crude Oil, NGL and natural gas revenues.

Average daily sales volumes are as follows:

	Three Months Ended June 30,			Six Months Ended June 30,
	2022	2021	% Change	2022	2021	% Change
Oil (Bbls)	18,858	7,951	137%	14,477	6,352	128%
NGL (Bbls)	1,939	502	286%	1,570	399	293%
Natural Gas (Mcf)	7,190	1,973	264%	6,023	1,771	240%
Total (Boe)	21,995	8,783	150%	17,051	7,046	142%

The increase in average daily Boe sales volumes for the three and six months ended June 30, 2022, compared with the same periods in 2021 was due to the Company's successful horizontal drilling program and bolt-on acquisitions (excluding production from the recently completed Hannathon Acquisition which will not have an impact until the third quarter of 2022).

The crude oil, NGL and natural gas prices that the Company reports are based on the market prices received for each commodity. The weighted average realized prices, excluding the effects of derivatives, are as follows:

	Three Months Ended June 30,			Six Months Ended June 30,
	2022	2021	% Change	2022	2021	% Change
Oil per Bbl	$111.26	$64.93	71%	$106.04	$62.50	70%
NGL per Bbl	$47.29	$26.77	77%	$45.03	$27.16	66%
Gas per Mcf	$6.99	$2.81	149%	$6.15	$2.55	141%
Total per Boe	$100.63	$60.40	67%	$95.15	$58.01	64%

Crude Oil and natural gas production costs.

Crude oil and natural gas production costs in total and per Boe are as follows (in thousands, except percentages and per Boe amounts):

	Three Months Ended June 30,			Six Months Ended June 30,
	2022	2021	% Change	2022	2021	% Change
Oil and natural gas production costs	$16,595	$4,692	254%	$26,041	$6,919	276%
Oil and natural gas production costs per Boe	$8.29	$5.87	41%	$8.44	$5.43	55%

The increase in crude oil and natural gas production costs can primarily be attributed to the Company's successful horizontal drilling program bringing on a significant number of newly completed producing wells, additional rentals and fuel for power generation and bolt-on acquisitions. The increase in crude oil and natural gas production costs per Boe can be attributed to temporarily shutting in a considerable amount of production periodically for offset completion operations. However, operating expenses were not affected as significantly by the shut-ins as the production volumes were. We anticipate this increase in operating costs per Boe to reverse beginning in the third quarter of 2022.  Significant drivers to this decrease are associated with connecting wells and central tank batteries to the electrical grid and removing rental power generators as well as increasing our daily production volumes.

Production and ad valorem taxes.

Production and ad valorem taxes are as follows (in thousands, except percentages):

	Three Months Ended June 30,			Six Months Ended June 30,
	2022	2021	% Change	2022	2021	% Change
Production and ad valorem taxes	$10,301	$2,542	305%	$15,307	$4,207	264%

In general, production taxes and ad valorem taxes are directly related to commodity sales volumes and price changes; however, Texas ad valorem taxes are based upon an asset valuation assessed by the state as of January 1 of that particular year based on prior year commodity prices, whereas production taxes are based upon current year sales revenues at current commodity prices.

Production and ad valorem taxes per Boe are as follows:

	Three Months Ended June 30,			Six Months Ended June 30,
	2022	2021	% Change	2022	2021	% Change
Production taxes per Boe	$4.82	$2.87	68%	$4.56	$2.74	66%
Ad valorem taxes per Boe	$0.33	$0.31	6%	$0.40	$0.56	(29)%

The increase in production taxes per Boe for the three and six months ended June 30, 2022, compared with the same periods in 2021, was primarily due to the 67% and 64% increase in realized prices, respectively. The decrease in ad valorem taxes per Boe for the six months ended June 30, 2022, compared with the same period in 2021, was primarily related to the new wells that came online during 2022. Ad valorem taxes in Texas are based on valuations as of January 1 of a given year based on pricing data for the previous year. Therefore, a well does not incur any ad valorem taxes until the year following when it came on production.

Exploration and abandonments expense.

Exploration and abandonment expense details are as follows (in thousands, except percentages):

	Three Months Ended June 30,			Six Months Ended June 30,
	2022	2021	% Change	2022	2021	% Change
Geologic and geophysical personnel costs	$187	$143	31%	$361	$285	27%
Geologic and geophysical data costs	—	320	(100)%	35	320	(89)%
Plugging and abandonment expense	(2)	—	100%	(2)	—	100%
Abandoned leasehold costs	(1)	—	100%	(1)	49	(102)%
Exploration and abandonments expense	$184	$463	(60)%	$393	$654	(40)%

DD&A expense.

DD&A expense and DD&A expense per Boe are as follows (in thousands, except percentages and per Boe amounts):

	Three Months Ended June 30,			Six Months Ended June 30,
	2022	2021	% Change	2022	2021	% Change
DD&A expense	$34,883	$16,857	107%	$51,907	$29,820	74%
DD&A expense per Boe	$17.43	$21.09	(17)%	$16.82	$23.38	(28)%

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

General and administrative expense and general and administrative expense per Boe as well as stock-based compensation expense are as follows (in thousands, except percentages and per Boe amounts):

	Three Months Ended June 30,			Six Months Ended June 30,
	2022	2021	% Change	2022	2021	% Change
General and administrative expense	$2,016	$1,617	25%	$3,956	$3,376	17%
General and administrative expense per Boe	$1.01	$2.02	(50)%	$1.28	$2.65	(52)%
Stock-based compensation expense	$14,579	$1,023	1,325%	$18,555	$1,989	833%

The increase in general and administrative expense for the three and six months ended June 30, 2022 is primarily as a result of adding new employees and increased salaries and benefits related to the growth of the Company. The decrease in the rate per Boe is the result of economies of scale and efficiencies gained as we bring additional wells on production due to our successful horizontal drilling program.

The increase in noncash stock-based compensation expense is primarily due to equity-based awards granted in May 2022 and late 2021.

Interest expense.

	Three Months Ended June 30,			Six Months Ended June 30,
	2022	2021	% Change	2022	2021	% Change
Interest expense on Senior Notes	$5,562	$—	100%	$8,375	$—	100%
Interest expense on Revolving Credit Facility	735	104	607%	1,637	129	1,169%
Amortization of discount	1,848	48	3,750%	2,741	77	3,460%
Amortization of debt issuance costs	1,137	—	100%	1,781	—	100%
	$9,282	$152	6,007%	$14,534	$206	6,955%

The increase in interest expense can be attributed to the fact that we have continued to increase our borrowings under our Revolving Credit Facility, and we issued $225.0 million of 10.00% senior unsecured notes in February 2022 in support of our current 6-rig drilling program.

Derivative gain (loss), net.

	Three Months Ended June 30,			Six Months Ended June 30,
	2022	2021	% Change	2022	2021	% Change
Noncash derivative gain (loss), net	$25,191	$(12,558)	(301%)	$(16,442)	$(12,558)	31%
Cash payments on settled derivative instruments, net	(37,082)	(1,038)	3,472%	(61,843)	(1,038)	5,858%
Derivative gain (loss), net	$(11,891)	$(13,596)	(13%)	$(78,285)	$(13,596)	476%

The Company primarily utilizes commodity swap contracts, collar contracts, collar contracts with short puts and basis swap contracts to (i) reduce the effect of price volatility on the commodities the Company produces and sells or consumes, (ii) adhere to hedging obligations related to the senior unsecured notes and the Revolving Credit Facility, (iii) support the Company’s annual capital budget and expenditure plans and (iv) reduce commodity price risk associated with certain capital projects. The Company may also, from time to time, utilize interest rate contracts to reduce the effect of interest rate volatility on the Company’s indebtedness. The above mark-to-market loss and cash settlements relate to crude oil and natural gas derivative swap contracts.

Income tax expense.

	Three Months Ended June 30,			Six Months Ended June 30,
	2022	2021	% Change	2022	2021	% Change
Income tax expense (benefit)	$24,072	$1,420	1,595%	$23,760	$2,535	837%
Effective income tax rate	23.7%	19.8%	20%	28.0%	19.5%	44%

The change in income tax expense during the three and six months ended June 30, 2022, compared with the same periods in 2021, was due to the Company realizing increased net income during the three and six months ended June 30, 2022 compared with the same periods in 2021.  The effective income tax rate differs from the statutory rate primarily due to a revision in the deferred tax asset related to certain stock-based compensation and permanent differences between GAAP income and taxable income. See Note 13 of Notes to Consolidated Financial Statements included in "Item 1. Condensed Consolidated Financial Statements (Unaudited)" for additional information.

Liquidity and Capital Resources

Liquidity. The Company's primary sources of short-term liquidity are (i) cash and cash equivalents, (ii) net cash provided by operating activities, (iii) unused borrowing capacity under its Revolving Credit Facility, (iv) on an opportunistic basis, issuances of debt or equity securities and (v) other sources, such as sales of nonstrategic assets. In February 2022, the Company entered into the Third Amendment to the Revolving Credit facility simultaneous with the issuance of $225.0 million of two year 10.00% senior unsecured notes (“2024 Notes”) whereby it, among other things, (i) reduced the borrowing base from $195.0 million to $138.8 million, (ii) modified the terms of the Credit Agreement to reduce the aggregate elected commitments from $195.0 million to $138.8 million, (iii) update the maturity date to a springing maturity date, which will cause the Credit Agreement to mature on October 1, 2023 if the Senior Notes are not retired by that date, (iv) allow the Company to redeem the Senior Notes with proceeds of a refinancing, with proceeds of an equity offering or with cash, in each case, subject to certain customary conditions and (v) replace the USD LIBOR rates with Term SOFR rates. In June 2022, simultaneous with the closing of one of the aforementioned acquisitions, the Company entered into the Fourth Amendment to the Revolving Credit Facility to, among other things, (i) increase (a) the aggregate elected commitments to $400.0 million, (b) the borrowing base to $400.0 million and (c) the maximum credit amount to $1.5 billion, (ii) increase the amount of excess cash that may be held to $75.0 million, (iii) modify the affirmative hedging requirement and (iv) increase the number of banks included in the syndicate at differing levels of commitments with Fifth Third remaining the administrative agent. As of June 30, 2022, the Company had $285.0 million in borrowings and approximately $111.1 million available to borrow under its Revolving Credit Facility. The Company also had unrestricted cash on hand of $22.4 million as of June 30, 2022.

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

2022 capital budget. The Company’s revised capital budget for 2022 after the announcement of the Hannathon acquisition is expected to be in the range of approximately $790 to $860 million for drilling, completion, facilities and equipping crude oil wells plus $35 to $40 million for field infrastructure buildout and other costs. The revised 2022 capital budget excludes acquisitions, asset retirement obligations, geological and geophysical general and administrative expenses and corporate facilities. HighPeak Energy expects to fund its forecasted capital expenditures with cash on its balance sheet, cash generated by operations, through borrowings under the Credit Agreement, proceeds from the issuance and sale of the 2024 Notes and, depending on market circumstances, potential future debt or equity offerings. The Company's capital expenditures for the six months ended June 30, 2022 were $403.2 million, excluding acquisitions.

The budget above assumes that the Company will operate six (6) drilling rigs and average approximately three (3) frac fleets for the remainder of 2022. However, there are many factors and consequences beyond the Company's control, such as policies of the Biden Administration, economic downturn or potential recession, geo-political risks and additional actions by businesses, OPEC and other cooperating countries, and governments in response to the COVID-19 pandemic, that may have an impact on the Company’s future results and drilling plans. Given the dynamic nature of this situation, the Company is maintaining flexibility in its capital plan and will continue to evaluate drilling and completion activity on an economic basis, with future activity levels assessed monthly.

Capital resources. Cash flows from operating, investing and financing activities are summarized below (in thousands).

	Six Months Ended June 30,
	2022	2021	Change	% Change
Net cash provided by operating activities	$148,186	$47,280	$100,906	213%
Net cash used in investing activities	$(549,145)	$(76,867)	$(472,278)	614%
Net cash provided by financing activities	$388,507	$22,877	$365,630	1,598%

Operating activities. The increase in net cash flow provided by operating activities for the six months ended June 30, 2022, compared with 2021, was primarily related to higher revenues associated with increased production volumes as a result of our successful horizontal drilling program and bolt-on acquisitions and increased realized prices.

Investing activities. The increase in net cash used in investing activities for the six months ended June 30, 2022, compared with 2021, was primarily due to increases in additions to crude oil and natural gas properties compared with the six months ended June 30, 2021, when the Company had only one rig running compared with an average of four rigs running during the six months ended June 30, 2022, and increases in cash crude oil and natural gas acquisition costs.

Financing activities. The Company's significant financing activities are as follows:

•

2022: The Company received $210.2 million in net proceeds from the issuance of the 2024 Notes, borrowed net $185.0 million on its Revolving Credit Facility and received $7.8 million from the exercise of 965,588 of the Company’s $11.50 warrants and $120,000 from the exercise of 12,000 of stock options by employees of the Company. These cash inflows were partially offset by the Company incurring $9.1 million of debt issuance costs primarily related to the 2024 Notes and the Fourth Amendment to the Revolving Credit Facility and $5.4 million in dividends and dividend equivalent payments.

•

2021: The Company borrowed $14.0 million on its Revolving Credit Facility, received $9.1 million from the exercise of 788,009 of the Company’s $11.50 warrants and $1.6 million from the exercise of 154,268 of stock options by employees of the Company. Partially offsetting these cash inflows was the Company incurring $1.8 million of debt issuance costs related to its Revolving Credit Facility.

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

The following table provides a reconciliation of our net income (GAAP) to EBITDAX (non-GAAP) for the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net income	$77,561	$5,743	$61,051	$10,487
Interest expense	9,282	152	14,534	206
Interest and other income	(2)	—	(252)	(1)
Income tax expense	24,072	1,420	23,760	2,535
Depletion, depreciation and amortization	34,883	16,857	51,907	29,820
Accretion of discount	66	37	120	72
Exploration and abandonment expense	184	463	393	654
Stock based compensation	14,579	1,023	18,555	1,989
Derivative-related noncash activity	(25,191)	12,558	16,442	12,558
Other expense	—	127	—	127
EBITDAX	$135,434	$38,380	$186,510	$58,447

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

There have been no material changes in our critical accounting policies and procedures during the six months ended June 30, 2022. See our disclosure of critical accounting policies in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 8. Financial Statements and Supplementary Data” of our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on March 7, 2022.

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

During the period from January 1, 2018 through June 30, 2022, the calendar month average NYMEX WTI crude oil price per Bbl ranged from a low of $16.70 to a high of $114.34, and the last trading day NYMEX natural gas price per MMBtu ranged from a low of $1.50 to a high of $8.91. Excluding derivatives, a $1.00 per barrel increase (decrease) in the weighted average crude oil price for the six months ended June 30, 2022 would have increased (decreased) the Company’s revenues by approximately $5.5 million on an annualized basis and a $0.10 per Mcf increase (decrease) in the weighted average natural gas price for the six months ended June 30, 2022 would have increased (decreased) the Company’s revenues by approximately $218,000 on an annualized basis.

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

The average forward prices based on June 30, 2022 market quotes were as follows:

	Remainder of 2022	Year Ending December 31, 2023
Average forward NYMEX crude oil price per Bbl	$97.28	$86.46
Average forward NYMEX natural gas price per MMBtu	$5.48	$4.70

The average forward prices based on August 4, 2022 market quotes were as follows:

	Remainder of 2022	Year Ending December 31, 2023
Average forward NYMEX crude oil price per Bbl	$86.07	$80.71
Average forward NYMEX natural gas price per MMBtu	$8.18	$5.62

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

Interest Rate Risk. The Company is subject to interest rate risk on its variable rate debt from our Revolving Credit Facility. The Company also has fixed rate debt but does not currently utilize derivative instruments to manage the economic effect of changes in interest rates. The impact of a 1% increase in interest ratees on our outstanding debt as of June 30, 2022 would have resulted in an annual increase in interest expense of approximately $2.9 million.

ITEM 4.     CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Exchange Act, HighPeak Energy has evaluated, under the supervision and with the participation of the Company’s management, including HighPeak Energy’s principal executive officer and principal financial officer, the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the fiscal period covered by this Quarterly Report. Based on that evaluation, HighPeak Energy’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were effective, as of the end of the period covered by this Quarterly Report, in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, including that such information is accumulated and communicated to the Company’s management, including the principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the three months ended June 30, 2022 that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

ITEM 1A.     RISK FACTORS

In addition to the information set forth in this Quarterly Report, the risks that are discussed in the Company’s Annual Report under the headings “Risk Factors,” “Business and Properties,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Quantitative and Qualitative Disclosures About Market Risk,” as supplemented by our Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, should be carefully considered, as such risks could materially affect the Company's business, financial condition or future results. Except as set forth below, there has been no material change in the Company's risk factors that were described in the Company’s Annual Report.

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

2.1#

Purchase and Sale Agreement, dated as of February 15, 2022, by and among HighPeak Energy, Inc., HighPeak Energy Assets, LLC, Alamo Borden County II, LLC, Alamo Borden County III, LLC and Alamo Borden County IV, LLC (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K (File No. 001-39464) filed with the SEC on June 23, 2022).

2.2#

Put/Call Agreement, dated as of February 15, 2022, by and among HighPeak Energy, Inc. HighPeak Energy Assets, LLC, Alamo Frac Holdings, LLC, Alamo Exploration and Production, LLC, Crocket Operating LLC, Alamo Borden County II, LLC, Alamo Borden County III, LLC, Alamo Borden County IV, LLC and the other parties signatory thereto (incorporated by reference to Exhibit 2.3 to the Company’s Current Report on Form 8-K (File No. 001-39464) filed with the SEC on June 23, 2022).

2.3#

Purchase and Sale Agreement, dated as of April 26, 2022, by and among HighPeak Energy, Inc., HighPeak Energy Assets, LLC, Hannathon Petroleum, LLC and other sellers party thereto (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K (File No. 001-39464) filed with the SEC on June 30, 2022).

2.4#

Purchase and Sale Agreement, dated as of June 3, 2022, by and among HighPeak Energy Assets, LLC and Alamo Borden County 1, LLC (incorporated by reference to Exhibit 2.2 to the Company’s Current Report on Form 8-K (File No. 001-39464) filed with the SEC on June 23, 2022).

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

4.5#

Registration Rights Agreement, dated as of June 27, 2022, by and among HighPeak Energy, Inc., Hannathon Petroleum, LLC, the parties listed as signatories hetero in their capacities as holders of Registrable Securities, and any Transferees thereof which hold Registrable Securities (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 001-39464) filed with the SEC on June 30, 2022).

10.1

Fourth Amendment to Credit Agreement, dated as of June 27, 2022, by and among HighPeak Energy, Inc., as Borrower, Fifth Third Bank, National Association, as administrative agent, and the Lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-39464) filed with the SEC on June 30, 2022).

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
#

Pursuant to Regulation S-K, Item 601(b)(2), the Exhibits and Schedules to the Purchase Agreement referenced in Exhibit 2.1, Exhibit 2.2, Exhibit 2.3, Exhibit 2.4 and Exhibit 4.5, respectively, above, have not been filed. The registrant agrees to furnish supplementally a copy of any omitted Exhibit or Schedule to the SEC upon request; provided, however, that the registrant may request confidential treatment of omitted items.

Further, certain portions of these exhibits have been omitted and include a prominent statement on the first page that certain identified information has been excluded from the exhibit because it is both (i) not material and (ii) is the type that the registrant treats as private or confidential as required by Item 601(b)(2)(ii) of Regulation S-K. Information that was omitted has been noted in the exhibit with a placeholder identified by the mark “[***]” to indicate where omissions have been made.

HIGHPEAK ENERGY, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned hereto duly authorized.

HIGHPEAK ENERGY, INC.

August 8, 2022	By:	/s/ Steven Tholen
Steven Tholen
Chief Financial Officer

August 8, 2022	By:	/s/ Keith Forbes
Keith Forbes
Vice President and Chief Accounting Officer