Form 10-Q
period 2022-09-30
HighPeak Energy, Inc.
filed 2022-11-14
CIK 1792849

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

or

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

Yes ☐     No ☒

As of November 10, 2022, there were 113,162,827 shares of common stock, par value $0.0001 per share, issued and outstanding.

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

•

“Credit Agreement” means the Company’s Credit Agreement, dated as of December 17, 2020, as amended from time to time, among HighPeak Energy, Inc., as Borrower, Wells Fargo Bank, National Association, as administrative agent, and the Lenders party thereto.

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

•

“Fifth Amendment” means the Fifth Amendment to Credit Agreement, dated as of October 14, 2022, by and among HighPeak Energy, Inc., as Borrower, Fifth Third Bank, National Association, as the existing administrative agent, Wells Fargo Bank, National Association, as the new administrative agent, the guarantors party thereto and the lenders party thereto.

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
•

“Hannathon Acquisition” means the recently completed acquisition of various crude oil and natural gas properties contiguous to the Company’s Signal Peak operating area in Howard County, Texas pursuant to that certain Purchase and Sale Agreement dated as of April 26, 2022, with Hannathon Petroleum, LLC and certain other third-party private sellers set forth therein.

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

•

“Resources” Quantities of crude oil and natural gas estimated to exist in naturally occurring accumulations. A portion of the resources may be estimated to be recoverable, and another portion may be considered unrecoverable. Resources include both discovered and undiscovered accumulations.

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

•	“Sixth Amendment” means the Sixth Amendment to Credit Agreement, dated as of October 31, 2022, by and among HighPeak Energy, Inc., as Borrower, Wells Fargo Bank, National Association, as administrative agent, the Guarantors party thereto and the Lenders party thereto.
•

“Spacing” The distance between wells producing from the same reservoir. Spacing is often expressed in terms of acres, e.g., 100-acre spacing, the distance between horizontal wellbores, e.g., 880-foot spacing or the number of wells per section, e.g., 6-well spacing. It is often established by regulatory agencies and/or the operator to optimize recovery of hydrocarbons.

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

Cautionary Statement Concerning Forward-Looking Statements

This Quarterly Report on Form 10-Q (this “Quarterly Report”) includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical facts included or incorporated by reference in this Report, including, without limitation, statements regarding the Company’s future financial position, business strategy, budgets, projected revenues, projected costs, and plans and objectives of management for future operations, are forward-looking statements. Such forward-looking statements are based on the beliefs of management, as well as assumptions made by, and information currently available to, the Company’s management. In addition, forward-looking statements generally can be identified by the use of forward-looking terminology such as “believes,” “plans,” “expects,” “anticipates,” “forecasts,” “intends,” “continue,” “may,” “will,” “could,” “should,” “future,” “potential,” “estimate” or the negative of such terms and similar expressions as they relate to the Company are intended to identify forward-looking statements, which are generally not historical in nature. The forward-looking statements are based on the Company’s current expectations, assumptions, estimates and projections about the Company and the industry in which the Company operates. Although the Company believes that the expectations and assumptions reflected in the forward-looking statements are reasonable as and when made, they involve risks and uncertainties that are difficult to predict and, in many cases, beyond the Company's control. In addition, the Company may be subject to currently unforeseen risks that may have a materially adverse effect on it. Accordingly, no assurances can be given that the actual events and results will not be materially different from the anticipated results described in the forward-looking statements. Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date hereof. The Company undertakes no duty to publicly update these statements except as required by law. Important factors that could cause actual results to differ materially from the Company’s expectations include, but are not limited to, the Company’s assumptions about:

●	the market prices of crude oil, NGL, natural gas and other products or services;
●	political instability or armed conflict in crude oil or natural gas producing regions, such as the ongoing war between Russia and Ukraine;
●	the supply and demand for crude oil, NGL, natural gas and other products or services;
●	the integration of acquisitions, including the Alamo Acquisitions and the Hannathon Acquisition;
●	the availability of capital resources;
●	production and reserve levels;
●	drilling risks;
●

the length, scope and severity of the ongoing coronavirus disease (“COVID-19”) pandemic, including the effects of related public health concerns and the impact of continued actions taken by governmental authorities and other third parties in response to the pandemic and its impact on commodity prices, supply and demand considerations, and storage capacity;

●	economic and competitive conditions;
●	capital expenditures and other contractual obligations, including obligations under the senior notes issued during 2022;
●	weather conditions;
●	inflation rates and the impacts of associated monetary policy responses, including increased interest rates and resulting pressures on economic growth;
●	the availability of goods and services and supply chain issues;
●	legislative, regulatory or policy changes;
●	cyber-attacks;
●	occurrence of property acquisitions or divestitures;
●	the securities or capital markets and related risks such as general credit, liquidity, market and interest-rate risks; and
●

other factors disclosed under “Part I, Items 1 and 2. Business and Properties,” “Part I, Item 1A. Risk Factors,” “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Part II, Item 7A. Quantitative and Qualitative Disclosures about Market Risk,” included in the Company’s Annual Report on Form 10-K filed on March 7, 2022 (“Annual Report”), as supplemented by our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2022 and June 30, 2022 and this Quarterly Report under “Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Part I, Item 3. Quantitative and Qualitative Disclosures about Market Risk,” and elsewhere in this Quarterly Report.

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

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

HighPeak Energy, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share data)

	September 30, 2022 (Unaudited)	December 31, 2021
ASSETS
Current Assets:
Cash and cash equivalents	$34,348	$34,869
Accounts receivable	83,201	39,378
Derivatives	17,261	2,199
Inventory	8,181	3,304
Prepaid expenses	5,686	7,154
Deposits	—	50
Total current assets	148,677	86,954
Crude oil and natural gas properties, using the successful efforts method of accounting:
Proved properties	1,903,134	699,701
Unproved properties	157,046	108,392
Accumulated depletion, depreciation and amortization	(176,799)	(82,478)
Total crude oil and natural gas properties, net	1,883,381	725,615
Other property and equipment, net	3,548	1,600
Other noncurrent assets	6,656	4,791
Total assets	$2,042,262	$818,960
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable - trade	$124,021	$38,144
Accrued liabilities	101,302	32,230
Revenues and royalties payable	12,806	7,502
Derivatives	11,071	13,591
Advances from joint interest owners	7,560	10,841
Other current liabilities	3,590	692
Total current liabilities	260,350	103,000
Noncurrent liabilities:
Long-term debt, net	561,756	97,929
Deferred income taxes	111,159	55,802
Asset retirement obligations	8,252	4,260
Derivatives	—	4,075
Other	—	831
Commitments and contingencies (Note 10)
Stockholders' equity:
Preferred stock, $0.0001 par value, 10,000,000 shares authorized, none issued and outstanding at September 30, 2022 and December 31, 2021	—	—
Common stock, $0.0001 par value, 600,000,000 shares authorized, 113,162,827 and 96,774,185 shares issued and outstanding at September 30, 2022 and December 31, 2021, respectively	11	10
Additional paid-in capital	1,004,778	617,489
Retained earnings (accumulated deficit)	95,956	(64,436)
Total stockholders' equity	1,100,745	553,063
Total liabilities and stockholders' equity	$2,042,262	$818,960

The accompanying notes are an integral part of these condensed consolidated financial statements.

HighPeak Energy, Inc.

Condensed Consolidated Statements of Operations

(in thousands, except per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Operating Revenues:
Crude oil sales	$189,441	$44,785	$467,305	$116,640
NGL and natural gas sales	14,673	2,687	30,466	4,819
Total operating revenues	204,114	47,472	497,771	121,459
Operating Costs and Expenses:
Crude oil and natural gas production	19,707	6,710	45,748	13,629
Production and ad valorem taxes	10,526	1,783	25,833	5,990
Exploration and abandonments	290	488	683	1,142
Depletion, depreciation and amortization	42,624	13,917	94,531	43,737
Accretion of discount	125	44	245	116
General and administrative	1,877	1,666	5,833	5,042
Stock-based compensation	10,655	905	29,210	2,894
Total operating costs and expenses	85,804	25,513	202,083	72,550
Income from operations	118,310	21,959	295,688	48,909
Interest and other income	1	—	253	1
Interest expense	(14,608)	(947)	(29,142)	(1,153)
Derivative gain (loss), net	35,798	(10,820)	(42,487)	(24,416)
Other expense	—	—	—	(127)
Income before income taxes	139,501	10,192	224,312	23,214
Income tax expense	31,597	2,145	55,357	4,680
Net income	$107,904	$8,047	$168,955	$18,534
Earnings per share:
Basic net income	$0.90	$0.07	$1.48	$0.18
Diluted net income	$0.85	$0.08	$1.40	$0.18

Weighted average shares outstanding:
Basic	108,681	92,676	102,614	92,648
Diluted	115,118	92,678	109,144	92,715

Dividends declared per share	$0.025	$0.125	$0.075	$0.125

The accompanying notes are an integral part of these condensed consolidated financial statements.

HighPeak Energy, Inc.

Condensed Consolidated Statements of Changes in Stockholders' Equity

(in thousands)

(Unaudited)

Three and Nine Months Ended September 30, 2022
	Shares Outstanding	Common Stock	Additional Paid-in- Capital	Retained Earnings (Accumulated Deficit)	Total Stockholders' Equity
Balance, December 31, 2021	96,774	$10	$617,489	$(64,436)	$553,063
Dividends declared ($0.025 per share)	—	—	—	(2,434)	(2,434)
Dividend equivalents declared on outstanding stock options ($0.025 per share)	—	—	—	(250)	(250)
Stock issued for acquisition	6,960	—	156,599	—	156,599
Stock issuance costs	—	—	(55)	—	(55)
Exercise of warrants	69	—	779	—	779
Stock-based compensation costs:
Shares issued upon options being exercised	8	—	75	—	75
Compensation costs included in net loss	—	—	2,614	—	2,614
Net loss	—	—	—	(16,510)	(16,510)
Balance, March 31, 2022	103,811	10	777,501	(83,630)	693,881
Dividends declared ($0.025 per share)	—	—	—	(2,630)	(2,630)
Dividend equivalents declared on outstanding stock options ($0.025 per share)	—	—	—	(249)	(249)
Stock issued for acquisitions	3,894	1	108,382	—	108,383
Stock issuance costs	—	—	(3)	—	(3)
Exercise of warrants	897	—	6,971	—	6,971
Stock-based compensation costs:
Shares issued upon options being exercised	4	—	45	—	45
Restricted shares issued to outside directors	21	—	—	—	—
Restricted shares issued to employees	600	—	—	—	—
Compensation costs included in net income	—	—	16,429	—	16,429
Net income	—	—	—	77,561	77,561
Balance, June 30, 2022	109,227	11	909,325	(8,948)	900,388
Dividends declared ($0.025 per share)	—	—	—	(2,730)	(2,730)
Dividend equivalents declared on outstanding stock options ($0.025 per share)	—	—	—	(270)	(270)
Stock issued in private placement	3,933	—	85,000	—	85,000
Stock issuance costs	—	—	(232)	—	(232)
Exercise of warrants	3	—	30	—	30
Stock-based compensation costs:
Shares issued upon options being exercised	—	—	—	—	—
Compensation costs included in net income	—	—	10,655	—	10,655
Net income	—	—	—	107,904	107,904
Balance, September 30, 2022	113,163	$11	$1,004,778	$95,956	$1,100,745

Three and Nine Months Ended September 30, 2021
	Shares Outstanding	Common Stock	Additional Paid-in- Capital	Accumulated Deficit	Total Stockholders’ Equity
Balance, December 31, 2020	91,968	$9	$581,426	$(107,209)	$474,226
Exercise of warrants	554	—	5,466	—	5,466
Stock-based compensation costs:
Shares issued upon options being exercised	154	—	1,574	—	1,574
Compensation costs included in net income	—	—	966	—	966
Net income	—	—	—	4,744	4,744
Balance, March 31, 2021	92,676	9	589,432	(102,465)	486,976
Stock-based compensation costs:
Restricted shares issued to outside directors	53	—	—	—	—
Compensation costs included in net income	—	—	1,023	—	1,023
Net income	—	—	—	5,743	5,743
Balance, June 30, 2021	92,729	9	590,455	(96,722)	493,742
Dividends declared ($0.125 per share)	—	—		(11,593)	(11,593)
Dividend equivalents declared on outstanding stock options ($0.125 per share)	—	—		(1,193)	(1,193)
Stock-based compensation costs:
Restricted shares issued to outside directors	15	—	—	—	—
Compensation costs included in net income	—	—	905	—	905
Net income	—	—	—	8,047	8,047
Balance, September 30, 2021	92,744	$9	$591,360	$(101,461)	$489,908

The accompanying notes are an integral part of these condensed consolidated financial statements.

HighPeak Energy, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$168,955	$18,534
Adjustments to reconcile net income to net cash provided by operations:
Exploration and abandonment expense	134	698
Depletion, depreciation and amortization expense	94,531	43,737
Accretion expense	245	116
Stock-based compensation expense	29,210	2,894
Amortization of debt issuance costs	3,261	259
Amortization of original issue discount on senior notes	4,609	—
Derivative-related activity	(21,656)	19,402
Deferred income taxes	55,357	4,680
Changes in operating assets and liabilities:
Accounts receivable	(43,822)	(16,168)
Prepaid expenses, inventory and other assets	(7,148)	(7,816)
Accounts payable, accrued liabilities and other current liabilities	19,130	21,401
Net cash provided by operating activities	302,806	87,737
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to crude oil and natural gas properties	(725,107)	(154,599)
Changes in working capital associated with crude oil and natural gas property additions	142,299	15,995
Acquisitions of crude oil and natural gas properties	(258,385)	(53,276)
Proceeds from sales of properties	—	3,234
Other property additions	(2,158)	(453)
Net cash used in investing activities	(843,351)	(189,099)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under revolving credit facility	450,000	95,000
Repayments under revolving credit facility	(195,000)	—
Proceeds from issuance of senior unsecured notes, net of discount	210,179	—
Proceeds from issuance of common stock in private placement	85,000	—
Debt issuance costs	(9,221)	(1,757)
Proceeds from exercises of warrants	7,780	5,466
Proceeds from subscription receivable from exercises of warrants	—	3,596
Proceeds from exercises of stock options	120	1,574
Dividends paid	(7,636)	(9,274)
Dividend equivalents paid	(908)	(829)
Stock issuance costs	(290)	—
Net cash provided by financing activities	540,024	93,776
Net decrease in cash and cash equivalents	(521)	(7,586)
Cash and cash equivalents, beginning of period	34,869	19,552
Cash and cash equivalents, end of period	$34,348	$11,966

Supplemental cash flow information:
Interest paid	$18,318	$752
Income taxes paid	$—	$—
Supplemental disclosure of non-cash transactions:
Stock issued for acquisition	$264,982	$—
Additions to asset retirement obligations	$3,748	$1,841

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

HighPeak Energy’s common stock and warrants are listed and traded on the Nasdaq Global Market (the "Nasdaq") under the ticker symbols “HPK” and “HPKEW,” respectively. The Company is an independent crude oil and natural gas exploration and production company that explores for, develops and produces crude oil, NGL and natural gas in the Permian Basin in West Texas, more specifically, the Midland Basin primarily in Howard and Borden Counties. Our acreage is composed of two core areas, Flat Top primarily in the northern portion of Howard County extending into southern Borden County and Signal Peak in the southern portion of Howard County.

NOTE 2. Basis of Presentation and Summary of Significant Accounting Policies

Presentation. In the opinion of management, the unaudited interim condensed consolidated financial statements of the Company as of September 30, 2022 and for the three and nine months ended September 30, 2022 and 2021 include all adjustments and accruals, consisting only of normal, recurring adjustments and accruals necessary for a fair presentation of the results for the interim periods in conformity with generally accepted accounting principles in the United States ("GAAP"). The operating results for the three and nine months ended September 30, 2022 are not indicative of results for a full year.

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

Accounts receivable. As of September 30, 2022 and December 31, 2021, the Company’s accounts receivables primarily consist of amounts due from the sale of crude oil, NGL and natural gas of $70.4 million and $29.0 million, respectively, and are based on estimates of sales volumes and realized prices the Company anticipates it will receive, $3.4 million and zero, respectively, of receivables related to electric power infrastructure installed throughout Flat Top by the Company that it will be reimbursed for, current U.S. federal income tax receivables of $3.2 million and $3.2 million, respectively, joint interest receivables of $3.3 million and $3.1 million, respectively, receivables related to settlements of derivative contracts of $2.9 million and $771,000, respectively, and receivables related to refunds from pipe suppliers of zero and $3.3 million, respectively. The Company’s share of crude oil, NGL and natural gas production is sold to various purchasers who must be prequalified under the Company’s credit risk policies and procedures. The Company’s credit risk related to collecting accounts receivables is mitigated by using credit and other financial criteria to evaluate the credit standing of the entity obligated to make payment on the accounts receivable, and where appropriate, the Company obtains assurances of payment, such as a guarantee by the parent company of the counterparty or other credit support. The Company routinely reviews outstanding balances and establishes allowances for bad debts equal to the estimable portions of accounts receivable for which failure to collect is considered probable. As of September 30, 2022 and December 31, 2021, the Company had no allowance for doubtful accounts.

Concentration of credit risk. The Company is subject to credit risk resulting from the concentration of its crude oil and natural gas receivables with significant purchasers. For the nine months ended September 30, 2022 and 2021, sales to the Company’s largest purchaser accounted for approximately 88% and 94%, respectively, of the Company’s total crude oil, NGL and natural gas sales revenues. The Company generally does not require collateral and does not believe the loss of this particular purchaser would materially impact its operating results, as crude oil and natural gas are fungible products with well-established markets and numerous purchasers in various regions.

Prepaid expenses. Prepaid expenses are comprised primarily of tubulars and proppant that the Company has prepaid the suppliers to guarantee their availability when needed for our current drilling program, prepaid drilling and completion costs on wells being drilled and completed by third party operators where we own a non-operated working interest, prepaid caliche that will be used on future locations and roads in our development areas, prepaid insurance costs, software maintenance costs and listing fees that will be amortized over the life of the policies and prepaid software maintenance fees that will be amortized over the life of the contracts. Prepaid expenses as of September 30, 2022 and December 31, 2021 is $5.7 million and $7.2 million, respectively.

Inventory. Inventory is comprised primarily of crude oil and natural gas drilling or repair items such as tubing, casing, pumps, vessels, operating supplies and ordinary maintenance materials and parts. The materials and supplies inventory are primarily acquired for use in future drilling or repair operations and is carried at the lower of cost or net realizable value, on a weighted average cost basis. Valuation allowances for materials and supplies inventories are recorded as reductions to the carrying values of the materials and supplies inventories in the Company’s consolidated balance sheet and as charges to other expense in the consolidated statements of operations. The Company’s materials and supplies inventory as of September 30, 2022 and December 31, 2021 is $8.2 million and $3.3 million, respectively, and the Company has not recognized any valuation allowance to date.

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

Proceeds from the sales of individual properties are credited to proved or unproved crude oil and natural gas properties, as the case may be, if doing so does not materially impact the depletion rate of an amortization base. Generally, no gain or loss is recorded until an entire amortization base is sold. However, gain or loss is recorded from the sale of less than an entire amortization base if the disposition is significant enough to materially impact the depletion rate of the remaining properties in the amortization base.

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

Other property and equipment, net. Other property and equipment are recorded at cost. The carrying values of other property and equipment, net of accumulated depreciation of $649,000 and $438,000 as of September 30, 2022 and December 31, 2021, respectively, are as follows (in thousands):

	September 30, 2022	December 31, 2021
Land	$2,139	$1,122
Transportation equipment	645	202
Buildings	547	—
Leasehold improvements	210	143
Field equipment	7	8
Information technology	—	125
Total other property and equipment, net	$3,548	$1,600

Other property and equipment are depreciated over its estimated useful life on a straight-line basis. Land is not depreciated. Transportation equipment is generally depreciated over five years, buildings are generally depreciated over forty years, field equipment is generally depreciated over seven years and information technology is generally depreciated over three years. Leasehold improvements are amortized over the lesser of their estimated useful lives or the underlying terms of the associated leases.

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

Aid-in-construction assets. As of September 30, 2022 and December 31, 2021, the Company has aid-in-construction assets totaling $6.2 million and $3.9 million, respectively, included in other noncurrent assets. The Company contracted with the natural gas gatherer and processor in its Flat Top area to expand its low-pressure natural gas gathering system to transport the Company’s natural gas to its processing facility which was contracted to be expanded during the third quarter of 2022 at an additional cost to the Company of $2.6 million. The Company agreed to incur the cost to construct the system in return for future payments based on gross system throughput, including any third-party natural gas that is potentially tied into the system in the future. Based on the Company’s current projections of its natural gas reserves in Flat Top, it is anticipated that the full amount will be paid back in less than four years. The contract calls for future aid-in-construction fundings if expansions of the system are necessary at the sole discretion of the Company.

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

Current liabilities. Current liabilities as of September 30, 2022 and December 31, 2021 totaled approximately $260.4 million and $103.0 million, respectively, including trade accounts payable, derivative liabilities, revenues and royalties payable, advances from joint interest owners and accruals for capital expenditures, operating and general and administrative expenses, interest expense, operating leases, dividends and dividend equivalents and other miscellaneous items.

Debt issuance costs and original issue discount. The Company has paid a total of $11.8 million in debt issuance costs, $9.2 million of which was incurred during the nine months ended September 30, 2022, related to the issuance of senior unsecured notes and amendments to its revolving credit facility. Amortization based on the straight-line method over the terms of the senior unsecured notes and the revolving credit facility which approximates the effective interest method was $3.3 million and $259,000 during the nine months ended September 30, 2022 and 2021, respectively. In addition, the company realized a $14.8 million discount on the issuance of its senior unsecured notes that is being amortized over the life of the notes which approximates the effective interest method and was $4.6 million and zero during the nine months ended September 30, 2022 and 2021, respectively. As of September 30, 2022 and December 31, 2021, the net debt issuance costs and discount are netted against the outstanding long-term debt on the accompanying balance sheets in accordance with GAAP.

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

The Company enters into contracts with purchasers to sell its crude oil and natural gas production. Revenue on these contracts is recognized in accordance with the five-step revenue recognition model prescribed in ASC 606. Specifically, revenue is recognized when the Company’s performance obligations under these contracts are satisfied, which generally occurs with the transfer of control of the crude oil and natural gas to the purchaser. Control is generally considered transferred when the following criteria are met: (i) transfer of physical custody, (ii) transfer of title, (iii) transfer of risk of loss and (iv) relinquishment of any repurchase rights or other similar rights. Given the nature of the products sold, revenue is recognized at a point in time based on the amount of consideration the Company expects to receive in accordance with the price specified in the contract. Consideration under the crude oil and natural gas marketing contracts is typically received from the purchaser one to two months after production. As of September 30, 2022 and December 31, 2021, the Company had receivables related to contracts with purchasers of approximately $70.4 million and $29.0 million, respectively.

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

The Company reviews its deferred tax assets for recoverability and establishes a valuation allowance based on projected future taxable income, applicable tax strategies and the expected timing of the reversals of existing temporary differences. A valuation allowance is provided when it is more likely than not (likelihood of greater than 50 percent) that some portion or all the deferred tax assets will not be realized. The Company had not established a valuation allowance as of September 30, 2022 and December 31, 2021.

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

NOTE 3. Acquisitions

Acquisitions. During the nine months ended September 30, 2022, the Company incurred a total of $523.4 million in acquisition costs to acquire various crude oil and natural gas properties contiguous to its Signal Peak and Flat Top operating areas primarily in Howard and Borden counties, consisting of approximately 42,855 net acres, including associated producing properties, water system infrastructure and in-field fluid gathering pipelines. Included in the acquisition costs is the issuance of 10,853,634 shares of HighPeak Energy common stock valued at $265.0 million on the respective closing dates. All the aforementioned acquisitions were accounted for as asset acquisitions as substantially all the gross assets acquired are concentrated in a group of similar identifiable assets. The consideration paid was allocated to the individual assets acquired and liabilities assumed based on their relative fair values. All transaction costs associated with the acquisitions were capitalized.

NOTE 4. Fair Value Measurements

The Company determines fair value based on the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Fair value measurements are based upon inputs that market participants use in pricing an asset or liability, which are characterized according to a hierarchy that prioritizes those inputs based on the degree to which they are observable. Observable inputs represent market data obtained from independent sources, whereas unobservable inputs reflect the company's own market assumptions, which are used if observable inputs are not reasonably available without undue cost and effort. The fair value input hierarchy level to which an asset or liability measurement in its entirety falls is determined based on the lowest level input that is significant to the measurement in its entirety.

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

Assets and liabilities measured at fair value on a recurring basis. Assets and liabilities measured at fair value on a recurring basis as of September 30, 2022 and December 31, 2021 are as follows (in thousands):

	As of September 30, 2022
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Commodity price derivatives	$—	$17,261	$—	$17,261
Liabilities:
Commodity price derivatives	—	11,071	—	11,071
Total recurring fair value measurements	$—	$6,190	$—	$6,190

	As of December 31, 2021
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Commodity price derivatives	$—	$2,199	$—	$2,199
Liabilities:
Commodity price derivatives – current	—	13,591	—	13,591
Commodity price derivatives – noncurrent	—	4,075	—	4,075
Total liabilities	—	17,666	—	17,666
Total recurring fair value measurements	$—	$(15,467)	$—	$(15,467)

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

Financial instruments not carried at fair value. Carrying values and fair values of financial instruments that are not carried at fair value in the consolidating balance sheets are as follows (in thousands):

	As of September 30, 2022		As of December 31, 2021
	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Cash and cash equivalents	$34,348	$34,348	$34,869	$34,869
Liabilities:
Long-term debt:
10.000% Senior Notes (a)	$225,000	$225,000	$—	$—

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

The following table summarizes the effect of derivatives on the Company’s consolidated statements of operations (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Noncash derivative gain (loss), net	$38,098	$(6,844)	$21,656	$(19,402)
Derivative settlements, net	(2,300)	(3,976)	(64,143)	(5,014)
Derivative gain (loss), net	$35,798	$(10,820)	$(42,487)	$(24,416)

Crude oil production derivatives. The Company sells its crude oil production at the lease and the sales contracts governing such crude oil production are tied directly to, or are correlated with, NYMEX WTI crude oil prices. As such, the Company uses NYMEX WTI derivative contracts to manage future crude oil price volatility.

The Company’s outstanding crude oil derivative contracts as of September 30, 2022 and the weighted average crude oil prices per barrel for those contracts are as follows:

		2023
	Remainder	First	Second	Third
	of 2022	Quarter	Quarter	Quarter	Total
Crude Oil Price Swaps - WTI:
Volume (MBbls)	1,072.8	900.0	546.0	276.0	1,722.0
Price per Bbl	$85.85	$73.67	$67.81	$72.30	$71.59

Natural gas production derivatives. The Company sells its natural gas production at the lease and the sales contracts governing such natural gas production are tied directly to, or are correlated with, NYMEX HH natural gas prices. As such, the Company uses NYMEX HH derivative contracts to manage future natural gas price volatility.

The Company’s outstanding natural gas derivative contracts as of September 30, 2022 and the weighted average natural gas prices per MMBtu for those contracts are as follows:

		2023
	Remainder	First
	Of 2022	Quarter	Total
Natural Gas Price Swaps - HH:
Volume (MMBtu)	460.0	450.0	450.0
Price per MMBtu	$9.00	$9.00	$9.00

The Company uses credit and other financial criteria to evaluate the credit standings of, and to select, counterparties to its derivative financial instruments. Although the Company does not obtain collateral or otherwise secure the fair value of its derivative financial instruments, associated credit risk is mitigated by the Company’s credit risk policies and procedures.

Net derivative assets (liabilities) associated with the Company’s open commodity derivatives by counterparty are as follows (in thousands):

As of September 30, 2022
Bank of America, National Association	$10,835
Citizens Bank, National Association	5,767
Fifth Third Bank, National Association	(10,412)
$6,190

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

The changes in capitalized exploratory well costs are as follows (in thousands):

Nine Months Ended September 30, 2022
Beginning capitalized exploratory well costs	$28,076
Additions to exploratory well costs	385,440
Reclassification to proved properties	(319,220)
Exploratory well costs charged to exploration and abandonment expense	—
Ending capitalized exploratory well costs	$94,296

All capitalized exploratory well costs have been capitalized for less than one year based on the date of drilling.

NOTE 7. Long-Term Debt

The components of long-term debt, including the effects of debt issuance costs, are as follows (in thousands):

	September 30, 2022	December 31, 2021
Revolving Credit Facility due 2024	$355,000	$100,000
10.000% Senior Notes due 2024	225,000	—
Discounts, net (a)	(10,212)	—
Debt issuance costs, net (b)	(8,032)	(2,071)
Total debt	561,756	97,929
Less current portion of long-term debt	—	—
Long-term debt, net	$561,756	$97,929

(a) Discounts as of September 30, 2022 and December 31, 2021 consisted of $14.8 million and zero, respectively, in discounts less accumulated amortization of $4.6 million and zero, respectively.

(b) Debt issuance costs as of September 30, 2022 and December 31, 2021 consisted of $11.8 million and $2.6 million, respectively, in costs less accumulated amortization of $3.8 million and $502,000, respectively.

Revolving Credit Facility. In December 2020, the Company entered into a Credit Agreement with Fifth Third Bank, National Association (“Fifth Third”) as the administrative agent and sole lender to establish a revolving credit facility (“Revolving Credit Facility”) that matures on June 17, 2024 (subject to a springing maturity date of October 1, 2023 if the 10.000% Senior Notes are outstanding on such date). The Revolving Credit Facility had an initial borrowing base of $40.0 million. However, the Company elected to reduce the aggregate elected commitments under the Revolving Credit Facility to $20.0 million. In June 2021, the Company entered into the First Amendment to, among other things, (i) complete the semi-annual borrowing base redetermination process which increased the borrowing base from $40.0 million to $125.0 million and (ii) modify the terms of the Credit Agreement to increase the aggregate elected commitments from $20.0 million to $125.0 million. A syndicate of banks joined the credit facility at differing levels of commitments with Fifth Third remaining the administrative agent. In October 2021, the Company entered into the Second Amendment to, among other things, (i) complete a semi-annual borrowing base redetermination process, which increased the borrowing base from $125.0 million to $195.0 million and (ii) modify the terms of the Credit Agreement to increase the aggregate elected commitments from $125.0 million to $195.0 million. In February 2022, the Company entered into the Third Amendment to, among other things, (i) reduce the borrowing base from $195.0 million to $138.8 million, (ii) modify the terms of the Credit Agreement to reduce the aggregate elected commitments from $195.0 million to $138.8 million, (iii) update the maturity date to a springing maturity date, which will cause the Credit Agreement to mature on October 1, 2023 if the 10.000% Senior Notes are not retired by that date, (iv) allow the Company to redeem the 10.000% Senior Notes with proceeds of a refinancing, with proceeds of an equity offering or with cash, in each case, subject to certain customary conditions and (v) replace the USD LIBOR rates with Term SOFR rates. In June 2022, simultaneous with the closing of one of the aforementioned acquisitions, the Company entered into the Fourth Amendment to the Revolving Credit Facility to, among other things, (i) increase (a) the aggregate elected commitments to $400.0 million, (b) the borrowing base to $400.0 million and (c) the maximum credit amount to $1.5 billion, (ii) increase the excess cash threshold to $75.0 million, (iii) modify the affirmative hedging requirement and (iv) increase the number of banks included in the syndicate at differing levels of commitments with Fifth Third remaining the administrative agent. In October 2022, the Company entered into the Fifth Amendment to the Revolving Credit Facility to, among other things, (i) increase the elected commitments to $525 million and the borrowing base to $550 million, (ii) require an additional borrowing base redetermination on or about December 1, 2022, (iii) modify the permitted dividends and distributions conditions such that minimum availability under the credit facility must be 25% percent (as opposed to 30% before giving effect to the Fifth Amendment) and (iv) appoint Wells Fargo Bank, National Association (“Wells Fargo”) as the new administrative agent to replace Fifth Third. In addition, in connection with the Fifth Amendment, to the extent the Company incurs any additional specified unsecured senior, senior subordinated or subordinated future indebtedness before June 30, 2023, the Company’s obligation to reduce the borrowing base by an amount equal to 25% of the principal amount of such additional future indebtedness shall be waived. In connection with the Fifth Amendment, the lenders waived two technical events of default existing with the Credit Agreement, as it existed prior to giving effect to the Fifth Amendment, related to entering into and maintaining certain minimum hedges as of the fiscal quarters ending June 30, 2022 and September 30, 2022 and complying with the required current ratio as of the fiscal quarter ending September 30, 2022. In October 2022, the Company entered into the Sixth Amendment to the Revolving Credit Facility to, among other things, (i) change the period to one hundred and twenty (120) days following the Maturity Date for which there can be no scheduled principal payments, mandatory redemption or maturity date for the 2024 Senior Notes (as defined in the Credit Agreement) and the Specified Senior Notes (as defined in the Credit Agreement), (ii) to clarify that the Specified Senior Notes are subject to the restriction on the voluntary redemption by the Company of certain specified additional debt, including the 2024 Senior Notes, (iii) to add a permitted lien basket in connection with the escrow account to be opened in connection with the Specified Senior Notes and (iv) provide for an exception for the restriction on mandatory redemptions of the Specified Senior Notes in connection with the special mandatory redemption provided for with respect to the Specified Senior Notes.

The borrowing capacity under the Revolving Credit Facility is equal to the lowest of (i) the borrowing base (which stands at $400.0 million as of September 30, 2022 increased to $550.0 million on October 14, 2022), (ii) the aggregate elected commitments (which stand at $400.0 million as of September 30, 2022 increased to $525.0 million on October 14, 2022) and (iii) $1.5 billion. As of September 30, 2022 and December 31, 2021, the Company had $355.0 million and $100.0 million, respectively, outstanding borrowings under the Revolving Credit Facility. Borrowings under the Revolving Credit Facility prior to February 2022 bore interest, at the option of the Company, based on (a) a rate per annum equal to the higher of (i) the prime rate announced from time to time by Fifth Third, (ii) the weighted average of the rates on overnight federal funds transactions with members of the Federal Reserve System during the last preceding business day plus 0.5 percent and (iii) the Adjusted LIBO Rate for one-month Interest Period, plus a margin (the “Applicable Margin”) which was determined by the Borrowing Base Utilization Percentage as defined in the Revolving Credit Facility or (b) the LIBO Rate for a one, three or six month Interest Period multiplied by the Statutory Reserve Rate. As of February 2022, borrowings under the Revolving Credit Facility bear interest at the option of the Company, based on (a) the prime rate announced from time to time by the administrative agent or (b) a rate equal to the higher of (i) zero percent per annum and (ii) SOFR relating to quotations for 1 or 3 months. Letters of credit outstanding under the Revolving Credit Facility are subject to a per annum fee, representing the Applicable Margin plus 0.125 percent. The Company also pays commitment fees on undrawn amounts under the Revolving Credit Facility equal to 0.50 percent. Borrowings under the Revolving Credit Facility are secured by a first lien security interest on substantially all assets of the Company and its restricted subsidiaries, including mortgages on the Company’s and its restricted subsidiaries’ crude oil and natural gas properties. The Revolving Credit Facility is scheduled to have the borrowing base redetermined on or about December 1, 2022 and semiannually in April and October thereafter. Additionally, the Company and Fifth Third (effective October 14, 2022, Wells Fargo) each have the option for a wild card evaluation between redeterminations.

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

10.000% Senior Notes. In February 2022, the Company issued $225.0 million aggregate principal amount of 10.000% senior unsecured notes that will mature on February 15, 2024 (“10.000% Senior Notes”). The Company received proceeds, net of $21.2 million of issuance costs and discounts, of $203.8 million. The net proceeds were used to pay down the balance of our Revolving Credit Facility to zero at closing and to fund our ongoing capital development program with subsequent draws on the Revolving Credit Facility. Interest on the 10.000% Senior Notes will be payable on August 15 and February 15 of each year.

10.625% Senior Notes. In November 2022, the Company issued $225.0 million aggregate principal amount of 10.625% senior unsecured notes that will mature on November 15, 2024 (“10.625% Senior Notes”). The Company received proceeds, net of approximately $25.0 million of issuance costs and discounts, of approximately $200.0 million. The net proceeds were used to reduce the outstanding balance of our Revolving Credit Facility at closing and for general corporate purposes. Interest on the 10.625% Senior Notes will be payable on May 15 and November 15 of each year.

The Revolving Credit Facility, 10.000% Senior Notes and 10.625% Senior Notes have hedging obligations that the Company adheres to.

NOTE 8. Asset Retirement Obligations

The Company’s asset retirement obligations primarily relate to the future plugging and abandonment of wells and related facilities. Market risk premiums associated with asset retirement obligations are estimated to represent a component of the Company’s credit-adjusted risk-free rate that is utilized in the calculations of asset retirement obligations.

Asset retirement obligations activity is as follows (in thousands):

Nine Months Ended September 30, 2022
Beginning asset retirement obligations	$4,260
Liabilities incurred from wells acquired	3,219
Liabilities incurred from new wells	528
Accretion of discount	245
Ending asset retirement obligations	$8,252

As of September 30, 2022 and December 31, 2021, all asset retirement obligations are considered noncurrent and classified as such in the accompanying consolidated balance sheets.

NOTE 9. Incentive Plans

401(k) Plan. The HighPeak Energy Employees, Inc 401(k) Plan (the “401(k) Plan”) is a defined contribution plan established under Section 401 of the Internal Revenue Code of 1986, as amended (the "Code"). All regular full-time and part-time employees of the Company are eligible to participate in the 401(k) Plan after three continuous months of employment with the Company. Participants may contribute up to 80 percent of their annual base salary into the 401(k) Plan. Matching contributions are made to the 401(k) Plan in cash by the Company in amounts equal to 100 percent of a participant’s contributions to the 401(k) Plan up to four percent of the participant’s annual base salary (the “Matching Contribution”). Each participant’s account is credited with the participant’s contributions, Matching Contributions and allocations of the 401(k) Plan’s earnings. Participants are fully vested in their account balances at their eligibility date. During the nine months ended September 30, 2022 and 2021, the Company contributed $210,000 and $167,000 to the 401(k) Plan, respectively.

Long-Term Incentive Plan. The Company’s Amended & Restated Long Term Incentive Plan (“LTIP”) provides for the grant of stock options, dividend equivalents, cash awards and substitute awards to officers and employees of the Company, as well as stock awards to directors and employees of the Company. The number of shares available for grant pursuant to awards under the LTIP as of September 30, 2022 are as follows:

September 30, 2022
Approved and authorized awards	14,340,039
Awards issued under plan	(13,769,191)
Awards available for future grant	570,848

Stock Options. Stock option awards were granted to employees on August 24, 2020, November 4, 2021, May 4, 2022 and August 15, 2022. Stock-based compensation expense related to the Company’s stock option awards for the nine months ended September 30, 2022 and 2021 was $17.7 million and $2.7 million, respectively, and as of September 30, 2022 and December 31, 2021 there was $1.5 million and $1.8 million, respectively, of unrecognized stock-based compensation expense related to unvested stock option awards. The unrecognized compensation expense will be recognized on a straight-line basis over the remaining vesting periods of the awards, which is a period of less than two years.

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

	Stock Options	Exercise Price	Remaining Term in Years	Intrinsic Value (in thousands)
Outstanding at December 31, 2020	9,705,495	$10.00	9.7	$57,942
Awards granted	442,500	$14.36
Exercised	(154,268)	$10.00
Forfeitures	(10,000)	$10.00
Outstanding at December 31, 2021	9,983,727	$10.19	8.7	$44,395
Awards granted	1,564,500	$25.07
Exercised	(12,000)	$10.00
Forfeitures	(18,999)	$18.66
Outstanding at September 30, 2022	11,517,228	$12.20	8.2	$115,484

Vested at December 31, 2021	8,551,070	$10.13	8.7	$38,556
Exercisable at December 31, 2021	8,551,070	$10.13	8.7	$38,556

Vested at September 30, 2022	11,218,914	$12.00	8.2	$114,169
Exercisable at September 30, 2022	11,218,914	$12.00	8.2	$114,169

Restricted Stock Issued to Employee Members of the Board. A total of 1,500,500 shares of restricted stock was approved by the board of directors to be granted to certain employee members of the board of the Company on November 4, 2021, which vest on the three-year anniversary of such grant assuming the employees remain in his or her position as of the anniversary date. Therefore, stock-based compensation expense of $5.4 million was recognized during the nine months ended September 30, 2022 and the remaining $15.0 million will be recognized over the remaining restricted period, which was based upon the closing price of the stock on the date of the restricted stock issuance. The board of directors also cancelled the previously issued equity-based liability bonuses and approved a total of 600,000 shares of restricted stock to be granted to certain employees of the Company on June 1, 2022, which vest on November 4, 2024, assuming the employees remain in his or her position as of that date and cancelled certain contractual equity-based bonuses to such employees. Therefore, stock-based compensation expense of $5.0 million was recognized during the nine months ended September 30, 2022, and the remaining $14.7 million will be recognized over the remaining restricted period, which was based upon the closing price of the stock on the date of the restricted stock issuance.

Stock Issued to Outside Directors. A total of 21,184 shares of restricted stock was approved by the board of directors to be granted to the outside directors of the Company on June 1, 2022, which will vest at the next annual meeting, assuming the board members maintain their positions on the board. Therefore, stock-based compensation expense of $244,000 was recognized during the nine months ended September 30, 2022 and the remaining $488,000 will be recognized between October 2022 and June 2023, which was based upon the closing price of the stock on the date of the restricted stock issuance. In addition, a total of 67,779 shares of restricted stock was approved by the board of directors to be granted to the outside directors of the Company on June 1, 2021, which vested in January 2022. Therefore, the remaining stock-based compensation expense of $284,000 was recognized during the nine months ended September 30, 2022, which was based upon the closing price of the stock on the date of the restricted stock issuance.

NOTE 10. Commitments and Contingencies

Leases. The Company follows ASC Topic 842, “Leases” to account for its operating and finance leases. Therefore, as of September 30, 2022 the Company had right-of-use assets totaling $444,000 included in other noncurrent assets and operating lease liabilities totaling $456,000, included in other current liabilities, and as of December 31, 2021 the Company had right-of-use assets totaling $852,000 included in other noncurrent assets and operating lease liabilities totaling $856,000, $513,000 of which are included in other current liabilities and $343,000 of which are included in other noncurrent liabilities on the accompanying consolidated balance sheets. The Company does not currently have any finance right-of-use leases. Maturities of the operating lease obligations are as follows (in thousands):

September 30, 2022
Remainder of 2022	$116
2023	349
Total lease payments	465
Less present value discount	(9)
Present value of lease liabilities	$456

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

Crude oil delivery commitments. In May 2021, the Company entered into a crude oil marketing contract with Lion as the purchaser and DKL Permian Gathering, LLC (“DKL”) as the gatherer and transporter. The contract includes the Company’s current and future crude oil production from the majority of its horizontal wells in Flat Top where DKL is constructing a crude oil gathering system and custody transfer meters to most of the Company’s central tank batteries. The contract contains a minimum volume commitment commencing October 2021 based on the gross barrels delivered at the Company’s central tank battery facilities and is 5,000 Bopd for the first year, 7,500 Bopd for the second year and 10,000 Bopd for the remaining eight years of the contract. However, the Company has the ability under the contract to cumulatively bank excess volumes delivered to offset future minimum volume commitments. For the period from October 1, 2021 to September 30, 2022, the Company has delivered approximately 19,000 Bopd under the contract. The remaining monetary commitment as of September 30, 2022, if the Company never delivers any additional volumes under the agreement, is approximately $20.7 million.

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

Also in June 2021, the Company entered into a contract with Oncor Electric Delivery Company, LLC (“Oncor”) to construct certain facilities to deliver electricity to the aforementioned substation. In conjunction with this contract, the Company issued a $1.9 million letter of credit to Oncor until such time as the Company’s load meets or exceeds 12 megawatts as measured during any fifteen (15) minute interval on or before May 20, 2023. This requirement was met subsequent to September 30, 2022 and the letter of credit is expected to be released during the fourth quarter of 2022 accordingly.

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

Sand commitments. The Company is party to an agreement whereby it has agreed to purchase at least 600,000 tons of sand over a two-year period beginning at the commencement date of the sand mine being operational, which was late in the second quarter of 2022. There are stipulations in the agreement that reduce this commitment should we experience a downturn in crude oil prices. However, generally if the Company never takes delivery of any additional sand under the agreement, the monetary commitment that remains as of September 30, 2022 is approximately $6.4 million.

NOTE 11. Related Party Transactions

Water Treatment. In September 2021, the Company entered into a contract with Pilot Exploration, Inc., (“Pilot”), whose President and CEO is an outside director of the Company, to deploy Pilot’s proprietary water treatment technology in the Company’s Flat Top area to treat up to 25,000 barrels of produced water per day such that it can be reused in the Company’s completion operations or sold to third parties for their completion operations. This contract was set to expire on March 1, 2022, however it was extended to July 1, 2022 based on the early results of the project. During the nine months ended September 30, 2022, the Company paid $2.0 million to Pilot for such services.

In May 2022, the Company entered into an agreement with Pilot to utilize Pilot’s proprietary water treatment technology in the Company’s Flat Top area to treat produced water such that it can be reused in the Company’s completion operations or sold to third parties for their completion operations. During the one-year term of the agreement, beginning on approximately November 1, 2022, the Company has agreed to a minimum volume commitment of 29.2 million barrels of produced water while maintaining the ability to bank excess produced water processed each month toward the minimum volume commitment. The monetary commitment, if the Company never delivers any produced water to be treated under the agreement, is approximately $6.0 million.

NOTE 12. Major Customers

Lion Oil Trading and Transportation, LLC (“Lion”) accounted for approximately 88% and 94% of the Company’s revenues during the nine months ended September 30, 2022 and 2021, respectively. Based on the current demand for crude oil and natural gas and the availability of other purchasers, management believes the loss of this major purchaser would not have a material adverse effect on our financial condition and results of operations because crude oil and natural gas are fungible products with well-established markets and numerous purchasers.

NOTE 13. Income Taxes

Enactment of the Inflation Reduction Act of 2022.  On August 16, 2022, President Biden signed into law the Inflation Reduction Act of 2022 (“IRA 2022”).  The IRA 2022, among other tax provisions, imposes a 15 percent corporate alternative minimum tax based on financial statement income, effective for tax years beginning after December 31, 2022.  The IRA 2022 also establishes a one percent excise tax on stock repurchases made by publicly traded U.S. corporations, effective for stock repurchases after December 31, 2022.  The IRA 2022 did not impact the Company’s current year tax provision or the Company’s consolidated financial statements.  The Company is evaluating the accounting and disclosure implications of the IRA 2022 on its future filings.

The Company’s income tax expense attributable to income from operations consisted of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Current income tax expense:
Federal	$—	$—	$—	$—
State	—	—	—	—
Total current income tax expense	—	—	—	—
Deferred income tax expense:
Federal	30,599	2,145	53,726	4,680
State	998	—	1,631	—
Deferred income tax expense	31,597	2,145	55,357	4,680
Total income tax expense	$31,597	$2,145	$55,357	$4,680

The reconciliation between the income tax expense computed by multiplying pre-tax income by the U.S. federal statutory rate and the reported amounts of income tax expense is as follows (in thousands, except rate):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Income tax expense at U.S. federal statutory rate	$29,295	$2,140	$47,106	$4,875
Limited tax benefit due to stock-based compensation	592	20	6,128	(61)
State deferred income taxes	999	—	1,723	—
Other, net	711	(15)	400	(134)
Income tax expense	$31,597	$2,145	$55,357	$4,680
Effective income tax rate	22.7%	21.0%	24.7%	20.2%

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities were as follows as of September 30, 2022 and December 31, 2021 (in thousands):

	September 30, 2022	December 31, 2021
Deferred tax assets:
Interest expense limitations	$6,120	$—
Net operating loss carryforwards	4,602	2,870
Stock-based compensation	3,612	4,373
Unrecognized derivative losses	—	3,248
Other	266	31
Deferred tax assets	14,600	10,522
Deferred tax liabilities:
Crude oil and natural gas properties, principally due to differences in basis and depreciation and the deduction of intangible drilling costs for tax purposes	(124,423)	(66,324)
Unrecognized derivative gains	(1,336)	—
Deferred tax liabilities	(125,759)	(66,324)
Net deferred tax liabilities	$(111,159)	$(55,802)

The effective income tax rate differs from the U.S. statutory rate of 21 percent primarily due to reversing a portion of its deferred tax asset related to stock-based compensation, deferred state income taxes and other permanent differences between GAAP income and taxable income.

As required by ASC Topic 740, “Income Taxes,” (“ASC 740”) the Company uses reasonable judgments and makes estimates and assumptions related to evaluating the probability of uncertain tax positions. The Company bases its estimates and assumptions on the potential liability related to an assessment of whether the income tax position will “more likely than not” be sustained in an income tax audit. Based on that analysis, the Company believes the Company has not taken any material uncertain tax positions, and therefore has not recorded an income tax liability related to uncertain tax positions. However, if actual results materially differ, the Company’s effective income tax rate and cash flows could be affected in the period of discovery or resolution. The Company also reviews the estimates and assumptions used in evaluating the probability of realizing the future benefits of the Company’s deferred tax assets and records a valuation allowance when the Company believes that a portion or all the deferred tax assets may not be realized. If the Company is unable to realize the expected future benefits of its deferred tax assets, the Company is required to provide a valuation allowance. The Company uses its history and experience, overall profitability, future management plans, tax planning strategies, and current economic information to evaluate the amount of valuation allowance to record. As of September 30, 2022 and December 31, 2021, the Company had not recorded a valuation allowance for deferred tax assets arising from its operations because the Company believed they met the “more likely than not” criteria as defined by the recognition and measurement provisions of ASC 740. The Company reversed a portion of its deferred tax asset related to stock-based compensation based on the assumption that the tax deduction will be subject to IRC Section 162(m) limits when the stock options are exercised and the restricted stock vests. IRC Section 162(m) limits compensation deductions to $1.0 million per year for certain Company executives. This resulted in a $3.4 million reduction in the deferred tax asset and reduced the amount of income tax benefit realized during the nine months ended September 30, 2022.

The Company is also subject to Texas Margin Tax. The Company realized no current Texas Margin Tax in the accompanying consolidated financial statements as we do not anticipate owing any Texas Margin Tax for 2022 or 2021. However, the Company has recognized a deferred Texas Margin Tax liability of $3.4 million and $1.8 million as of September 30, 2022 and December 31, 2021, respectively, in the accompanying consolidated financial statements.

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

The following table reconciles the Company’s earnings from operations and earnings attributable to common stockholders to the basic and diluted earnings used to determine the Company’s earnings per share amounts for the three and nine months ended September 30, 2022 and 2021 under the two-class method (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net income as reported	$107,904	$8,047	$168,955	$18,534
Participating basic earnings (a)	(10,282)	(1,193)	(16,718)	(1,669)
Basic earnings attributable to common stockholders	97,622	6,854	152,237	16,865
Reallocation of participating earnings	176	392	300	1
Diluted net income attributable to common stockholders	$97,798	$7,246	$152,537	$16,866

Basic weighted average shares outstanding	108,681	92,676	102,614	92,648
Dilutive warrants and unvested stock options	4,315	2	4,408	67
Dilutive unvested restricted stock	2,122	—	2,122	—
Diluted weighted average shares outstanding	115,118	92,678	109,144	92,715

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

NOTE 15. Stockholders’ Equity

Issuance of Common Stock. On March 25, 2022, June 21, 2022 and June 27, 2022, respectively, the Company issued 6,960,000, 371,517 and 3,522,117 shares of HighPeak Energy common stock related to the aforementioned crude oil and natural gas property acquisitions. On June 1, 2022, the Company issued 21,184 and 600,000 shares of restricted stock to outside directors and certain employees, respectively. On September 2, 2022, the Company closed an aggregate $85.0 million private placement of 3,933,376 newly issued shares of HighPeak Energy common stock at a price per share of $21.61 as determined by the 5-day volume weighted average closing price per share for the five days immediately prior to (and excluding) August 22, 2022. The initial closings occurred on August 22, 2022, with the final closings on September 2, 2022. The remaining 980,448 shares of HighPeak Energy common stock issued during the nine months ended September 30, 2022 were the result of warrants (968,448 shares) and stock options (12,000 shares) being exercised.

Dividends and dividend equivalents. In July 2022, the board of directors of the Company declared a quarterly dividend of $0.025 per share of common stock outstanding which resulted in a total of $2.7 million in dividends being paid on August 25, 2022. In addition, under the terms of the LTIP, the Company paid a dividend equivalent per share to all vested stock option holders of $263,000 in August 2022 and will accrue a dividend equivalent per share to all unvested stock option holders which is payable upon vesting of up to an additional $7,000, assuming no forfeitures. In addition, the Company will accrue an additional combined $53,000 in dividends on the restricted stock issued to directors, management directors and certain employees that will be payable upon vesting.

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

Outstanding Securities. At September 30, 2022 and December 31, 2021, the Company had 113,162,827 and 96,774,185 shares of common stock outstanding, respectively, and 8,287,472 and 9,500,166 warrants outstanding, respectively, with an exercise price of $11.50 per share that expire on August 21, 2025.

NOTE 16. Subsequent Events

Dividends and dividend equivalents. In October 2022, the board of directors of the Company declared a quarterly dividend of $0.025 per share of common stock outstanding which will result in a total of $2.8 million in dividends being paid on November 23, 2022. The Company received a waiver from the bank group in the Revolving Credit Facility at no cost to pay this dividend. In addition, under the terms of the LTIP, the Company will pay a dividend equivalent per share to all vested stock option holders of $280,000 in November 2022 and will accrue a dividend equivalent per share to all unvested stock option holders which is payable upon vesting of up to an additional $7,000, assuming no forfeitures. In addition, the Company will accrue an additional combined $53,000 in dividends on the restricted stock issued to directors, management directors and certain employees that will be payable upon vesting.

Revolving Credit Facility. In October 2022, the Company entered into the Fifth Amendment to the Revolving Credit Facility to, among other things, (i) increase the elected commitments to $525 million and the borrowing base to $550 million, (ii) require an additional borrowing base redetermination on or about December 1, 2022, (iii) modify the permitted dividends and distributions conditions such that minimum availability under the credit facility must be 25% percent (as opposed to 30% before giving effect to the Fifth Amendment) and (iv) appoint Wells Fargo Bank, National Association (“Wells Fargo”) as the new administrative agent to replace Fifth Third. In addition, in connection with the Fifth Amendment, to the extent the Company incurs any additional specified unsecured senior, senior subordinated or subordinated future indebtedness before June 30, 2023, the Company’s obligation to reduce the borrowing base by an amount equal to 25% of the principal amount of such additional future indebtedness shall be waived. In connection with the Fifth Amendment, the lenders waived two technical events of default existing with the Credit Agreement, as it existed prior to giving effect to the Fifth Amendment, related to entering into and maintaining certain minimum hedges as of the fiscal quarters ending June 30, 2022 and September 30, 2022 and complying with the required current ratio as of the fiscal quarter ending September 30, 2022.

In October 2022, the Company entered into the Sixth Amendment to the Revolving Credit Facility to, among other things, (i) change the period to one hundred and twenty (120) days following the Maturity Date for which there can be no scheduled principal payments, mandatory redemption or maturity date for the 2024 Senior Notes (as defined in the Credit Agreement) and the Specified Senior Notes (as defined in the Credit Agreement), (ii) to clarify that the Specified Senior Notes are subject to the restriction on the voluntary redemption by the Company of certain specified additional debt, including the 2024 Senior Notes, (iii) to add a permitted lien basket in connection with the escrow account to be opened in connection with the Specified Senior Notes and (iv) provide for an exception for the restriction on mandatory redemptions of the Specified Senior Notes in connection with the special mandatory redemption provided for with respect to the Specified Senior Notes.

Issuance of Senior Unsecured Notes. In November 2022, the Company completed a private placement of $225.0 million principal amount of 10.625% Senior Unsecured Notes due 2024 (the “10.625% Senior Notes”). Net proceeds after discounts and customary fees were approximately $200.0 million, that will be used to reduce the outstanding balance of the Revolving Credit Facility and for general corporate purposes. The 10.625% Senior Notes have not been registered under the Securities Act, or any state securities laws, and unless so registered, the securities may not be offered or sold in the United States except pursuant to an exemption from, or in a transaction not subject to, the registration requirements of the Securities Act and applicable state securities laws. The 10.625% Senior Notes are expected to be eligible for trading by qualified institutional buyers and accredited investors under Rule 144A under the Securities Act and persons outside the United States pursuant to Regulation S under the Securities Act.

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

Overview

HighPeak Energy, Inc., a Delaware corporation, was formed in October 2019. The Company’s assets are located primarily in Howard and Borden Counties, Texas, which lie within the northeastern part of the crude oil-rich Midland Basin. As of September 30, 2022, the assets consisted of two highly contiguous leasehold positions of approximately 124,011 gross (105,458 net) acres, approximately 53% of which were held by production, with an average working interest of 85%. Our acreage is composed of two core areas, Flat Top to the north and Signal Peak to the south. We operate approximately 98% of the net acreage across the Company’s assets and more than 90% of the net operated acreage provides for horizontal wells with lateral lengths of 10,000 feet or greater. For the nine months ended September 30, 2022, approximately 94% and 6% of sales volumes from the assets were attributable to liquids (both crude oil and NGL) and natural gas, respectively. As of September 30, 2022, HighPeak Energy was drilling with six (6) drilling rigs and was running three (3) frac fleets.

Acquisitions

During the nine months ended September 30, 2022, the Company incurred a total of $523.4 million in acquisition costs to acquire various crude oil and natural gas properties contiguous to its Signal Peak and Flat Top operating areas primarily in Howard and Borden counties, consisting of approximately 42,855 net acres and associated producing properties, water system infrastructure and in-field fluid gathering pipelines. Included in the acquisition costs is the issuance of 10,853,634 shares of HighPeak Energy common stock valued at $265.0 million on the respective closing dates. The acquisitions were accounted for as asset acquisitions and included approximately 31 gross (26.3 net) producing horizontal wells, 109 gross (87.8 net) producing vertical wells and six vertical salt-water disposal wells and related water system infrastructure as well as over 200 gross horizontal drilling locations targeting the Wolfcamp A, Wolfcamp D and Lower Spraberry formations.

Financial and Operating Performance

The Company's financial and operating performance for the three months ended September 30, 2022 included the following highlights:

•

Net income was $107.9 million ($0.85 per diluted share) for the three months ended September 30, 2022 compared with net income of $8.0 million for three months ended September 30, 2021. The primary components of the $99.9 million increase in net income include:

•

a $156.6 million increase in crude oil, NGL and natural gas revenues due to a 221% increase in daily sales volumes resulting from the Company’s successful horizontal drilling program and to a lesser extent, bolt-on acquisitions in addition to a 34% increase in average realized commodity prices per Boe, excluding the effects of derivatives; and

•

a $46.6 million increase in the Company's net derivative gain as a result of its crude oil and natural gas commodity contracts entered into and the decrease of crude oil and natural gas prices thereafter; partially offset by:

•	a $29.5 million increase in the Company’s income tax expense due to the net income realized during the three months ended September 30, 2022 compared with the three months ended September 30, 2021;

•

a $28.7 million increase in DD&A expense due to a 221% increase in daily sales volumes, partially offset by a 5% decrease in the DD&A rate from $18.52 to $17.65 per Boe, both as a result of increased proved reserves due to the Company’s successful horizontal drilling program and to a lesser extent, bolt-on acquisitions;

•

A $13.7 million increase in interest expense due to the issuance of two year 10.000% senior unsecured notes in February 2022 (“10.000% Senior Notes”), increased borrowings on the revolving credit facility and increased amortization of debt issuance costs and discounts;

•

A $13.0 million increase in lease operating expenses related primarily to the increased well count and production from the Company’s successful horizontal drilling program and to a lesser extent, bolt-on acquisitions;

•	a $9.8 million increase in the Company’s stock-based compensation expense primarily attributable to equity-based awards issued in August 2022; and

•

A $8.7 million increase in production and ad valorem taxes, primarily attributable to the 221% increase in daily sales volumes as a result of the Company’s successful horizontal drilling program and to a lesser extent, bolt-on acquisitions combined with 33% higher production taxes on a dollar per Boe basis due to higher overall realized prices of 34%, excluding the effects of derivatives.

•

During the three months ended September 30, 2022, average daily sales volumes totaled 26,247 Boe/d, compared with 8,168 Boe/d during the same period in 2021, an increase of 221% over the same period in 2021, due to the Company’s successful horizontal drilling program and to a lesser extent, bolt-on acquisitions.

•

Weighted average realized crude oil prices per Bbl, excluding the effects of derivatives, increased during the three months ended September 30, 2022 to $94.21, compared with $69.84 for the same period in 2021. Weighted average NGL prices per Bbl increased during the three months ended September 30, 2022 to $36.59, compared with $35.83 for the same period in 2021. Weighted average natural gas prices per Mcf increased to $7.73 during the three months ended September 30, 2022, compared with $3.69 during the same period in 2021.

•	Cash provided by operating activities totaled $158.3 million for the three months ended September 30, 2022, compared with $40.5 million for the three months ended September 30, 2021.

Recent Events

Acquisitions. During the nine months ended September 30, 2022, the Company incurred a total of $523.4 million in acquisition costs to acquire various crude oil and natural gas properties contiguous to its Signal Peak and Flat Top operating areas primarily in Howard and Borden counties, consisting of approximately 42,855 net acres, including associated producing properties, water system infrastructure and in-field fluid gathering pipelines. Included in the acquisition costs is the issuance of 10,853,634 shares of HighPeak Energy common stock valued at $265.0 million on the respective closing dates of the Alamo Acquisitions and the Hannathon Acquisition. The acquisitions were accounted for as asset acquisitions and included approximately 31 gross (26.3 net) producing horizontal wells, 109 gross (87.8 net) producing vertical wells and six vertical salt-water disposal wells and related water system infrastructure as well as over 200 gross horizontal drilling locations targeting the Wolfcamp A, Wolfcamp D and Lower Spraberry formations.

10.000% Senior Unsecured Notes. In February 2022, the Company issued $225.0 million of two-year 10.000% Senior Notes, netting proceeds of $210.2 million net of an originator discount. The proceeds were used to pay off the Revolving Credit Facility and to fund a portion of the Company’s 2022 capital program.

Revolving Credit Facility Amendment and Borrowing Base Increase. Simultaneous with the issuance of the 10.000% Senior Notes in February 2022, the Company entered into the Third Amendment to the Revolving Credit Facility to, among other things, (i) reduce the borrowing base from $195.0 million to $138.8 million and (ii) modify the terms of the Credit Agreement to reduce the aggregate elected commitments from $195.0 million to $138.8 million. In June 2022, simultaneous with the closing of the Hannathon Acquisition, the Company entered into the Fourth Amendment to the Revolving Credit Facility to, among other things, (i) increase (a) the aggregate elected commitments to $400.0 million, (b) the borrowing base to $400.0 million and (c) the maximum credit amount to $1.5 billion, (ii) increase the excess cash threshold to $75.0 million, (iii) modify the affirmative hedging requirement and (iv) increase the number of banks included in the syndicate at differing levels of commitments with Fifth Third remaining the administrative agent. In October 2022, the Company entered into the Fifth Amendment to the Revolving Credit Facility to, among other things, (i) increase the elected commitments to $525 million and the borrowing base to $550 million, (ii) require an additional borrowing base redetermination on or about December 1, 2022, (iii) modify the permitted dividends and distributions conditions such that minimum availability under the credit facility must be 25% percent (as opposed to 30% before giving effect to the Fifth Amendment) and (iv) appoint Wells Fargo Bank, National Association (“Wells Fargo”) as the new administrative agent to replace Fifth Third. In addition, in connection with the Fifth Amendment, to the extent the Company incurs any additional specified unsecured senior, senior subordinated or subordinated future indebtedness before June 30, 2023, the Company’s obligation to reduce the borrowing base by an amount equal to 25% of the principal amount of such additional future indebtedness shall be waived. In connection with the Fifth Amendment, the lenders waived two technical events of default existing with the Credit Agreement, as it existed prior to giving effect to the Fifth Amendment, related to entering into and maintaining certain minimum hedges as of the fiscal quarters ending June 30, 2022 and September 30, 2022 and complying with the required current ratio as of the fiscal quarter ending September 30, 2022. In October 2022, the Company entered into the Sixth Amendment to the Revolving Credit Facility to, among other things, (i) change the period to one hundred and twenty (120) days following the Maturity Date for which there can be no scheduled principal payments, mandatory redemption or maturity date for the 2024 Senior Notes (as defined in the Credit Agreement) and the Specified Senior Notes (as defined in the Credit Agreement), (ii) to clarify that the Specified Senior Notes are subject to the restriction on the voluntary redemption by the Company of certain specified additional debt, including the 2024 Senior Notes, (iii) to add a permitted lien basket in connection with the escrow account to be opened in connection with the Specified Senior Notes and (iv) provide for an exception for the restriction on mandatory redemptions of the Specified Senior Notes in connection with the special mandatory redemption provided for with respect to the Specified Senior Notes.

10.625% Senior Unsecured Notes. In November 2022, the Company issued $225.0 million of two-year 10.625% senior unsecured notes (“10.625% Senior Notes”), netting proceeds of approximately $200.0 million net of an originator discount and customary fees. The proceeds were used to reduce the outstanding balance of the Revolving Credit Facility and for general corporate purposes.

Dividends and dividend equivalents. In January 2022, April 2022 and July 2022, the board of directors of the Company approved a quarterly dividend of $0.025 per share of common stock outstanding which resulted in a total of $2.4 million, $2.6 million and $2.7 million in dividends being paid on February 25, 2022, May 25, 2022 and August 25, 2022, respectively. In addition, under the terms of the LTIP, the Company paid a dividend equivalent per share to all vested stock option holders and accrued a dividend equivalent per share to all unvested stock option holders payable upon vesting, which equates to a total payment of $214,000 in February and May 2022 and $480,000 in August 2022 and up to an additional $7,000 in each of November 2022 and 2023 and $1,000 in each of May 2022 and 2023, assuming no forfeitures. In addition, the Company accrued an additional combined $158,000 in dividends on the restricted stock issued to management directors and certain employees of the Company that will be payable upon vesting in November 2024.

Issuance of Common Stock. During the nine months ended September 30, 2022, the Company issued 10,853,634 shares of HighPeak Energy common stock related to the aforementioned crude oil and natural gas property acquisitions. On June 1, 2022, the Company issued 21,184 and 600,000 shares of restricted stock to outside directors and employees, respectively. On September 2, 2022, the Company closed an aggregate $85.0 million private placement of 3,933,376 newly issued shares of HighPeak Energy common stock at a price per share of $21.61 as determined by the 5-day volume weighted average closing price per share for the five days immediately prior to (and excluding) August 22, 2022. The initial closings occurred on August 22, 2022, with the final closings on September 2, 2022. The remaining 980,448 shares of HighPeak Energy common stock issued during the nine months ended September 30, 2022 were the result of warrants (968,448 shares) and stock options (12,000 shares) being exercised.

Crude Oil and Natural Gas Industry Considerations

The COVID-19 pandemic resulted in a severe worldwide economic downturn, significantly disrupting the demand for crude oil throughout the world, and created significant volatility, uncertainty and turmoil in the crude oil and natural gas industry. The decrease in demand for crude oil, combined with excess supply of crude oil and related products, resulted in crude oil prices declining significantly beginning in late February 2020. Since mid-2020, crude oil prices have improved, with demand steadily increasing despite the uncertainties surrounding the COVID-19 variants that have continued to inhibit a full global demand recovery. In addition, worldwide crude oil inventories are, from a historical perspective, very low and concerns exist with the ability of OPEC and other crude oil producing nations to meet forecasted crude oil demand growth in 2023, with many OPEC countries not able to produce at their OPEC agreed upon quota levels due to their lack of capital investments over the past few years in developing incremental crude oil supplies. Furthermore, sanctions and import bans on Russia have been implemented by various countries in response to the war in Ukraine, further impacting global crude oil supply. As a result of crude oil and natural gas supply constraints, there have been significant increases in European energy costs, which have resulted in inflationary pressures throughout Europe, increasing prospects of recession in many countries throughout the continent. During October 2022, OPEC announced a 2 million Bopd production cut starting in November 2022 related to these concerns and the uncertainty surrounding the global economy and future crude oil demand. However, as a result of current global supply and demand imbalances, crude oil and natural gas prices remain strong with average NYMEX crude oil and NYMEX natural gas prices for the three months ended September 30, 2022 being $91.56 per Bbl and $8.20 per Mcf, respectively, as compared to $70.56 per Bbl and $4.02 per Mcf, respectively, for the same period in 2021. In addition, the ongoing pandemic, combined with the Russia/Ukraine conflict, has resulted in global supply chain disruptions, which has led to significant cost inflation. Specifically, the Company's 2022 capital program is being impacted by higher-than-expected inflation in steel, diesel and chemical prices, among other items.

Global crude oil price levels and inflationary pressures will ultimately depend on various factors that are beyond the Company's control, such as (i) the effectiveness of responses to combat the COVID-19 virus and their impact on domestic and worldwide demand, (ii) the ability of OPEC and other crude oil producing nations to manage the global crude oil supply, (iii) the impact of sanctions and import bans on production from Russia, (iv) the timing and supply impact of any Iranian or Venezuelan sanction relief on their ability to export crude oil, (v) additional actions by businesses and governments in response to the pandemic, (vi) the global supply chain constraints associated with manufacturing and distribution delays, (vii) oilfield service demand and cost inflation, (viii) political stability of crude oil consuming countries and (ix) increasing expectations that the world may be heading into a global recession. The Company continues to assess and monitor the impact of these factors and consequences on the Company and its operations.

Derivative Financial Instruments

Derivative financial instrument exposure. As of September 30, 2022, the Company was a party to the following open derivative financial instruments.

		2023
	Remainder	First	Second	Third
	of 2022	Quarter	Quarter	Quarter	Total
Crude Oil Price Swaps - WTI:
Volume (MBbls)	1,072.8	900.0	546.0	276.0	1,722.0
Price per Bbl	$85.85	$73.67	$67.81	$72.30	$71.57
Natural Gas Price Swaps - HH:
Volume (MMBtu)	460.0	450.0	—	—	450.0
Price per MMBtu	$9.00	$9.00	$—	$—	$9.00

The estimated fair value of the outstanding open derivative financial instruments as of September 30, 2022 was a net asset of $6.2 million which is included in current assets and liabilities on the Company’s balance sheet as of September 30, 2022. During the nine months ended September 30, 2022, the Company recognized a net derivative loss of $42.5 million, including a $21.6 million mark-to-market gain plus $64.1 million related to monthly settlements.

Operations and Drilling Highlights

Average daily crude oil, NGL and natural gas sales volumes are as follows:

Nine Months Ended September 30, 2022
Crude Oil (Bbls)	16,964
NGL (Bbls)	1,894
Natural Gas (Mcf)	7,755
Total (Boe)	20,150

The Company's liquids production was 94 percent of total production on a Boe basis for the nine months ended September 30, 2022.

Costs incurred are as follows (in thousands):

Nine Months Ended September 30, 2022
Unproved property acquisition costs	$170,712
Proved acquisition costs	352,654
Total acquisitions	523,366
Development costs	385,569
Exploration costs	339,532
Total finding and development costs	1,248,467
Asset retirement obligations	3,754
Total costs incurred	$1,252,221

The following table sets forth the total number of horizontal producing wells drilled and completed during the nine months ended September 30, 2022:

	Drilled		Completed
	Gross	Net	Gross	Net
Flat Top area	71	58.7	59	51.9
Signal Peak area	17	16.9	13	12.9
Total	88	75.6	72	64.8

The Company was running six (6) drilling rigs as of September 30, 2022 and three (3) frac fleets. We plan to run six (6) drilling rigs and average approximately three (3) frac fleets for the remainder of the year. However, the scope, duration and magnitude of the direct and indirect effects of the COVID-19 pandemic and the war between Russia and Ukraine are continuing to evolve and in ways that are difficult or impossible to anticipate. Given the dynamic nature of this situation, the Company is maintaining flexibility in its capital plan and will continue to evaluate drilling and completion activity on an economic basis, with future activity levels assessed monthly.

During the nine months ended September 30, 2022, the Company successfully completed and placed on production fifty-eight (58) gross horizontal wells in the Flat Top area and nine (9) gross horizontal wells in the Signal Peak area. The Company had forty-five (45) wells that had been drilled and were in various stages of completion as of September 30, 2022, thirty-five (35) of which are in the Flat Top area, including one (1) salt-water disposal well, and ten (10) of which are in the Signal Peak area. As of September 30, 2022, the Company was in the process of drilling eight (8) horizontal wells in the Flat Top area and three (3) horizontal wells and one (1) salt-water disposal well in the Signal Peak area.

Results of Operations

Three and Nine Months Ended September 30, 2022

Crude Oil, NGL and natural gas revenues.

Average daily sales volumes are as follows:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2022	2021	% Change	2022	2021	% Change
Crude oil (Bbls)	21,857	6,970	214%	16,964	6,560	159%
NGL (Bbls)	2,530	673	276%	1,894	491	286%
Natural gas (Mcf)	11,162	3,147	255%	7,755	2,235	247%
Total (Boe)	26,247	8,168	221%	20,150	7,424	171%

The increase in average daily Boe sales volumes for the three and nine months ended September 30, 2022, compared with the same periods in 2021 was due to the Company's successful horizontal drilling program and to a lesser extent, bolt-on acquisitions.

The crude oil, NGL and natural gas prices that the Company reports are based on the market prices received for each commodity. The weighted average realized prices, excluding the effects of derivatives, are as follows:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2022	2021	% Change	2022	2021	% Change
Crude oil per Bbl	$94.21	$69.84	35%	$100.91	$65.13	55%
NGL per Bbl	$36.59	$35.83	2%	$41.23	$31.16	32%
Natural gas per Mcf	$7.73	$3.69	109%	$6.47	$3.09	109%
Total per Boe	$84.53	$63.18	34%	$90.49	$59.93	51%

Crude Oil and natural gas production costs.

Crude oil and natural gas production costs in total and per Boe are as follows (in thousands, except percentages and per Boe amounts):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2022	2021	% Change	2022	2021	% Change
Crude oil and natural gas production costs	$19,708	$6,710	194%	$45,749	$13,629	236%
Crude oil and natural gas production costs per Boe	$8.16	$8.93	(9)%	$8.32	$6.72	24%

The increase in crude oil and natural gas production costs can primarily be attributed to the Company's successful horizontal drilling program bringing on a significant number of newly completed producing wells, additional rentals and fuel for power generation and bolt-on acquisitions. The increase in crude oil and natural gas production costs per Boe can be attributed to temporarily shutting in a considerable amount of production periodically for offset completion operations. However, operating expenses were not affected as significantly by the shut-ins as were the production volumes. We anticipate this increase in operating costs per Boe to reverse beginning in the fourth quarter of 2022.  Significant drivers to this decrease are associated with connecting wells and central tank batteries to the electrical grid and removing rental power generators as well as increasing our daily production volumes.

Production and ad valorem taxes.

Production and ad valorem taxes are as follows (in thousands, except percentages):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2022	2021	% Change	2022	2021	% Change
Production and ad valorem taxes	$10,526	$1,783	490%	$25,833	$5,990	331%

In general, production taxes and ad valorem taxes are directly related to commodity sales volumes and price changes; however, Texas ad valorem taxes are based upon an asset valuation assessed by the state as of January 1 of that particular year based on prior year commodity prices, whereas production taxes are based upon current year sales revenues at current commodity prices.

Production and ad valorem taxes per Boe are as follows:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2022	2021	% Change	2022	2021	% Change
Production taxes per Boe	$4.08	$3.06	33%	$4.35	$2.85	53%
Ad valorem taxes per Boe	$0.28	$(0.66)	n/m	$0.35	$0.11	218%

The increase in production taxes per Boe for the three and nine months ended September 30, 2022, compared with the same periods in 2021, was primarily due to the 34% and 51% increase in realized prices, respectively. The increase in ad valorem taxes per Boe for the nine months ended September 30, 2022, compared with the same period in 2021, was primarily related to the increased prices in 2021 compared to 2020 which is what the valuation is based on for 2022 ad valorem taxes in addition to new wells that came online during 2021. Ad valorem taxes in Texas are based on valuations as of January 1 of a given year based on pricing data for the previous year. Therefore, a well does not incur any ad valorem taxes until the year following when it came on production.  Negative ad valorem taxes during the three months ended September 30, 2021 were attributed to an over accrual for the first six months of 2021 that was realized during the third quarter of 2021.

Exploration and abandonments expense.

Exploration and abandonment expense details are as follows (in thousands, except percentages):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2022	2021	% Change	2022	2021	% Change
Geologic and geophysical personnel costs	$188	$159	18%	$549	$444	24%
Geologic and geophysical data costs	102	143	(29)%	137	463	(70)%
Plugging and abandonment expense	—	—	0%	(2)	—	(100)%
Abandoned leasehold costs	—	186	(100)%	(1)	235	(100)%
Exploration and abandonments expense	$290	$488	(41)%	$683	$1,142	(40)%

DD&A expense.

DD&A expense and DD&A expense per Boe are as follows (in thousands, except percentages and per Boe amounts):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2022	2021	% Change	2022	2021	% Change
DD&A expense	$42,624	$13,917	206%	$94,531	$43,737	116%
DD&A expense per Boe	$17.65	$18.52	(5)%	$17.18	$21.58	(20)%

The increase in DD&A is primarily due to the increased production associated with our successful horizontal drilling program and to a lesser extent, bolt-on acquisitions and the decrease in rate can be attributed to the same.

General and administrative expense.

General and administrative expense and general and administrative expense per Boe as well as stock-based compensation expense are as follows (in thousands, except percentages and per Boe amounts):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2022	2021	% Change	2022	2021	% Change
General and administrative expense	$1,877	$1,666	13%	$5,833	$5,042	16%
General and administrative expense per Boe	$0.78	$2.22	(65)%	$1.06	$2.49	(57)%
Stock-based compensation expense	$10,655	$905	1,077%	$29,210	$2,894	909%

The increase in general and administrative expense for the three and nine months ended September 30, 2022 is primarily as a result of adding new employees and increased salaries and benefits related to the growth of the Company. The decrease in the rate per Boe is the result of economies of scale and efficiencies gained as we bring additional wells on production due to our successful horizontal drilling program and to a lesser extent, bolt-on acquisitions.

The increase in noncash stock-based compensation expense is primarily due to equity-based awards granted in May and August 2022 and late 2021.

Interest expense.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2022	2021	% Change	2022	2021	% Change
Interest expense on Senior Notes	$5,625	$—	100%	$14,000	$—	100%
Interest expense on Revolving Credit Facility	5,635	765	637%	7,272	894	713%
Amortization of discount	1,868	182	926%	4,609	259	1,680%
Amortization of debt issuance costs	1,480	—	100%	3,261	—	100%
	$14,608	$947	1,443%	$29,142	$1,153	2,427%

The increase in interest expense can be attributed to the fact that we have continued to increase our borrowings under our Revolving Credit Facility, and we issued $225.0 million of 10.000% Senior Notes in February 2022 in support of our current six-rig drilling program.

Derivative gain (loss), net.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2022	2021	% Change	2022	2021	% Change
Noncash derivative gain (loss), net	$38,098	$(6,844)	n/m	$21,656	$(19,402)	n/m
Cash payments on settled derivative instruments, net	(2,300)	(3,976)	42%	(64,143)	(5,014)	(1,179)%
Derivative gain (loss), net	$35,798	$(10,820)	n/m	$(42,487)	$(24,416)	(74)%

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

Income tax expense.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2022	2021	% Change	2022	2021	% Change
Income tax expense (benefit)	$31,597	$2,145	1,373%	$55,357	$4,680	1,083%
Effective income tax rate	22.7%	21.0%	8%	24.7%	20.2%	22%

The change in income tax expense during the three and nine months ended September 30, 2022, compared with the same periods in 2021, was due to the Company realizing increased net income during the three and nine months ended September 30, 2022 compared with the same periods in 2021.  The effective income tax rate differs from the statutory rate primarily due to a revision in the deferred tax asset related to certain stock-based compensation and permanent differences between GAAP income and taxable income. See Note 13 of Notes to Consolidated Financial Statements included in "Item 1. Condensed Consolidated Financial Statements (Unaudited)" for additional information.

Liquidity and Capital Resources

Liquidity. The Company's primary sources of short-term liquidity are (i) cash and cash equivalents, (ii) net cash provided by operating activities, (iii) unused borrowing capacity under its Revolving Credit Facility, (iv) on an opportunistic basis, issuances of debt or equity securities and (v) other sources, such as sales of nonstrategic assets. In February 2022, the Company entered into the Third Amendment to the Revolving Credit facility simultaneous with the issuance of $225.0 million of two year 10.000% Senior Notes whereby it, among other things, (i) reduced the borrowing base from $195.0 million to $138.8 million, (ii) modified the terms of the Credit Agreement to reduce the aggregate elected commitments from $195.0 million to $138.8 million, (iii) update the maturity date to a springing maturity date, which will cause the Credit Agreement to mature on October 1, 2023 if the 10.000% Senior Notes are not retired by that date, (iv) allow the Company to redeem the 10.000% Senior Notes with proceeds of a refinancing, with proceeds of an equity offering or with cash, in each case, subject to certain customary conditions and (v) replace the USD LIBOR rates with Term SOFR rates. In June 2022, simultaneous with the closing of one of the aforementioned acquisitions, the Company entered into the Fourth Amendment to the Revolving Credit Facility to, among other things, (i) increase (a) the aggregate elected commitments to $400.0 million, (b) the borrowing base to $400.0 million and (c) the maximum credit amount to $1.5 billion, (ii) increase the amount of excess cash that may be held to $75.0 million, (iii) modify the affirmative hedging requirement and (iv) increase the number of banks included in the syndicate at differing levels of commitments with Fifth Third remaining the administrative agent. In October 2022, the Company entered into the Fifth Amendment to the Revolving Credit Facility to, among other things, (i) increase the elected commitments to $525 million and the borrowing base to $550 million, (ii) require an additional borrowing base redetermination on or about December 1, 2022, (iii) modify the permitted dividends and distributions conditions such that minimum availability under the credit facility must be 25% percent (as opposed to 30% before giving effect to the Fifth Amendment) and (iv) appoint Wells Fargo Bank, National Association (“Wells Fargo”) as the new administrative agent to replace Fifth Third. In addition, in connection with the Fifth Amendment, to the extent the Company incurs any additional specified unsecured senior, senior subordinated or subordinated future indebtedness before June 30, 2023, the Company’s obligation to reduce the borrowing base by an amount equal to 25% of the principal amount of such additional future indebtedness shall be waived. In connection with the Fifth Amendment, the lenders waived two technical events of default existing with the Credit Agreement, as it existed prior to giving effect to the Fifth Amendment, related to entering into and maintaining certain minimum hedges as of the fiscal quarters ending June 30, 2022 and September 30, 2022 and complying with the required current ratio as of the fiscal quarter ending September 30, 2022. In October 2022, the Company entered into the Sixth Amendment to the Revolving Credit Facility to, among other things, (i) change the period to one hundred and twenty (120) days following the Maturity Date for which there can be no scheduled principal payments, mandatory redemption or maturity date for the 2024 Senior Notes (as defined in the Credit Agreement) and the Specified Senior Notes (as defined in the Credit Agreement), (ii) to clarify that the Specified Senior Notes are subject to the restriction on the voluntary redemption by the Company of certain specified additional debt, including the 2024 Senior Notes, (iii) to add a permitted lien basket in connection with the escrow account to be opened in connection with the Specified Senior Notes and (iv) provide for an exception for the restriction on mandatory redemptions of the Specified Senior Notes in connection with the special mandatory redemption provided for with respect to the Specified Senior Notes. As of September 30, 2022, the Company had $355.0 million in borrowings and approximately $41.1 million available to borrow under its Revolving Credit Facility. The Company also had unrestricted cash on hand of $34.3 million as of September 30, 2022.

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

Fourth Quarter 2022 capital budget. The Company’s capital budget for the fourth quarter of 2022 is expected to be in the range of approximately $285 to $295 million for drilling, completion, facilities and equipping crude oil wells and field infrastructure buildout and other costs.  The increase in budgeted expenditures for 2022 overall can be attributed primarily to inflationary impacts related to steel, diesel, chemical prices and other items. The revised fourth quarter 2022 capital budget excludes acquisitions, asset retirement obligations, geological and geophysical general and administrative expenses and corporate facilities. HighPeak Energy expects to fund its forecasted capital expenditures with cash on its balance sheet, cash generated by operations, through borrowings under the Credit Agreement, proceeds from the issuance and sale of the 10.000% Senior Notes and 10.625% Senior Notes and depending on market circumstances, potential future debt or equity offerings. The Company's capital expenditures for the nine months ended September 30, 2022 were $725.1 million, excluding acquisitions.

The budget above assumes that the Company will operate six (6) drilling rigs and average approximately three (3) frac fleets for the remainder of 2022. However, there are many factors and consequences beyond the Company's control, such as policies of the Biden Administration, economic downturn or potential recession, geo-political risks and additional actions by businesses, OPEC and other cooperating countries, and governments in response to the COVID-19 pandemic, which may have an impact on the Company’s future results and drilling plans. Given the dynamic nature of this situation, the Company is maintaining flexibility in its capital plan and will continue to evaluate drilling and completion activity on an economic basis, with future activity levels assessed monthly.

Capital resources. Cash flows from operating, investing and financing activities are summarized below (in thousands).

	Nine Months Ended September 30,
	2022	2021	Change	% Change
Net cash provided by operating activities	$302,806	$87,737	$215,069	245%
Net cash used in investing activities	$(843,351)	$(189,099)	$(654,252)	(346)%
Net cash provided by financing activities	$540,024	$93,776	$446,248	476%

Operating activities. The increase in net cash flow provided by operating activities for the nine months ended September 30, 2022, compared with 2021, was primarily related to higher revenues associated with increased production volumes as a result of our successful horizontal drilling program and to a lesser extent, bolt-on acquisitions and increased realized prices.

Investing activities. The increase in net cash used in investing activities for the nine months ended September 30, 2022, compared with 2021, was primarily due to increases in additions to crude oil and natural gas properties compared with the nine months ended September 30, 2021, when the Company had one rig running compared with an average of five rigs running during the nine months ended September 30, 2022, and increases in cash crude oil and natural gas acquisition costs.

Financing activities. The Company's significant financing activities are as follows:

•

2022: The Company received $210.2 million in net proceeds from the issuance of the 10.000% Senior Notes, borrowed net $205.0 million on its Revolving Credit Facility, received $85.0 million in proceeds from a private placement issuance of 3.9 million common shares and received $7.8 million from the exercise of 676,188 of the Company’s $11.50 warrants and $120,000 from the exercise of 12,000 of stock options by employees of the Company. These cash inflows were partially offset by the Company incurring $9.2 million of debt issuance costs primarily related to the 10.000% Senior Notes and the Fourth Amendment to the Revolving Credit Facility, $8.5 million in dividends and dividend equivalent payments and $290,000 in stock issuance costs.

•

2021: The Company borrowed $95.0 million on its Revolving Credit Facility, received $9.1 million from the exercise of 788,009 of the Company’s $11.50 warrants and $1.6 million from the exercise of 154,268 of stock options by employees of the Company. Partially offsetting these cash inflows was the Company incurring $10.1 million in dividends and dividend equivalent payments and $1.8 million of debt issuance costs related to its Revolving Credit Facility.

Contractual obligations. The Company's contractual obligations include leases (primarily related to contracted drilling rigs, equipment and office facilities), capital funding obligations, volume commitments, aid-in-construction obligations and other liabilities. Other joint owners in the properties operated by the Company could incur portions of the costs represented by these commitments.

Non-GAAP Financial Measures

EBITDAX represents net income (loss) before interest expense, interest and other income, income taxes, depletion, depreciation, and amortization, accretion of discount on asset retirement obligations, exploration and abandonment expense, non-cash stock-based compensation expense, derivative gains and losses net of settlements, gains and losses on divestitures and certain other items.  EBITDAX excludes certain items that we believe affect the comparability of operating results and can exclude items that are generally non-recurring in nature or whose timing and/or amount cannot be reasonably estimated. EBITDAX is a non-GAAP measure that we believe provides useful additional information to investors and analysts, as a performance measure, for analysis of our ability to internally generate funds for exploration, development, acquisitions, and to service debt.  We are also subject to financial covenants under our Credit Agreement based on EBITDAX ratios as further described in Note 7 of Notes to Consolidated Financial Statements included in “Item 1. Condensed Consolidated Financial Statements (Unaudited).”  In addition, EBITDAX is widely used by professional research analysts and others in the valuation, comparison, and investment recommendations of companies in the crude oil and natural gas exploration and production industry, and many investors use the published research of industry research analysts in making investment decisions.  EBITDAX should not be considered in isolation or as a substitute for net income (loss), income (loss) from operations, net cash provided by operating activities, or other profitability or liquidity measures prepared under GAAP.  Because EBITDAX excludes some, but not all items that affect net income (loss) and may vary among companies, the EBITDAX amounts presented may not be comparable to similar metrics of other companies.  Our Revolving Credit Facility provides a material source of liquidity for us.  Under the terms of our Credit Agreement, if we failed to comply with the covenants that establish a maximum permitted ratio of total debt, as defined in the Credit Agreement, to EBITDAX, we would be in default, an event that would prevent us from borrowing under our Revolving Credit Facility and would therefore materially limit a significant source of our liquidity.  In addition, if we are in default under our Revolving Credit Facility and are unable to obtain a waiver of that default from our lenders, lenders under that facility would be entitled to exercise all of their remedies for default.

The following table provides a reconciliation of our net income (GAAP) to EBITDAX (non-GAAP) for the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net income	$107,904	$8,047	$168,955	$18,534
Interest expense	14,608	947	29,142	1,153
Interest and other income	(1)	—	(253)	(1)
Income tax expense	31,597	2,145	55,357	4,680
Depletion, depreciation and amortization	42,624	13,917	94,531	43,737
Accretion of discount	125	44	245	116
Exploration and abandonment expense	290	488	683	1,142
Stock based compensation	10,655	905	29,210	2,894
Derivative-related noncash activity	(38,098)	6,844	(21,656)	19,402
Other expense	—	—	—	127
EBITDAX	$169,704	$33,337	$356,214	$91,784

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

There have been no material changes in our critical accounting policies and procedures during the nine months ended September 30, 2022. See our disclosure of critical accounting policies in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 8. Financial Statements and Supplementary Data” of our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on March 7, 2022.

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

During the period from January 1, 2018 through September 30, 2022, the calendar month average NYMEX WTI crude oil price per Bbl ranged from a low of $16.70 to a high of $114.34, and the last trading day NYMEX natural gas price per MMBtu ranged from a low of $1.50 to a high of $9.35. Excluding the effect of our derivative contracts, a $1.00 per barrel increase (decrease) in the weighted average crude oil price for the nine months ended September 30, 2022 would have increased (decreased) the Company’s revenues by approximately $6.5 million on an annualized basis and a $0.10 per Mcf increase (decrease) in the weighted average natural gas price for the nine months ended September 30, 2022 would have increased (decreased) the Company’s revenues by approximately $282,000 on an annualized basis.

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

The average forward prices based on September 30, 2022 market quotes were as follows:

	Remainder of 2022	Year Ending December 31, 2023
Average forward NYMEX crude oil price per Bbl	$77.86	$72.14
Average forward NYMEX natural gas price per MMBtu	$6.92	$5.44

The average forward prices based on November 10, 2022 market quotes were as follows:

	Remainder of 2022	Year Ending December 31, 2023
Average forward NYMEX crude oil price per Bbl	$85.28	$79.91
Average forward NYMEX natural gas price per MMBtu	$6.24	$5.35

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

Interest Rate Risk. The Company is subject to interest rate risk on its variable rate debt from our Revolving Credit Facility. The Company also has fixed rate debt but does not currently utilize derivative instruments to manage the economic effect of changes in interest rates. The impact of a 1% increase in interest rates on our outstanding debt as of September 30, 2022 would have resulted in an annual increase in interest expense of approximately $5.8 million.

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

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the three months ended September 30, 2022 that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

ITEM 1A.     RISK FACTORS

In addition to the information set forth in this Quarterly Report, the risks that are discussed in the Company’s Annual Report under the headings “Risk Factors,” “Business and Properties,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Quantitative and Qualitative Disclosures About Market Risk,” as supplemented by our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2022 and June 30, 2022, should be carefully considered, as such risks could materially affect the Company's business, financial condition or future results. Except as set forth below, there has been no material change in the Company's risk factors that were described in the Company’s Annual Report.

Risks Related to Our Business

Political instability or armed conflict in crude oil or natural gas producing regions, such as the ongoing war between Russia and Ukraine, and OPEC+ policy decisions could have a material adverse impact on our business, financial condition or future results.

Our business, financial condition and future results are subject to political and economic risks and uncertainties, including instability resulting from civil unrest, political demonstrations, mass strikes or armed conflict or other crises in crude oil or natural gas producing areas such as the ongoing war between Russia and Ukraine.

In late February 2022, Russian military forces commenced a military operation and invasion against Ukraine. The United States and other countries and certain international organizations have imposed broad-ranging economic sanctions on Russia and certain Russian individuals, banking entities and corporations as a response, and additional sanctions may be imposed in the future. The length, impact, and outcome of the ongoing war between Russia and Ukraine is highly unpredictable, which has created uncertainty for financial and commodity markets. While the Company does not have operations overseas, the conflict elevates the likelihood of supply chain disruptions, heightened volatility in crude oil and natural gas prices and negative effects on our ability to raise additional capital when required and could have a material adverse impact on our business, financial condition or future results.

In addition, due to the above and other factors, crude oil and natural gas prices increased significantly during 2022, reaching a high of almost $128.00 per Bbl at one point, primarily due to global supply and demand imbalances. Currently, global crude oil inventories are low relative to historical levels and supply from OPEC+ and other crude oil producing nations are not expected to be sufficient to meet forecasted crude oil demand growth for the next few years. It is believed that many OPEC+ countries will be unable to increase their production levels or even produce at expected levels due to their lack of capital investments in developing incremental crude oil supplies over the past few years. In October 2022, OPEC+ determined to reduce production beginning in November 2022 through December 2023 by 2 million Bopd, due to the uncertainty surrounding the global economic and crude oil market outlooks. Furthermore, sanctions and import bans on Russian crude oil have been implemented by various countries in response to the war in Ukraine, further impacting global crude oil supply. Still, crude oil and natural gas prices have recently declined from the highs experienced in second quarter of 2022 and could decrease or increase with any changes in demand due to, among other things, uncertainty and volatility from global supply chain disruptions attributable to the pandemic, the ongoing conflict in Ukraine, international sanctions, speculation as to future actions by OPEC+, developing COVID-19 variants and the potential for a widespread COVID-19 outbreak, higher natural gas prices, increasing inflation and government efforts to reduce inflation, and possible changes in the overall health of the global economy, including a prolonged recession. Further, the volatility in crude oil and natural gas prices could accelerate a transition away from fossil fuels, resulting in reduced demand over the longer term. To what extent these and other external factors (such as government action with respect to climate change regulation) ultimately impact our future business, liquidity, financial condition, and results of operations is highly uncertain and dependent on numerous factors, including future developments, which are not within our control and cannot be accurately predicted.

Our existing and future indebtedness may adversely affect our cash flows and ability to operate our business, remain in compliance and repay our debt.

As of September 30, 2022, after assuming the effect of the November 2022 issuance of the 10.625% Senior Notes and the Credit Agreement Amendments, we would have $605 million of total indebtedness, including $450 million of indebtedness maturing in 2024. If (i) the terms of the 10.000% Senior Notes are not amended to extend the scheduled repayment thereof to no earlier than October 1, 2024 or (ii) the 10.000% Senior Notes are not retired or refinanced prior to October 1, 2023, then pursuant to the terms of the Credit Agreement, in each case, all our outstanding borrowings under the Credit Agreement will mature and become due on October 1, 2023.

An event of default will occur under the Credit Agreement if HighPeak Energy should fail to make any payment (whether of principal or interest and regardless of amount) in respect of any material debt (including under the 10.000% Senior Notes and 10.625% Senior Notes), when and as the same shall become due and payable and such failure to pay continues beyond any applicable grace period, or any event or condition occurs that results in any material debt becoming due prior to its scheduled maturity or that enables or permits (with or without the giving of notice, the lapse of time or both) the holder or holders of any material debt or any trustee or agent on its or their behalf to cause any material debt to become due, or to require the redemption thereof or any offer to Redeem to be made in respect thereof, prior to its scheduled maturity or require HighPeak to make an offer in respect thereof and such event or condition continues beyond any applicable grace period. In the event of a default under these circumstances, lenders could terminate their commitments to lend or accelerate the loans and declare all amounts borrowed due and payable.

We may be unable to repay amounts due when they become due, and our ability to refinance our indebtedness on reasonable terms may be limited. Our indentures permit us to incur significant additional debt, some of which may be secured. Our current level of indebtedness could have important consequences, such as:

●	making it difficult for us to satisfy our obligations under our indebtedness and contractual and commercial commitments;
●	increasing our vulnerability to adverse economic and industry conditions;
●

requiring us to dedicate a substantial portion of our cash flow from operations to payments on our indebtedness, thereby reducing the availability of our cash flow to fund working capital, capital expenditures and other general corporate purposes;

●	limiting our flexibility to plan for, or react to, changes in our business and the industry in which we operate;
●	restricting us from making strategic acquisitions or exploiting business opportunities;
●	placing us at a competitive disadvantage compared to our competitors that have less debt;
●	limiting our ability to borrow additional funds;
●	preventing us from raising the funds necessary to repurchase notes tendered to us if there is a change of control, which would constitute a default under the indentures and the Credit Agreement; and
●	decreasing our ability to compete effectively or operate successfully under adverse economic and industry conditions.

We may not be able to generate sufficient cash to service all our indebtedness and may be forced to take other actions to satisfy our obligations under our debt agreements, which may not be successful.

We expect our results of operations and cash flows to vary significantly from year to year due to the cyclical nature of the crude oil and natural gas industry. As a result, the amount of debt that we can manage in some periods may not be appropriate for us in other periods. In addition, our future cash flows may be insufficient to meet our debt obligations and commitments, including the 10.000% Senior Notes and 10.625% Senior Notes. Any insufficiency could negatively impact our business. A range of economic, competitive, business and industry factors will affect our future financial performance, and as a result, our ability to generate cash flows from operations and to pay our debt, including the 10.000% Senior Notes and 10.625% Senior Notes. Many of these factors, such as crude oil, NGL and natural gas prices, regulatory factors, economic and financial conditions in our industry and the global economy or competitive initiatives of our competitors, are beyond our control. If we do not generate sufficient cash flows from operations to satisfy our debt obligations, we may have to undertake alternative financing plans, such as:

●	refinancing or restructuring our debt;
●	selling assets;
●	reducing or delaying capital investments; or
●	seeking to raise additional capital.

However, any alternative financing plans that we undertake, if necessary, may not allow us to meet our debt obligations. We cannot assure you that any refinancing or debt restructuring would be possible, that any assets could be sold or that, if sold, the timing of the sales and the amount of proceeds realized from those sales would be favorable to us or that additional financing could be obtained on acceptable terms. Our inability to generate sufficient cash flows to satisfy our debt obligations, including our obligations under the 10.000% Senior Notes and 10.625% Senior Notes, or to obtain alternative financing, could materially and adversely affect our business, financial condition, results of operations and prospects.

Our ability to restructure or refinance our indebtedness will depend on the condition of the capital markets and our financial condition at such time. Any refinancing of our indebtedness could be at higher interest rates and could require us to comply with more onerous covenants, which could further restrict our business operations. The terms of existing or future debt instruments, including the indentures that govern the 10.000% Senior Notes and 10.625% Senior Notes, may restrict us from adopting some of these alternatives. In addition, any failure to make payments of interest or principal on our outstanding indebtedness on a timely basis would likely result in a reduction of our credit rating, which could harm our ability to incur additional indebtedness. In the absence of sufficient cash flows and capital resources, we could face substantial liquidity problems and might be required to dispose of material assets or operations to meet our debt service and other obligations. We may not be able to refinance our indebtedness, sell assets or issue equity, or borrow more funds on terms acceptable to us, if at all.

In addition, if we fail to comply with the covenants or other terms of any agreements governing our debt, our lenders will have the right to accelerate the maturity of that debt and foreclose upon the collateral, if any, securing that debt. Realization of any of these factors could adversely affect our financial condition.

The Inflation Reduction Act of 2022 could accelerate the transition to a low carbon economy and could impose new costs on our operations.

In August 2022, President Biden signed the Inflation Reduction Act of 2022 (“IRA 2022”) into law. The IRA 2022 contains hundreds of billions in incentives for the development of renewable energy, clean hydrogen, clean fuels, electric vehicles and supporting infrastructure and carbon capture and sequestration, amongst other provisions. In addition, the IRA 2022 imposes the first ever federal fee on the emission of greenhouse gases through a methane emissions charge. The IRA 2022 amends the federal Clean Air Act to impose a fee on the emission of methane from sources required to report their GHG emissions to the EPA, including those sources in the onshore petroleum and natural gas production categories. The methane emissions charge would start in calendar year 2024 at $900 per ton of methane, increase to $1,200 in 2025, and be set at $1,500 for 2026 and each year after. Calculation of the fee is based on certain thresholds established in the IRA 2022. In addition, the multiple incentives offered for various clean energy industries referenced above could further accelerate the transition of the economy away from the use of fossil fuels towards lower- or zero-carbon emissions alternatives. This could decrease demand for crude oil and natural gas, increase our compliance and operating costs and consequently adversely affect our business.

Continuing or worsening inflationary issues and associated changes in monetary policy have resulted in and may result in additional increases to the cost of our goods, services and personnel, which in turn could cause our capital expenditures and operating costs to rise.

The U.S. inflation rate has been steadily increasing since 2021 and into 2022. These inflationary pressures have resulted in and may result in additional increases to the costs of our oilfield goods, services and personnel, which would in turn cause our capital expenditures and operating costs to rise. Sustained levels of high inflation have likewise caused the U.S. Federal Reserve and other central banks to increase interest rates multiple times in 2022 and the U.S. Federal Reserve has indicated its intention to continue to raise benchmark interest rates throughout the remainder of 2022 and into 2023 in an effort to curb inflationary pressure on the costs of goods and services across the U.S., which could have the effects of raising the cost of capital and depressing economic growth, either of which—or the combination thereof—could hurt the financial and operating results of our business. To the extent elevated inflation remains, we may experience further cost increases for our operations, including oilfield services, labor costs and equipment if our drilling activity increases.

Higher crude oil and natural gas prices may cause the costs of materials and services to continue to rise. We cannot predict any future trends in the rate of inflation, and a significant increase in inflation, to the extent we are unable to recover higher costs through higher crude oil and natural gas prices and revenues, would negatively impact our business, financial condition and results of operations.

These risks are not the only risks facing the Company. Additional risks and uncertainties not currently known to the Company or that it currently deems to be immaterial also may have a material adverse effect on the Company's business, financial condition or future results.

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On June 27, 2022, in connection with the Hannathon Acquisition, the Company issued 3,522,117 shares of common stock (in addition to other cash consideration) under the terms of that certain Purchase and Sale Agreement, dated April 26, 2022, by and among the HighPeak Parties, Hannathon Petroleum, LLC and the other third party private sellers set forth therein, to acquire various crude oil and natural gas properties contiguous to its Signal Peak operating area in Howard County, Texas. The issued shares were not registered under the Securities Act in reliance of the exemption provided in Section 4(a)(2) thereof.

In addition, in multiple closings on or before September 2, 2022, the Company issued an aggregate 3,933,376 shares of common stock at a price per share of $21.61 (as determined by the 5-day volume weighted average trading price per share for the five trading days immediately prior to (and excluding) August 22, 2022, the earliest signing date for such transactions), for aggregate gross proceeds of $85.0 million. The Company intends to use the proceeds of the Private Placement for general corporate purposes. The issued shares were not registered under the Securities Act in reliance of the exemption provided in Section 4(a)(2) thereof.

HIGHPEAK ENERGY, INC.

ITEM 6.     EXHIBITS

Exhibit
Number	Description

2.1#	Purchase and Sale Agreement, dated as of April 26, 2022, by and among HighPeak Energy, Inc., HighPeak Energy Assets, LLC, Hannathon Petroleum, LLC and other sellers party thereto (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K (File No. 001-39464) filed with the SEC on June 30, 2022).

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

4.4

Indenture, dated February 16, 2022 (“February Indenture”), by and among HighPeak Energy, Inc., the guarantors party thereto and UMB Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 001-39464) filed with the SEC on February 22, 2022).

4.5	Supplement No. 1 to February Indenture, dated November 9, 2022, by and among HighPeak Energy, Inc., as issuer, the guarantors party thereto and UMB Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 001-39464) filed with the SEC on November 10, 2022).

4.6	Indenture, dated as of November 8, 2022, by and among HighPeak Energy, Inc., the guarantors party thereto and UMB Bank, National Association, as trustee (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K (File No. 001-39464) filed with the SEC on November 10, 2022).

4.7#

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

10.1

Fifth Amendment to Credit Agreement, dated as of October 14, 2022, among HighPeak Energy, Inc., as Borrower, Fifth Third Bank, National Association, as the existing administrative agent, Wells Fargo Bank, National Association, as the new administrative agent, guarantors party thereto and the Lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-39464) filed with the SEC on October 18, 2022).

10.2	Sixth Amendment to Credit Agreement, dated as of October 31, 2022, among HighPeak Energy, Inc., as Borrower, Wells Fargo Bank, National Association, as the administrative agent, the Guarantors party thereto and the Lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-39464) filed with the SEC on November 4, 2022).

10.2	Form of Subscription Agreement, by and among HighPeak Energy, Inc. and the purchaser party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-39464) filed with the SEC on August 24, 2022).

31.1*	Certification of the Company’s Chief Executive Officer Pursuant to Section 302 of the Sarbanes Oxley Act of 2002 (18 U.S.C. Section 7241).

31.2*	Certification of the Company’s Chief Financial Officer Pursuant to Section 302 of the Sarbanes Oxley Act of 2002 (18 U.S.C. Section 7241).

32.1**	Certification of the Company’s Chief Executive Officer Pursuant to Section 906 of the Sarbanes Oxley Act of 2002 (18 U.S.C. Section 1350).

32.2**	Certification of the Company’s Chief Financial Officer Pursuant to Section 906 of the Sarbanes Oxley Act of 2002 (18 U.S.C. Section 1350).

101.INS**	Inline XBRL Instance Document

101.SCH**	Inline XBRL Taxonomy Extension Schema Document

101.CAL**	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.
**	Furnished herewith.
+	Certain schedules, annexes or exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K but will be furnished supplementally to the SEC upon request.
#

Pursuant to Regulation S-K, Item 601(b)(2), the Exhibits and Schedules referenced in Exhibit 2.1 and Exhibit 4.7 above, have not been filed. The registrant agrees to furnish supplementally a copy of any omitted Exhibit or Schedule to the SEC upon request; provided, however, that the registrant may request confidential treatment of omitted items.

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

HIGHPEAK ENERGY, INC.

November 14, 2022	By:	/s/ Steven Tholen
Steven Tholen
Chief Financial Officer

November 14, 2022	By:	/s/ Keith Forbes
Keith Forbes
Vice President and Chief Accounting Officer