Form 10-K
period 2022-12-31
HighPeak Energy, Inc.
filed 2023-03-06
CIK 1792849

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐  No ☒

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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 762(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☒

As of June 30, 2022, the aggregate market value of the common stock of the Registrant held by non-affiliates was $356,382,424, based on the closing price as reported on the Nasdaq Global Market of $25.62.

Number of shares of common stock outstanding as of March 2, 2023 – 113,165,027.

DOCUMENTS INCORPORATED BY REFERENCE:

(1)

Portions of the Definitive Proxy Statement for the Company’s Annual Meeting of Stockholders to be held in June 2023, which will be filed with the U.S. Securities and Exchange Commission within 120 days of December 31, 2022, are incorporated into Part III of this Annual Report on Form 10-K.

HIGHPEAK ENERGY, INC.

HIGHPEAK ENERGY, INC.

Definitions of Certain Terms and Conventions Used Herein

Within this Annual Report on Form 10-K (this “Annual Report”), the following terms and conventions have specific meanings:

•	“10.000% Senior Notes” means the $225.0 million aggregate principal amount of our 10.000% Senior Notes due 2024, which were issued pursuant to an indenture in February 2022.
•

“10.625% Senior Notes” means the $250.0 million aggregate principal amount of our 10.625% Senior Notes due 2024, $225.0 million of which were issued pursuant to an indenture in November 2022 and $25.0 million of which were issued pursuant to an indenture in December 2022.

•

“3-D seismic” means three-dimensional seismic data which is geophysical data that depicts the subsurface strata in three dimensions. 3-D seismic data typically provides a more detailed and accurate interpretation of the subsurface strata than two-dimensional data.

•

“Alamo Acquisitions” means the acquisitions of certain crude oil and natural gas properties in Borden County, Texas, collectively, from (i) Alamo Borden County II, LLC (“Alamo II”), Alamo Borden County III, LLC (“Alamo III”) and Alamo Borden County IV, LLC (“Alamo IV”) pursuant to that certain Purchase and Sale Agreement dated February 15, 2022 by and among HighPeak Energy, HighPeak Energy Assets, LLC (together with HighPeak Energy, the “HighPeak Parties”), Alamo II, Alamo III, and Alamo IV and (ii) Alamo Borden County 1, LLC (“Alamo I”) pursuant to that certain Purchase and Sale Agreement dated June 3, 2022 by and among the HighPeak Parties and Alamo I.

•	“ASU” means Accounting Standards Update.
•	“ASC” means Accounting Standards Codification.
•	“Basin” means a large natural depression on the earth’s surface in which sediments generally brought by water accumulate.
•	“Bbl” means a standard barrel containing 42 United States gallons.
“Bcf” means one billion cubic feet.
•

“Boe” means a barrel of crude oil equivalent and is a standard convention used to express crude oil and natural gas volumes on a comparable crude oil equivalent basis. Natural gas equivalents are determined under the relative energy content method by using the ratio of six thousand cubic feet of natural gas to one Bbl of crude oil or NGL.

•	“Boepd” means Boe per day.
•	“Bopd” means one barrel of crude oil per day.
•	“Btu” means British thermal unit, which is a measure of the amount of energy required to raise the temperature of one pound of water one degree Fahrenheit.
•

“Business Combination Agreement” are to the Business Combination Agreement, dated May 4, 2020, as amended, by and among the Company, Pure, MergerSub, HighPeak I, HighPeak II, HPK GP, and solely for the limited purposes specified therein, HPK Energy Management, LLC, pursuant to which, among other things and subject to the terms and conditions contained therein, (i) MergerSub merged with and into Pure, with Pure surviving as a wholly owned subsidiary of HighPeak Energy, (ii) each outstanding share of Pure’s Class A common stock, par value $0.0001 per share, and Pure’s Class B common stock, par value $0.0001 per share (other than certain shares of Pure’s Class B common stock that were surrendered for cancellation by HighPeak Pure Acquisition, LLC (“Pure’s Sponsor”)) were converted into the right to receive (A) one share of HighPeak Energy’s common stock (and cash in lieu of fractional shares, if any), and (B) solely with respect to each outstanding share of Pure’s Class A common stock, (I) a cash amount, without interest, equal to $0.62, which represented the amount by which the per-share redemption value of Pure’s Class A common stock at the closing exceeded $10.00 per share, without interest, in each case, totaling approximately $767,902, (II) one (1) Contingent Value Right, for each one whole share of HighPeak Energy’s common stock (excluding fractional shares) issued to holders of Pure’s Class A common stock pursuant to clause (A), representing the right to receive additional shares of HighPeak Energy’s common stock (or such other specified consideration as is specified with respect to certain events) under certain circumstances if necessary to satisfy a 10% preferred simple annual return, subject to a floor downside per-share price of $4.00, as measured at the applicable maturity, which occurred on August 21, 2022 and (III) one warrant to purchase one share of HighPeak Energy’s common stock for each one whole share of HighPeak Energy’s common stock (excluding fractional shares) issued to holders of Pure’s Class A common stock pursuant to clause (A), (iii) the HPK Contributors contributed their limited partner interests in HPK LP to HighPeak Energy in exchange for HighPeak Energy common stock and the general partner interests in HPK LP to a wholly owned subsidiary of HighPeak Energy in exchange for no consideration, and contributed the outstanding Sponsor Loans (as defined in the Business Combination Agreement) in exchange for HighPeak Energy common stock and such Sponsor Loans (as defined in the Business Combination Agreement) were cancelled in connection with the closing, and (iv) following the consummation of the foregoing transactions, HighPeak Energy caused HPK LP to merge with and into the HighPeak Energy Acquisition (as successor to Pure) and all interests in HPK LP were cancelled in exchange for no consideration.

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

•	“Extension well” An extension well is a well drilled to extend the limits of a known reservoir.
•	“FASB” Financial Accounting Standards Board.
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
•

“Hannathon Acquisition” means the acquisition of various crude oil and natural gas properties largely contiguous to the Company’s Signal Peak operating area in Howard County, Texas pursuant to that certain Purchase and Sale Agreement dated as of April 26, 2022, with Hannathon Petroleum, LLC and certain other third-party private sellers set forth therein.

•	“Held by production” Acreage covered by a mineral lease that perpetuates a company’s right to operate a property as long as the property produces a minimum paying quantity of crude oil or natural gas.
•	“HighPeak business combination” means the transactions detailed in the Business Combination Agreement, which closed on August 21, 2020.

•

“HighPeak Energy” or the “Company” means, at the time of and after the HighPeak business combination, HighPeak Energy, Inc. and its subsidiaries (the “Successor”) and, prior to the HighPeak business combination, the Predecessor.

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

•

“PUD” or “Proved undeveloped reserves” means proved reserves that are expected to be recovered from new wells on undrilled acreage or from existing wells where a relatively major expenditure is required for completion. Undrilled locations can be classified as having PUDs only if a development plan has been adopted indicating that such locations are scheduled to be drilled within five (5) years, unless specific circumstances justify a longer time.

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
•

“Recompletion” The process of re-entering an existing wellbore that is either producing or not producing and completing new reservoirs or enhancing existing reservoirs in an attempt to establish or increase existing production.

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

•

“Seventh Amendment” means the Seventh Amendment to Credit Agreement, dated as of December 9, 2022, by and among HighPeak Energy, Inc., as Borrower, Wells Fargo Bank, National Association, as administrative agent, the Guarantors party thereto and the Lenders party thereto.

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

Cautionary Statement Concerning Forward-Looking Statements

This Annual Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical facts included or incorporated by reference in this Annual Report, including, without limitation, statements regarding the Company’s future financial position, business strategy, budgets, projected revenues, projected costs, and plans and objectives of management for future operations, are forward-looking statements. Such forward-looking statements are based on the beliefs of management, as well as assumptions made by, and information currently available to, the Company’s management. In addition, forward-looking statements generally can be identified by the use of forward-looking terminology such as “believes,” “plans,” “expects,” “anticipates,” “forecasts,” “intends,” “continue,” “may,” “will,” “could,” “should,” “future,” “potential,” “estimate” or the negative of such terms and similar expressions as they relate to the Company are intended to identify forward-looking statements, which are generally not historical in nature. The forward-looking statements are based on the Company’s current expectations, assumptions, estimates and projections about the Company and the industry in which the Company operates. Although the Company believes that the expectations and assumptions reflected in the forward-looking statements are reasonable as and when made, they involve risks and uncertainties that are difficult to predict and, in many cases, beyond the Company’s control. In addition, the Company may be subject to currently unforeseen risks that may have a materially adverse effect on it. Accordingly, no assurances can be given that the actual events and results will not be materially different from the anticipated results described in the forward-looking statements. Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date hereof. The Company undertakes no duty to publicly update these statements except as required by law. Important factors that could cause actual results to differ materially from the Company’s expectations include, but are not limited to, the Company’s assumptions about:

●	The supply and demand for and market prices of crude oil, NGL, natural gas and other products or services;
●	the results of our ongoing strategic alternatives review process;
●	political instability or armed conflict in crude oil or natural gas producing regions, such as the ongoing war between Russia and Ukraine;
●	the integration of acquisitions, including the Alamo Acquisitions and the Hannathon Acquisition;
●	the availability of capital resources;
●	production and reserve levels;
●	drilling and completion risks;
●	inflation rates and the impacts of associated monetary policy responses, including increased interest rates and resulting pressures on economic growth;
●	economic and competitive conditions;
●	capital expenditures and other contractual obligations, including obligations under the senior notes issued during 2022;
●	weather conditions;
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
●

regulatory and related policy actions intended by federal, state and/or local governments to reduce fossil fuel use and associated carbon emissions, to drive the substitution of renewable forms of energy for crude oil and natural gas, which may over time reduce demand for crude oil, NGL and natural gas, including as a result of the Inflation Reduction Act of 2022 (“IRA 2022”) or otherwise;

●	cyber-attacks;
●	occurrence of property acquisitions or divestitures;
●	the securities or capital markets and related risks such as general credit, liquidity, market and interest-rate risks; and
●

other factors disclosed under “Part I, Items 1 and 2. Business and Properties”, “Part I, Item 1A. Risk Factors”, “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Part II, Item 7A. Quantitative and Qualitative Disclosures about Market Risk” and elsewhere in this Annual Report.

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

HIGHPEAK ENERGY, INC.

PART I

ITEMS 1 AND 2. BUSINESS AND PROPERTIES

Overview

HighPeak Energy, a Delaware corporation formed on October 29, 2019, is an independent crude oil and natural gas company engaged in the acquisition, development and production of crude oil, NGL and natural gas reserves. The Company’s assets are primarily located in Howard and Borden Counties, Texas, which lie within the northeastern part of the crude oil-rich Midland Basin. The Company holds two significant contiguous land positions with the northern position referred to as the Flat Top area and the southern position referred to as the Signal Peak area.

HighPeak Energy focuses on the Midland Basin and specifically the Howard and Borden Counties area of the Midland Basin. Over the last eight decades the Howard and Borden Counties area of the Midland Basin was partially developed with vertical wells using conventional methods, and has recently experienced significant redevelopment activity in the Lower Spraberry and Wolfcamp A formations utilizing modern horizontal drilling technology, with some operators having additional success developing the Middle Spraberry, Jo Mill, Wolfcamp B and Wolfcamp D formations, through the use of modern, high-intensity hydraulic fracturing techniques, decreased frac spacing, increased proppant usage and increased lateral lengths. Our interpretation of available IHS Markit data as well as our own drilling and completion results show that Howard and Borden Counties have high crude oil mix percentage.

The Company’s assets include certain rights, title and interests in crude oil and natural gas assets located primarily in Howard and Borden Counties, Texas, and to a lesser extent, Scurry and Mitchell Counties, Texas. As of December 31, 2022, the Company’s assets consisted of two generally contiguous leasehold positions of approximately 125,730 gross (107,704 net) acres covering various subsurface depths, approximately 56% of which were held by production, with an average working interest of approximately 86%. We operate approximately 98% of the net acreage across the Company’s assets. HighPeak Energy’s horizontal development drilling plan is currently focused on the Wolfcamp A, Lower Spraberry and Wolfcamp D formations with additional wells planned in the Wolfcamp B and Wolfcamp C formations. We utilize multi-well pad development to lower drilling and completion cycle times and create infrastructure and facility economies of scale to reduce overall costs, optimize and maximize crude oil and natural gas recoveries, return on investment and value creation.

Available Information

The mailing address of HighPeak Energy’s principal executive office is 421 W. 3rd Street, Suite 1000, Fort Worth, Texas 76102. HighPeak Energy’s telephone number is (817) 850-9200. As of December 31, 2022, HighPeak Energy had forty-seven full-time employees.

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

Properties

The Company’s assets are located in the northeastern part of the Midland Basin. The majority of the acreage position is located across the eastern half of Howard and Borden Counties recently extending into far southwestern Scurry County and far northwestern Mitchell County in two largely contiguous acreage blocks, the northern position of which is referred to as the Flat Top area and the southern position of which is referred to as the Signal Peak area. The Midland Basin is part of the Permian Basin of West Texas and Eastern New Mexico. The Permian Basin covers an area of about 96,000 square miles and is comprised of five (5) sub-regions including the Midland Basin, the Central Basin Platform, the Delaware Basin, the Northwest Shelf and the Eastern Shelf. The Central Basin Platform (“CBP”) is a central uplift, with the Delaware Basin located to the west of the CBP, and the Midland Basin located to the east of the CBP. The bulk of the Permian Basin’s increase in crude oil production since 2007 has come from several target zones including the Spraberry and Wolfcamp formations. The Permian Basin has produced billions of barrels of crude oil and natural gas and is estimated by the United States Geologic Survey to contain significant remaining hydrocarbon potential.

HighPeak Energy developed its properties using up to six (6) drilling rigs and three (3) frac crews during the year ended December 31, 2022.  The Company expects to average four to five (4-5) drilling rigs and two to three (2-3) frac crews during 2023 under our current development plan. HighPeak Energy expects to fund its forecasted capital expenditures with cash on its balance sheet, cash generated by operations, through borrowings under the Credit Agreement, and, depending on market circumstances, potential future debt or equity offerings.

HighPeak Energy has discretion to modify its capital program. Because HighPeak Energy operates a high percentage of its acreage, capital expenditure amounts and timing are largely discretionary and within its control. HighPeak Energy determines its capital expenditures depending on a variety of factors, including, but not limited to, the success of its drilling activities, prevailing and anticipated prices for crude oil and natural gas, the availability of necessary equipment, infrastructure and capital, the receipt and timing of required regulatory permits and approvals, drilling and acquisition costs and the level of participation by other working interest owners. A deferral of planned capital expenditures, particularly with respect to drilling and completing new wells, could result in a reduction in anticipated production and cash flows. Additionally, if HighPeak Energy curtails or reallocates priorities in its drilling program, HighPeak Energy may lose a portion of its acreage through lease expirations. However, in the event of any such curtailment or reallocation of priorities, HighPeak Energy would expect to prioritize lease retention to minimize any expirations.  Please see “Risk Factors—Risks Related to Our Business—Crude oil, NGL and natural gas prices are volatile. Sustained periods of low, or declines in, crude oil, NGL and natural gas prices could adversely affect HighPeak Energy’s business, financial condition and results of operations and its ability to meet its capital expenditure obligations and other financial commitments,” “Risk Factors—Risks Related to Our Business —HighPeak Energy’s development projects and acquisitions will require substantial capital expenditures. HighPeak Energy may be unable to obtain required capital or financing on satisfactory terms, including as a result of recent increases in cost of capital resulting from Federal Reserve policies or otherwise, which could reduce its ability to access or increase production and reserves” and “Risk Factors—Risks Related to Our Business—Certain of the undeveloped leasehold acreage of HighPeak Energy’s assets is subject to leases that will expire over the next several years unless production is established on units containing the acreage or the leases are renewed.”

Reserve Summary

The estimated proved reserves of the Company’s assets as of December 31, 2022, 2021 and 2020 were prepared by Cawley, Gillespie and Associates, Inc. (“CG&A”). As of December 31, 2022, 2021 and 2020, the Company’s assets contained 122,958, 64,213 and 22,515 MBoe, respectively, of estimated proved reserves. In addition, as of December 31, 2022, 2021 and 2020, the estimated proved reserves of the Company’s assets were estimated by CG&A to be 92%, 92% and 94% crude oil and NGL, respectively, and 8%, 8% and 6% natural gas, respectively. The following table provides summary information regarding the estimated proved reserves data of the Company’s assets based on the 2022 Reserve Report, 2021 Reserve Report and 2020 Reserve Report (each defined below) as of December 31, 2022, 2021 and 2020, respectively:

As of Date	Proved Total (MBoe)(1)	% Crude Oil & NGL	% Developed
December 31, 2022	122,958	92%	50%
December 31, 2021	64,213	92%	45%
December 31, 2020	22,515	94%	46%

(1)

The estimated net proved reserves were determined using the unweighted arithmetic average first-day-of-the month prices for the prior twelve (12) months in accordance with guidelines established by the SEC. As of December 31, 2022, 2021 and 2020, for crude oil and NGL volumes, this average WTI spot price of $93.67, $66.56 and $39.57 per barrel, respectively, was adjusted for quality, transportation and a regional price differential. As of December 31, 2022, 2021 and 2020, for natural gas volumes, the average HH spot price of $6.358, $3.598 and $1.985 per MMBtu, respectively, was adjusted for energy content, gathering, transportation and processing fees and a regional price differential. All prices are held constant throughout the lives of the properties. As of December 31, 2022, 2021 and 2020, the average adjusted prices realized over the remaining lives of the Company’s assets by CG&A were $94.59, $66.10 and $38.08 per barrel of crude oil, $36.69, $29.76 and $12.27 per barrel of NGL and $4.871, $0.786 and -$1.304 per Mcf of natural gas, respectively.

Reserve Data

Preparation of Reserve Estimates

The reserve estimates as of December 31, 2022, 2021 and 2020 included in this Annual Report are based on evaluations prepared by CG&A in accordance with Standards Pertaining to the Estimating and Auditing of Oil and Gas Reserves Information promulgated by the Society of Petroleum Evaluation Engineers and definitions and guidelines established by the SEC (individually, the “2022 Reserve Report,” the “2021 Reserve Report” and the “2020 Reserve Report” and, collectively the “Reserve Reports”). CG&A was selected for their historical experience and geographic expertise in engineering similar resources. The summary information pertaining to reserve estimates as of December 31, 2022, 2021 and 2020, respectively, of HighPeak Energy, prepared by CG&A, were led by W. Todd Brooker. Mr. Brooker is a Licensed Professional Engineer in the State of Texas and has been practicing at CG&A for 30 years and, including such 30 years, has over 32 years of total industry experience. Copies of the Reserve Reports are attached to this Annual Report as Exhibits 99.1, 99.2 and 99.3, respectively.

Proved reserves are those quantities of crude oil, NGL and natural gas, which, by analysis of geoscience and engineering data, can be estimated with reasonable certainty to be economically producible—from a given date forward, from known reservoirs, and under existing economic conditions, operating methods, and government regulations—prior to the time at which contracts providing the right to operate expire, unless evidence indicates that renewal is reasonably certain, regardless of whether deterministic or probabilistic methods are used for the estimation. The project to extract the hydrocarbons must have commenced or the operator must be reasonably certain that it will commence the project within a reasonable time. If deterministic methods are used, reasonable certainty means a high degree of confidence that the quantities will be recovered. If probabilistic methods are used, there should be at least a 90% probability the quantities actually recovered will equal or exceed the estimate. A high degree of confidence exists if the quantity is much more likely to be achieved than not, and, as changes due to increased availability of geoscience (geological, geophysical, and geochemical), engineering, and economic data are made to EUR with time, reasonably certain EUR is much more likely to increase or remain constant than to decrease. The technical and economic data used in the estimation of the proved reserves include, but are not limited to, well logs, geologic maps, well-test data, production data (including flow rates), well data (including lateral lengths), historical price and cost information, and property ownership interests. CG&A uses this technical data, together with standard engineering and geoscience methods, or a combination of methods, including performance analysis, volumetric analysis, and analogy. The proved developed reserves and EURs per well are estimated using performance analysis, analogs and volumetric analysis. The estimates of the proved developed reserves and EURs for each developed well are used to estimate the proved undeveloped reserves for each proved undeveloped location (utilizing type curves, statistical analysis, and analogy).

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

The reserve estimates as of December 31, 2022, 2021 and 2020, respectively, were prepared by geologists and reservoir engineers who integrate geological, geophysical, engineering and economic data to produce high quality reserve estimates and economic forecasts. The process was supervised by Christopher Mundy, Vice President, Reserves and Evaluations, for HighPeak Energy, who has approximately 26 years of experience in crude oil and natural gas operations, reservoir engineering and management, reserves management, unconventional and conventional reservoir characterization and strategic planning.

The reserve estimation process and the reserve estimates of the Company’s assets as of December 31, 2022, 2021 and 2020, respectively, were reviewed and approved by our technical staff, other members of senior management and our Chief Executive Officer. The Reserve Reports prepared by CG&A contain further discussion of the reserve estimates and the procedures used in connection with its preparation.

The reserve estimates as of December 31, 2022, 2021 and 2020, included in this Annual Report are based on evaluations prepared by the independent petroleum engineering firm CG&A representing 100% of the Company’s assets’ total net proved reserves in accordance with Standards Pertaining to the Estimating and Auditing of Oil and Gas Reserves Information promulgated by the Society of Petroleum Evaluation Engineers and definitions and guidelines established by the SEC. The Independent Reserve Engineers were selected for their historical experience and geographic expertise in engineering similar resources.

Estimated Proved Reserves

The following tables present the estimated net proved crude oil and natural gas reserves as of December 31, 2022, 2021 and 2020, based on the Reserve Reports of the Company’s assets as of such date.

	Proved Reserve Volumes
	Crude Oil (MBbls)	NGL (MBbls)	Natural Gas (MMcf)	Total (MBoe)%
As of December 31, 2022:
Developed	47,845	7,968	32,669	61,258	50%
Undeveloped	50,971	6,401	25,969	61,700	50%
Total proved reserves	98,816	14,369	58,638	122,958	100%
As of December 31, 2021:
Developed	22,610	3,540	14,611	28,585	45%
Undeveloped	29,215	3,838	15,450	35,628	55%
Total proved reserves	51,825	7,378	30,061	64,213	100%
As of December 31, 2020:
Developed	8,730	957	3,572	10,282	46%
Undeveloped	10,302	1,203	4,367	12,233	54%
Total proved reserves	19,032	2,160	7,939	22,515	100%

Development of Proved Undeveloped Reserves

The following table summarizes the changes in HighPeak Energy’s proved undeveloped reserves for the period from August 22, 2020 through December 31, 2020 and the years ended December 31, 2021 and 2022 (the “Successor Period”):

Successor
Total (MBoe)
Proved undeveloped reserves at August 22, 2020	5,764
Extensions and discoveries	7,015
Revisions	(546)
Proved undeveloped reserves at December 31, 2020	12,233
Extensions and discoveries	26,806
Sales of minerals-in-place	(184)
Conversions into proved developed reserves	(3,186)
Revisions	(41)
Proved undeveloped reserves at December 31, 2021	35,628
Extensions and discoveries	37,394
Purchases of minerals-in-place	7,302
Conversions into proved developed reserves	(15,446)
Revisions	(3,178)
Proved undeveloped reserves at December 31, 2022	61,700

The following table summarizes the changes in proved undeveloped reserves of the Predecessor during the period from January 1, 2020 through August 21, 2020 (the “Predecessor Period”):

Predecessor
Total (MBoe)
Proved undeveloped reserves at December 31, 2019	6,534
Conversions into proved developed reserves	(529)
Revisions	(241)
Proved undeveloped reserves at August 21, 2020	5,764

As of December 31, 2022, HighPeak Energy’s assets contained approximately 61,700 MBoe of proved undeveloped reserves, consisting of 50,971 MBbl of crude oil, 6,401 MBbl of NGL and 25,969 MMcf of natural gas. As of December 31, 2021, HighPeak Energy’s assets contained approximately 35,628 MBoe of proved undeveloped reserves, consisting of 29,215 MBbl of crude oil, 3,838 MBbl of NGL and 15,450 MMcf of natural gas. As of December 31, 2020, HighPeak Energy’s assets contained approximately 12,233 MBoe of proved undeveloped reserves, consisting of 10,302 MBbl of crude oil, 1,203 MBbl of NGL and 4,367 MMcf of natural gas. Proved undeveloped reserves will be converted from undeveloped to developed as we drill and complete each location and the wells begin production.

Proved undeveloped reserves changed during the year ended December 31, 2022 primarily as a result of the following significant factors:

●	Extensions and discoveries of 37,394 MBoe related to new proved undeveloped locations added as a result of HighPeak Energy’s drilling activities;
●	Purchases of minerals-in-place of 7,302 MBoe related to the acquisition of undeveloped drilling locations included in the Alamo Acquisitions and the Hannathon Acquisition;
●	Conversions into proved developed reserves of 15,446 MBoe related to locations that were successfully drilled and completed during the year ended December 31, 2022; and
●	Downward revisions of 3,178 MBoe including downward adjustments of 3,636 MBoe related to forecasts and 38 MBoe primarily related to increased forecasted operating expenses, partially offset by an increase of 496 MBoe attributable to an increase in crude oil, NGL and natural gas prices.

Proved undeveloped reserves changed during the year ended December 31, 2021 primarily as a result of the following significant factors:

●	Extensions and discoveries of 26,806 MBoe related to new proved undeveloped locations added as a result of HighPeak Energy’s drilling activities;
●	Sales of minerals-in-place of 184 MBoe related to the divestiture of non-operated non-core undeveloped drilling locations to a third party operator;
●	Conversions into proved developed reserves of 3,186 MBoe related to locations that were successfully drilled and completed during the year ended December 31, 2021; and
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

Proved undeveloped reserves changed during the Predecessor Period from January 1, 2020 to August 21, 2020 primarily as a result of the following significant factors:

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

Historically, the Company invested a significant amount of its capital budget to drill unproved locations rather than convert proved undeveloped reserves to proved developed reserves. However, in the year ended December 31, 2022, $391.3 million of development capital expenditures were incurred primarily to convert proved undeveloped reserves to proved developed reserves, compared with $45.9 million in development capital expenditures in the year ended December 31, 2021.  Also, a portion of the Company’s development capital expenditures each year was for the continued development of a water infrastructure system and the drilling of salt-water disposal wells to facilitate the Company’s increased levels of produced water, reduce its future water sourcing costs by recycling produced water and reduce the use of trucking for its produced water disposal activities as well as the continued construction of central tank batteries for handling of the Company’s increasing production volumes.

As of December 31, 2022, all our proved undeveloped reserves are scheduled to be developed within five years from the date they were initially recorded.

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

Unlike PV-10, the standardized measure deducts future U.S. federal income taxes and Texas margin taxes and abandonment obligations on wells with no proved reserves as of December 31, 2022, 2021 and 2020, respectively. Neither PV-10 nor standardized measure represents an estimate of the fair market value of the applicable crude oil and natural gas properties. It is industry standard to use PV-10 as a measure to compare the relative size and value of proved reserves held by companies without regard to the specific tax characteristics of such entities.

The following tables present the undiscounted estimated future net cash flows, PV-10 and standardized measure of the proved reserves of the Company at December 31, 2022, 2021 and 2020 (in thousands):

As of December 31, 2022	Proved Developed	Proved Undeveloped	Total Proved
Estimated future net cash flows	$3,729,169	$3,160,098	$6,889,267
Present value of estimated future net cash flows	$2,319,958	$1,552,087	$3,872,045
Present value of future income taxes/abandonment costs			(455,537)
Standardized measure			$3,416,508

As of December 31, 2021	Proved Developed	Proved Undeveloped	Total Proved
Estimated future net cash flows	$1,178,041	$1,236,250	$2,414,291
Present value of estimated future net cash flows	$742,037	$596,156	$1,338,193
Present value of future income taxes/abandonment costs			(219,384)
Standardized measure			$1,118,809

As of December 31, 2020	Proved Developed	Proved Undeveloped	Total Proved
Estimated future net cash flows	$229,599	$177,896	$407,495
Present value of estimated future net cash flows	$162,582	$72,908	$235,490
Present value of future income taxes/abandonment costs			(13,298)
Standardized measure			$222,192

Estimated future net cash flows represents the estimated future revenue to be generated from the production of proved reserves, net of estimated production and future development costs, using pricing differentials and costs under existing economic conditions as of December 31, 2022, 2021 and 2020, and assuming commodity prices as set forth below. For the purpose of determining prices used in our reserve reports, in accordance with SEC guidelines, CG&A uses the unweighted arithmetic average of the prices on the first day of each month in the 12-month period ended December 31, 2022, 2021 and 2020. These prices were $93.67, $66.56 and $39.57 per Bbl for crude oil and $6.358, $3.598 and $1.985 per MMBtu for natural gas, respectively, before adjustment for energy content, gathering, transportation and processing fees and basis differential adjustments. The average adjusted prices realized over the remaining lives of the Company’s assets by CG&A were $94.59, $66.10 and $38.08 per barrel of crude oil, $36.69, $29.76 and $12.27 per barrel of NGL and $4.871, $0.786 and -$1.304 per Mcf of natural gas as of December 31, 2022, 2021 and 2020, respectively. These prices should not be interpreted as a prediction of future prices. The amounts shown do not give effect to non-property-related expenses, such as corporate general and administrative expenses and debt service, or to DD&A.

Production, Revenue and Price History

For a description of historical production, revenues, average sales prices and unit costs of the Company, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations.”

The following tables summarize the average net sales volumes, average unhedged sales prices by product and lease operating expenses of the Company for the years ended December 31, 2022, 2021 and 2020:

	Year Ended December 31, 2022
	Crude Oil		NGL		Natural Gas		Total
	Sales Volumes	Average Sales Price	Sales Volumes	Average Sales Price	Sales Volumes	Average Sales Price	Sales Volumes	Average Sales Price	Lease Operating Expense
	(MBbl)	($/Bbl)	(MBbl)	($/Bbl)	(MMcf)	($/Mcf)	(MBoe)	($/Boe)	($/Boe)
	7,562	$94.61	821	$35.67	3,323	$5.36	8,937	$84.56	$7.79
Average net daily sales volumes (Boepd)							24,485

	Year Ended December 31, 2021
	Crude Oil		NGL		Natural Gas		Total
	Sales Volumes	Average Sales Price	Sales Volumes	Average Sales Price	Sales Volumes	Average Sales Price	Sales Volumes	Average Sales Price	Lease Operating Expense
	(MBbl)	($/Bbl)	(MBbl)	($/Bbl)	(MMcf)	($/Mcf)	(MBoe)	($/Boe)	($/Boe)
	3,002	$70.10	224	$35.11	1,020	$3.88	3,396	$64.82	$7.38
Average net daily sales volumes (Boepd)							9,304

	Year Ended December 31, 2020
	Crude Oil		NGL		Natural Gas		Total
	Sales Volumes	Average Sales Price	Sales Volumes	Average Sales Price	Sales Volumes	Average Sales Price	Sales Volumes	Average Sales Price	Lease Operating Expense
	(MBbl)	($/Bbl)	(MBbl)	($/Bbl)	(MMcf)	($/Mcf)	(MBoe)	($/Boe)	($/Boe)
	634	$37.96	38	$14.06	199	$1.04	705	$34.94	$10.68
Average net daily sales volumes (Boepd)							1,925

Productive Wells

Productive wells consist of producing wells and wells capable of production, including natural gas wells awaiting pipeline connections to commence deliveries and crude oil wells awaiting connection to production facilities. Gross wells are the total number of producing wells in which HighPeak Energy holds an interest, and net wells are the sum of the fractional working interests owned in gross wells. The following table sets forth information relating to the productive wells in which HighPeak Energy holds a working interest as of December 31, 2022.

	Crude Oil			Natural Gas
	Gross	Net	Average Working Interest	Gross	Net	Average Working Interest
Horizontal:
Operated	158	147.7	93%	—	—	n/a
Non-operated	3	0.1	5%	—	—	n/a
Vertical:
Operated	121	117.6	97%	5	3.8	75%
Non-operated	56	14.3	26%	—	—	n/a
Total:
Operated	279	265.3	95%	5	3.8	75%
Non-operated	59	14.4	24%	—	—	n/a

Acreage

The following table sets forth certain information regarding the total developed and undeveloped acreage in which HighPeak Energy holds an interest as of December 31, 2022. Approximately 56% of the net acreage of HighPeak Energy was held by production as of December 31, 2022.

Developed Acres(1)(4)		Undeveloped Acres(4)		Total Acres
Gross Acres(2)	Net Acres(3)	Gross Acres(2)	Net Acres(3)	Gross Acres(2)	Net Acres(3)
62,931	57,146	62,799	50,558	125,730	107,704

(1)	Developed acres are acres spaced or assigned to productive wells or wells capable of production.
(2)	A gross acre is an acre in which HighPeak Energy holds a working interest. The number of gross acres is the total number of acres in which HighPeak Energy holds a working interest.

(3)

A net acre is deemed to exist when the sum of the fractional ownership working interests in gross acres equals one. The number of net acres is the sum of the fractional working interests owned in gross acres expressed as whole numbers and fractions thereof.

(4)	Minor amounts of our developed and undeveloped acres do not cover all formation depths in underlying acreage.

Undeveloped Acreage Expirations

The following table sets forth the number of total net undeveloped acres as of December 31, 2022 across HighPeak Energy’s properties that will expire in 2023, 2024, 2025, 2026, 2027 and thereafter, unless production is established within the spacing units covering the acreage prior to the expiration dates or unless such leasehold rights are extended or renewed.

2023	19,391
2024	12,082
2025	12,774
2026	49
2027	22
Thereafter	3,370
47,688

With respect to the 19,391 net acres expiring in 2023 across our properties, HighPeak Energy intends to retain substantially all 19,391 net acres through initiating completion operations of existing wells and the drilling of new wells, with the remaining net acreage being retained either through lease renewals or extensions. HighPeak Energy intends to retain substantially all of its undeveloped acreage through its development plan. Please see “Item 1A. Risk Factors – Risks Related to Our Business – Certain of the undeveloped leasehold acreage of HighPeak Energy’s assets is subject to leases that will expire over the next several years unless production is established on units containing the acreage or the leases are renewed.”

Drilling Activities

The following table describes new development and exploratory/extension wells drilled within the Company’s assets during the years ended December 31, 2022 and 2021 and the period from August 22, 2020 through December 31, 2020 (Successor), and the period from January 1, 2020 through August 22, 2020 (Predecessor). The information should not be indicative of future performance, nor should it be assumed there is necessarily any correlation among the number of productive wells drilled, quantities of reserves found or economic value. As of December 31, 2022 and not included in the following table, were 11 gross (10.7 net) wells in the process of being drilled and 54 gross (46.8 net) wells either waiting on completion or in various stages of completion operations. As of December 31, 2022, HighPeak Energy was running a six-rig program. The Company expects to average four to five (4-5) drilling rigs and two to three (2-3) frac crews during 2023 under our current development plan. Our development program may change based on capital availability and other factors.

	Year Ended December 31, 2022 (Successor)		Year Ended December 31, 2021 (Successor)		Period from August 22, 2020 through December 31, 2020 (Successor)		Period from January 1, 2020 through August 21, 2020 (Predecessor)
	Gross	Net	Gross	Net	Gross	Net	Gross	Net
Development wells:
Productive	28	23.4	5	5.0	—	—	1	1.0
Dry	—	—	—	—	—	—	—	—
Exploratory/Extension wells:
Productive	64	54.8	25	19.5	14	13.8	6	6.0
Dry	—	—	—	—	—	—	—	—
Service wells:
Salt-Water Disposal	4	4.0	1	1.0	1	1.0	—	—

Delivery Commitments

Beginning October 2021, the Company has a minimum volume commitment under its crude oil marketing agreement in its Flat Top area whereby it must deliver minimum gross volumes to its central tank battery facilities of 5,000 Bopd for the first year, 7,500 Bopd for the second year and 10,000 Bopd for the remaining eight years of the contract. However, the Company has the ability under the contract to cumulatively bank excess volumes delivered to offset future minimum volume commitments. For the period from October 1, 2021 to December 31, 2022, the Company had delivered approximately 22,800 Bopd under the contract, banking excess volumes at the outset. There are no material commitments to deliver a fixed and determinable quantity of natural gas production from the Company’s assets to customers under existing contracts. Given the current production levels coupled with the wells planned to come on production in 2023 and beyond, the Company expects to meet the volume commitments under this agreement well in advance of the requirement.

Operations

General

As of December 31, 2022, HighPeak Energy’s properties consisted of 125,730 gross (107,704 net) acres with an average working interest of approximately 86%.

Facilities

Production facilities related to HighPeak Energy’s properties are located near the producing wells and consist of salt-water disposal wells and related facilities, a salt-water disposal pipeline systems throughout Flat Top and Signal Peak, storage tanks, two-phase and/or three-phase separation equipment, flowlines, metering equipment and safety systems. Predominant artificial lift methods include electrical submersible pumps, rod pumps and some plunger lifts. HighPeak Energy’s mostly contiguous acreage position allows for optimized capital expenditures for production facilities and associated water handling infrastructure.

Our properties are well serviced by existing crude oil, natural gas and water infrastructure and gathering systems. Currently, the majority of our crude oil production in Flat Top is transported by pipeline while the majority of our crude oil in Signal Peak is transported by truck.  The Company used a competitive bidding process that resulted in attractive terms relative to market indices. The natural gas production from our properties is gathered by third-party processors with the majority of the natural gas production currently processed to extract NGL. The extracted liquids and residue natural gas are sold to various intrastate and interstate markets on a competitive pricing basis.

Marketing and Customers

The following table sets forth the percentage of revenues attributable to customers who have accounted for 10% or more of revenues attributable to the Company’s assets during the years ended December 31, 2022, 2021 and 2020.

	Years Ended December 31,
Major Customers	2022	2021	2020
DK Trading & Supply, LLC (“Delek”)	88%	94%	80%
Enlink Crude Purchasing, LLC	*	*	17%

* Less than 10%.

No other purchaser accounted for 10% or more of revenue attributable to the Company’s assets on a combined basis in the years ended December 31, 2022, 2021 or 2020. The loss of any such purchaser could adversely affect revenues attributable to the Company’s assets in the short term. Please see “Risk Factors—Risks Related to Our Business—HighPeak Energy depends upon a small number of significant purchasers for the sale of most of its crude oil, NGL and natural gas production. The loss of one or more of such purchasers could, among other factors, limit HighPeak Energy’s access to suitable markets for the crude oil, NGL and natural gas it produces.”

For crude oil sales, HighPeak Energy currently is party to a ten-year contract with Delek, with production from Flat Top being mostly piped sales through a crude oil gathering system. Currently, the majority of our crude oil sales from Signal Peak are being trucked. The Flat Top crude oil contract is at known and published indices with a fixed primary term and an evergreen option thereafter. The contract contains a minimum volume commitment that commenced on October 1, 2021 based on the gross barrels delivered at the Company’s central tank battery facilities and is 5,000 Bopd for the first year, 7,500 Bopd for the second year and 10,000 Bopd for the remaining eight years of the contract. However, the Company has the ability under the contract to cumulatively bank excess volumes delivered to offset future minimum volume commitments. For the period from October 1, 2021 to December 31, 2022, the Company has delivered approximately 22,800 Bopd under the contract. The remaining monetary commitment as of December 31, 2022, if the Company never delivers any additional volumes under the agreement, is approximately $18.3 million. In addition, HighPeak Energy sells its natural gas production from the Company’s assets to multiple third-party purchasers pursuant to the terms of natural gas processing and purchase contracts at varying rates. The natural gas production is gathered and processed under agreements with a primary term and generally an evergreen extension option.

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

There is also competition between crude oil and natural gas producers and other industries producing energy and fuel. For example, HighPeak Energy also faces indirect competition from alternative energy sources, including wind and solar. Furthermore, competitive conditions may be substantially affected by various forms of energy legislation and/or regulation considered from time to time by the governments of the United States and the jurisdictions in which HighPeak Energy operates, including recently passed legislation such as the IRA 2022. It is not possible to predict the nature of any such legislation or regulation which may ultimately be adopted or its effects upon HighPeak Energy’s future operations as related to the Company’s assets. Such laws and regulations may substantially increase the costs of developing crude oil and natural gas and may prevent or delay the commencement or continuation of a given operation. HighPeak Energy’s larger competitors may be able to absorb the burden of existing, and any changes to, federal, state and local laws and regulations more easily than HighPeak Energy can, which would adversely affect HighPeak Energy’s competitive positions, as applicable. See “Item 1A. Risk Factors—Risks Related to Our Business—Competition in the crude oil and natural gas industry is intense, which will make it more difficult for HighPeak Energy to acquire properties, market crude oil or natural gas and secure trained personnel.”

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

Water Discharges, Fluid Disposal and NORM

The Water Pollution Control Act, also known as the Clean Water Act (“CWA”) and comparable state laws impose restrictions and strict controls regarding the discharge of pollutants, including produced waters and other crude oil and natural gas wastes, into or near navigable waters. The discharge of pollutants into regulated waters is prohibited, except in accordance with the terms of a permit issued by the EPA or the state. The discharge of dredge and fill material in regulated waters, including wetlands, is also prohibited, unless authorized by a permit issued by the U.S. Army Corps of Engineers (the “Corps”). The scope of jurisdiction under the CWA has been subject to several rulemakings by the EPA in recent years and is subject to ongoing litigation; additionally, in January 2023, the EPA and Corps published a final rule establishing a definition of “waters of the United States” based on the broader pre-2015 definition and related regulatory guidance and case law. However, this rule is subject to multiple legal challenges, which could have an impact on the definition or its implementation. Additionally, the Supreme Court heard arguments on Sackett v. EPA in October 2022, and is expected to issue its decision in 2023. Therefore, the future reach of the CWA is uncertain at this time. To the extent any rule further expands the scope of the CWA’s jurisdiction, the Company could face increased costs and delays with respect to obtaining permits for dredge and fill activities in wetland areas. Obtaining permits has the potential to delay the development of crude oil and natural gas projects. These laws and any implementing regulations provide for administrative, civil and criminal penalties for any unauthorized discharges of crude oil and other substances in reportable quantities and may impose substantial potential liability for the costs of removal, remediation and damages.

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

In response to these concerns, some states, including Texas, have imposed additional requirements for the permitting of produced water disposal wells, such as volume and pressure limitations or seismicity thresholds for temporary cessations of activity. In September 2021, the Texas Railroad Commission (“TRRC”) issued a notice to operators in the city of Midland area to reduce daily injection volumes following multiple earthquakes above 3.5 magnitude over an 18-month period. The notice also required disposal well operators to provide injection data to TRRC staff to further analyze seismicity in the area. Subsequently, the TRRC ordered the indefinite suspension of all deep produced water injection wells in the area, effective December 31, 2021. The response area has since been expanded following an additional earthquake in December 2022 to cover an additional 17 wells. While the ultimate outcome of these outcomes is uncertain, the adoption and implementation of any new laws or regulations that restrict our operators’ ability to use hydraulic fracturing or dispose of produced water gathered from drilling and production activities by limiting volumes, disposal rates, disposal well locations or otherwise, or requiring them to shut down disposal wells, could have a material adverse effect on our business, financial condition and results of operations.

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

Air Emissions

The Clean Air Act (“CAA”) and comparable state laws restrict the emission of air pollutants from many sources (e.g., compressor stations), through the imposition of air emissions standards, construction and operating permitting programs and other compliance requirements. These laws and regulations may require the Company to obtain pre-approval for the construction or modification of certain projects or facilities expected to produce or significantly increase air emissions, obtain and strictly comply with stringent air permit requirements or utilize specific equipment or technologies to control emissions of certain pollutants. For example, in October 2015, the EPA lowered the National Ambient Air Quality Standard for ozone from 75 to 70 parts per billion and completed attainment/non-attainment designations in July 2018. While the EPA has determined that counties in which the Company currently operates are in attainment with the new ozone standards, these determinations may be revised in the future. Additionally, although the EPA announced in December 2020 that it intended to leave ozone NAAQS unchanged at 70 parts per billion, this decision has been subject to legal challenges, and the Biden Administration has announced plans to reconsider this standard. A final decision from the Biden Administration is not expected until 2023. Reclassification of areas or imposition of more stringent standards may make it more difficult to construct new facilities or modify existing facilities in these newly designated non-attainment areas and result in increased expenditures for pollution control equipment, the costs of which could be significant.

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

Regulation of Greenhouse Gas Emissions

At the federal level, no comprehensive climate change legislation has been implemented to date, though the recently-passed IRA 2022 advances numerous climate-related objectives. The EPA has, however, adopted rules under authority of the CAA that, among other things, establish prevention of significant deterioration (“PSD”) construction and Title V operating permit reviews for greenhouse gases (“GHG”) emissions from certain large stationary sources that are also potential major sources of certain principal, or criteria, pollutant emissions. Under these regulations, facilities required to obtain PSD permits must meet “best available control technology” standards for those GHG emissions. In addition, the EPA has adopted rules requiring the monitoring and annual reporting of GHG emissions from certain petroleum and natural gas system sources in the U.S., including, among others, onshore and offshore production facilities, which include certain of our operators’ operations. The EPA has expanded the GHG reporting requirements to all segments of the crude oil and natural gas industry, including gathering and boosting facilities as well as completions and workovers from hydraulically fractured crude oil wells.

Federal agencies also have begun directly regulating emissions of methane from crude oil and natural gas operations. For example, in June 2016, the EPA published New Source Performance Standards, known as Subpart OOOOa, that requires certain new, modified or reconstructed facilities in the crude oil and natural gas sector to reduce these methane gas emissions. Although, in September 2020, the Trump Administration published regulations to rescind methane specific requirements and remove the transmission and storage segments from the crude oil and natural gas source category, the U.S. Congress approved, and President Biden signed into law, a resolution under the Congressional Review Act to repeal the September 2020 revisions, effectively reinstating the prior standards. Additionally, in November 2021, the EPA issued a proposed rule that, if finalized, would establish OOOOb as a new source and OOOOc as first-time existing source standards of performance for methane and VOC emissions for crude oil and natural gas source category. Owners or operators of affected emission units or processes would have to comply with specific standards of performance that may include leak detecting using optical gas imaging and subsequent repair requirements, reduction of regulated emissions through capture and control systems, zero-emission requirements for certain equipment or processes, operations and maintenance requirements and requirements for “green well” completions. The EPA issued a supplemental proposal in November 2022, which, among other items, sets forth specific revisions strengthening the first nationwide emission guidelines for states to limit methane emissions from existing crude oil and natural gas facilities. The proposal also revises requirements for fugitive emissions monitoring and repair as well as equipment leaks and the frequency of monitoring surveys, establishes a “super-emitter” response program to timely mitigate emissions events as detected by governmental agencies or qualified third parties and provides additional options for the use of advanced monitoring to encourage the deployment of innovative technologies to detect and reduce methane emissions. The proposal is currently subject to public comment and is expected to be finalized in 2023; however, it is likely that these requirements will be subject to legal challenges. Several states have also adopted rules to control and minimize methane emissions from the production of crude oil and natural gas, and others have considered or may consider doing so in the future.

At the international level, in December 2015, the United States and 194 other participating countries adopted the Paris Agreement, which calls for each participating country to establish their own nationally determined standards for reducing carbon output. President Biden recommitted the United States to the Paris Agreement and, in April 2021, announced a goal of reducing again at the 26th Conference to the Parties on the UN Framework Convention on Climate Change (“COP26”), during which multiple announcements were made, including a call for parties to eliminate fossil fuel subsidies and pursue further action on non-CO2 GHGs. Relatedly, the United States and European Union jointly announced the launch of the “Global Methane Pledge,” which aims to cut global methane pollution at least 30% by 2030 relative to 2020 levels, including “all feasible reductions” in the energy sector. These goals were reaffirmed in November 2022 at the 27th Conference of the Parties to the United Nations Framework Convention on Climate Change (“COP27”), where countries were also called upon to accelerate efforts towards the phase-out of inefficient fossil fuel subsidies. The United States also announced, in conjunction with the European Union and other partner countries, that it would develop standards for monitoring and reporting methane emissions to help create a market for low methane-intensity natural gas. Although no firm commitment or timeline to phase out all fossil fuels was made at COP27, there can be no guarantee that countries will not seek to implement such a phase-out in the future. The impacts of these actions cannot be predicted at this time.

The adoption and implementation of any international, federal or state legislation or regulations that require reporting of GHGs or otherwise restrict emissions of GHGs could result in increased compliance costs or additional operating restrictions for our operators, and could have a material adverse effect on our business, financial condition and results of operations. On January 27, 2021, President Biden signed an executive order calling for substantial action on climate change, including, among other things, the increased use of zero-emissions vehicles by the federal government, the elimination of subsidies provided to the fossil fuel industry, and increased emphasis on climate-related risks across agencies and economic sectors. In August 2022, the IRA 2022 was signed into law, which amends the CAA to establish the first-ever federal fee on methane emissions that exceed certain thresholds from sources required to report their GHG emissions to the EPA, including certain crude oil and natural gas operations. The methane emissions charge will start in calendar year 2024 at $900 per ton of methane, increase to $1,200 in 2025, and be set at $1,500 for 2026 and subsequent years. The methane emissions fee could increase our operating costs. Additionally, the IRA 2022 appropriates significant federal funding for renewable energy initiatives and incentives, which could accelerate the transition away from fossil fuels and therefore reduce demand for our products and adversely affect our business and results of operations. Other actions taken by the Biden Administration, states, or local jurisdictions in the future, such as limitations or bans on products that rely on crude oil and natural gas, could also reduce demand for our products.

There is also a risk that financial institutions will be required to adopt policies that have the effect of reducing the funding provided to the fossil fuel sector. In late 2020, the Federal Reserve announced it has joined the Network for Greening the Financial System (“NGFS”), a consortium of financial regulators focused on addressing climate-related risks in the financial sector and, in November 2021, issued a statement in support of the efforts of the NGFS to identify key issues and potential solutions for the climate-related challenges most relevant to central banks and supervisory authorities. In January 2023, the Federal Reserve issued instructions for a pilot climate scenario analysis being undertaken by six of the United States’ largest banks, which is expected to conclude at the end of 2023. Limitation of investments in and financing for fossil fuel energy companies could result in the restriction, delay or cancellation of drilling programs or development or production activities. Ultimately, this could make it more difficult for operators to secure funding for exploration and production activities. Additionally, activist shareholders have introduced proposals that may seek to force companies to adopt aggressive emission reduction targets or restrict more carbon-intensive activities. While we cannot predict the outcomes of such actions, they could make it more difficult for operators to engage in exploration and production activities. In addition, the SEC has proposed rules that would require registrants to report climate-related risks and business strategies, and disclose information on Scope 1 and 2 GHG emissions and, in some cases, Scope 3 emissions. The final rule is expected in 2023 and the final form and substance of these requirements is not yet known. To the extent the rules impose additional reporting obligations, we could face increased costs. Finally, many scientists have concluded that increasing concentrations of GHG in the atmosphere may produce climate changes that have significant physical effects, such as increased frequency and severity of storms, droughts, floods and other climate events that could have an adverse effect on the Company’s operations. For more information, please see our risk factor titled “The operations of HighPeak Energy are subject to a variety of risks arising from climate change.”

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

Endangered Species Act and Migratory Birds

The Endangered Species Act (“ESA”) and (in some cases) comparable state laws were established to protect endangered and threatened species. Pursuant to the ESA, if a species is listed as threatened or endangered, restrictions may be imposed on activities adversely affecting that species’ habitat. The U.S. Fish and Wildlife Service (“FWS”) may designate critical habitat and suitable habitat areas that it believes are necessary for survival of a threatened or endangered species. A critical habitat or suitable habitat designation could result in further material restrictions to land use and may materially delay or prohibit land access for crude oil and natural gas development. Moreover, as a result of a settlement approved by the U.S. District Court for the District of Columbia in September 2011, the FWS was required to make a determination on listing of more than 250 species as endangered or threatened under the ESA by no later than completion of the agency’s 2017 fiscal year. The agency missed the deadline but continues to review species for listing under the ESA. Similar protections are offered to migratory birds under the Migratory Bird Treaty Act (“MBTA”). The federal government in the past has pursued enforcement actions against crude oil and natural gas companies under the MBTA after dead migratory birds were found near reserve pits associated with drilling activities. Although the Department of Interior under the Trump Administration issued a rulemaking revoking its prior enforcement policy and concluded that an incidental take is not a violation of the MBTA, the Biden Administration has published a final rule rescinding this rulemaking, in addition to publishing an advanced notice of proposed rulemaking to codify a new definition for take that includes such incidental take as a violation of the MBTA. In any event, the identification or designation of previously unprotected species as threatened or endangered in areas where underlying property operations are conducted could cause increased costs arising from species protection measures or could result in limitations on development activities that could have an adverse impact on the ability to develop and produce reserves within the Company’s assets. For example, a review is currently pending to determine whether the dunes sagebrush lizard should be listed and, in November 2022 the FWS listed two distinct population segments of the lesser prairie-chicken under the ESA. If these species or others are listed, the FWS and similar state agencies may designate critical or suitable habitat areas that they believe are necessary for the survival of threatened or endangered species. If a portion of the Company’s assets were to be designated as a critical or suitable habitat, it could adversely impact the value of the Company’s assets.

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

As of December 31, 2022, we employed forty-seven full-time employees dedicated to operating the Company’s assets. In connection with the HighPeak business combination, the Company acquired the entity that employs the employees dedicated to operating its assets and retained such employees that are necessary to efficiently operate its assets. None of these employees are covered by collective bargaining agreements, and we consider our employee relations to be good.

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

We are providing the following summary of the risk factors contained in this Annual Report to enhance the readability and accessibility of our risk factor disclosures. We encourage our stockholders to carefully review the full risk factors contained in this Annual Report in their entirety for additional information regarding the risks and uncertainties that could cause our actual results to vary materially from recent results or from our anticipated future results.

Risks Related to Our Business

●

Crude oil, NGL and natural gas prices are volatile. Sustained volatility, or declines in, crude oil, NGL and natural gas prices could adversely affect HighPeak Energy’s business, financial condition and results of operations and its ability to meet its capital expenditure obligations and other financial commitments.

●

Reserve estimates depend on many assumptions that may turn out to be inaccurate. Any material inaccuracies in reserve estimates or underlying assumptions will materially affect the quantities and present value of reserves.

●

HighPeak Energy’s development projects and acquisitions will require substantial capital expenditures. HighPeak Energy may be unable to obtain required capital or financing on satisfactory terms, including as a result of recent increases in cost of capital resulting from Federal Reserve policies or otherwise, which could reduce its ability to access or increase production and reserves.

●	Our existing and future indebtedness may adversely affect our cash flows and ability to operate our business, remain in compliance and repay our debt.
●

We may not be able to generate sufficient cash to pay, when due, the principal of, interest on or other amounts due in respect of our indebtedness and may be forced to take other actions to satisfy our obligations under our debt agreements, which may not be successful.

●

HighPeak Energy has experienced periods of higher costs as commodity prices have risen and inflation may adversely affect our operating results, which negatively impacts our profitability, cash flow and ability to complete development activities as planned. Continuing or worsening inflationary issues and associated changes in monetary policy have resulted in and may result in additional increases to the cost of our goods, services and personnel, which in turn could cause our capital expenditures and operating costs to rise.

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

●	Certain factors could require HighPeak Energy to shut-in production or cease its capital expenditure program.
●

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

●

Restrictions in the Credit Agreement, the indentures governing the 10.000% Senior Notes and the 10.625% Senior Notes and any future debt agreements could limit HighPeak Energy’s growth and ability to engage in certain activities.

●

Any significant reduction in HighPeak Energy’s borrowing base under the Credit Agreement as a result of periodic borrowing base redeterminations or otherwise may negatively impact HighPeak Energy’s ability to fund its operations.

●	Hedging transactions expose HighPeak Energy to counterparty credit risk and may become more costly or unavailable.
●	The standardized measure of estimated reserves may not be an accurate estimate of the current fair value of estimated crude oil and natural gas reserves.
●

Properties that HighPeak Energy acquires may not produce as projected, and HighPeak Energy may be unable to determine reserve potential, identify liabilities associated with such properties or obtain protection from sellers against such liabilities.

●	Adverse weather conditions may negatively affect HighPeak Energy’s operating results and ability to conduct drilling activities.
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

●

The unavailability or high cost of drilling rigs, equipment, supplies, personnel, frac crews and oilfield services due to commodity price volatility or supply constraints as a result of the conflict in Ukraine, the COVID-19 pandemic, rising interest rates and associated policies of the Federal Reserve could adversely affect HighPeak Energy’s ability to execute its development plans within its budget and on a timely basis and consequently could materially and adversely affect our cash flows and results of operations.

●	The IRA 2022 could accelerate the transition to a low carbon economy and could impose new costs on our operations.
●	HighPeak Energy may be involved in legal proceedings that could result in substantial liabilities.
●	Should our operators fail to comply with all applicable regulatory agency administered statutes, rules, regulations and orders, our operators could be subject to substantial penalties and fines.
●	The operations of HighPeak Energy are subject to a variety of risks arising from climate change.
●

Federal, state and local legislative and regulatory initiatives relating to hydraulic fracturing could result in increased costs and additional operating restrictions or delays in the completion of crude oil and natural gas wells and adversely affect HighPeak Energy’s production.

●	Continued increases in interest rates could adversely affect HighPeak Energy’s business.
●	HighPeak Energy’s business could be adversely affected by security threats, including cyber-security threats, and related disruptions.

Risks Related to Ownership of our Securities

●

We are evaluating strategic alternatives, including a possible sale of the Company, and there can be no assurance that we will be successful in identifying or completing any strategic alternative transactions, that any such strategic alternative transactions will result in additional value for our shareholders or that the process will not have an adverse impact on our business and shareholders.

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

Risks Related to Our Business

Crude oil, NGL and natural gas prices are volatile. Sustained volatility, or declines in, crude oil, NGL and natural gas prices could adversely affect HighPeak Energy’s business, financial condition and results of operations and its ability to meet its capital expenditure obligations and other financial commitments.

The prices HighPeak Energy receives for its crude oil, NGL and natural gas production heavily influence its revenue, profitability, access to capital, future rate of growth and the carrying value of its properties. The markets for crude oil and natural gas have been volatile historically and are likely to remain volatile in the future. For example, during the period from January 1, 2018 through December 31, 2022, the calendar month average NYMEX WTI crude oil price per Bbl ranged from a low of $16.70 to a high of $114.34, and the last trading day NYMEX natural gas price per MMBtu ranged from a low of $1.50 to a high of $9.35. For the month of April 2020, the calendar month average NYMEX WTI crude oil price was $16.70 per Bbl and the last trading day NYMEX natural gas price was $1.63 per MMBtu. One of the factors which caused the fall in prices was OPEC+ being unable to reach an agreement on production levels for crude oil, which resulted in Saudi Arabia and Russia initiating efforts to increase production. The convergence of these events, along with the significantly reduced demand because of the COVID-19 pandemic, created an unprecedented global crude oil and natural gas supply and demand imbalance, reduced global crude oil and natural gas storage capacity, caused crude oil and natural gas prices to decline significantly and resulted in continued volatility in crude oil, NGL and natural gas prices into the second quarter of 2020. Prices have recovered to pre-pandemic levels, with the calendar month average NYMEX WTI crude oil price of $76.52 per Bbl and the last trading day NYMEX natural gas price of $6.71 per MMBtu for the month of December 2022. However, there can be no certainty that commodity prices will sustain at these levels or continue to increase.

Likewise, NGL, which are made up of ethane, propane, isobutane, normal butane and natural gasoline, each of which has different uses and pricing characteristics, have also fluctuated widely during this period. The prices HighPeak Energy receives for its production, and the levels of HighPeak Energy’s production, will depend on numerous factors beyond HighPeak Energy’s control, which include the following:

●	worldwide and regional economic conditions, including rising interest rates and associated policies of the Federal Reserve, impacting the global supply and demand for crude oil, NGL and natural gas;
●	the price and quantity of foreign imports of crude oil, NGL and natural gas;
●

domestic and global political and economic conditions, such as the ongoing conflict in Ukraine, socio-political unrest and instability, terrorism or hostilities in or affecting other producing regions or countries, including the Middle East, Africa, South America and Russia;

●	the occurrence or threat of epidemic or pandemic diseases, such as the recent and ongoing outbreak of COVID-19, or any government response to such occurrence or threat;
●	actions of OPEC, its members and other state-controlled crude oil companies relating to crude oil price and production controls;
●	the level of global exploration, development and production;
●	the level of global inventories;
●	prevailing prices, and expectations regarding future prices, on local price indexes in the areas in which HighPeak Energy operates;
●	the proximity, capacity, cost and availability of gathering and transportation facilities;
●	localized and global supply and demand fundamentals and transportation availability;
●	the cost of exploring for, developing, producing and transporting reserves;
●	weather conditions and natural disasters;
●	technological advances affecting energy consumption;
●	the price and availability of alternative fuels, including the potential acceleration of the development of alternative fuels as a result of the IRA 2022 or otherwise;
●	expectations about future commodity prices; and
●	U.S. federal, state and local and non-U.S. governmental regulation and taxes.

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

Numerous uncertainties are inherent in estimating quantities of crude oil and natural gas reserves. Our estimates of our SEC reserves are based upon average commodity prices over the prior 12 months, which may not reflect actual prices received for our production. For example, our reserve volumes and PV-10 as disclosed in this Annual Report are based on assumed commodity prices of $93.67 per Bbl of crude oil and $6.358 per MMBtu of natural gas as of December 31, 2022, which are substantially higher than the December 31, 2022 front-month forward pricing of $80.26 per Bbl of crude oil and $4.475 per Mcf of natural gas. Accordingly, you are cautioned not to place undue weight on our reserve volumes or PV-10 based on such pricing when evaluating our financial condition or an investment in our securities. The process of estimating crude oil and natural gas reserves is complex. It requires interpretations of available technical data and many assumptions, including assumptions relating to current and future economic conditions and commodity prices. Any significant inaccuracies in these interpretations or assumptions could materially affect the estimated quantities and present value of reserves. To prepare the reserve estimates included in this Annual Report, CG&A analyzed available geological, geophysical, production and engineering data and projected the production rates and timing of development expenditures. The extent, quality and reliability of this data can vary. The process also requires economic assumptions about matters such as crude oil and natural gas prices, drilling and operating expenses, capital expenditures, taxes and availability of funds.

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

HighPeak Energy’s development projects and acquisitions will require substantial capital expenditures. HighPeak Energy may be unable to obtain required capital or financing on satisfactory terms, including as a result of recent increases in the cost of capital resulting from Federal Reserve policies or otherwise, which could reduce its ability to access or increase production and reserves.

The crude oil and natural gas industry is capital-intensive. HighPeak Energy has evaluated multiple development scenarios under multiple potential commodity price assumptions. Under its current 2023 development program, HighPeak Energy would expect to incur approximately $1.1 to $1.2 billion of capital expenditures for drilling, completion, facilities and equipping costs and $50 - $60 million for field infrastructure, land and other costs. The ability to make these capital expenditures will be highly dependent on the price of crude oil and available funding of HighPeak Energy. Commodity prices have recovered from their April 2020 lows, with the calendar month average NYMEX WTI price of $76.52 per Bbl and last trading day NYMEX natural gas price of $6.712 per MMBtu for the month of December 2022. HighPeak Energy ran a four-rig program during the first half of 2022 and increased to a six-rig program beginning in July 2022, subsequent to closing the Hannathon Acquisition. HighPeak Energy expects to average four to five (4-5) drilling rigs and two to three (2-3) frac crews during 2023. However, HighPeak Energy recognizes that commodity prices remain highly volatile and that its liquidity is limited, and as a result, there is no certainty that HighPeak Energy will operate a four to five (4-5) rig development program in the future.

HighPeak Energy expects to fund its forecasted capital expenditures with cash on its balance sheet, cash generated by operations, through borrowings under the Credit Agreement, proceeds from the issuance and sale of the 10.000% Senior Notes and the 10.625% Senior Notes and, depending on market circumstances, potential future debt or equity offerings. For terms of the Credit Agreement and the indentures governing the 10.000% Senior Notes and 10.625% Senior Notes, see Note 7 of Notes to Consolidated Financial Statements included in “Item 8. Financial Statements and Supplementary Data.”

Cash flows from operations are subject to significant uncertainty. As a result, the amount of liquidity that HighPeak Energy will have in the future is uncertain.

HighPeak Energy’s financing needs may require it to alter or increase its capitalization substantially through the issuance of debt or equity securities or the sale of assets. The availability and cost of these capital sources is cyclical, and these capital sources may not remain available, or we may not be able to obtain financing at a reasonable cost in the future. For example, due to the high levels of inflation in the U.S., the Federal Reserve and other central banks increased interest rates multiple times in 2022, once so far in 2023 and have indicated that such increases will continue further into 2023. Such increased interest rates may increase the cost of capital and prevent us from being able to obtain debt financing at favorable rates, or at all, which would materially impact our operations. In addition, conditions in the global capital markets have been volatile due to the conflict in Ukraine, the COVID-19 pandemic or otherwise, making terms for certain types of financing difficult to predict, and in certain cases, resulting in certain types of financing being unavailable. Further, the issuance of additional indebtedness would require that an additional portion of cash flow from operations be used for the payment of interest and principal on its indebtedness, thereby further reducing its ability to use cash flow from operations to fund working capital, capital expenditures and acquisitions. The issuance of additional equity securities would be dilutive to existing stockholders. The actual amount and timing of future capital expenditures may differ materially from estimates as a result of, among other things: commodity prices; actual drilling results; the availability of drilling rigs and other services and equipment; and regulatory, technological and competitive developments. A reduction in commodity prices from current levels may result in a decrease in actual capital expenditures, which would negatively impact HighPeak Energy’s ability to increase production.

HighPeak Energy’s cash flow from operations and access to capital are subject to several variables, including:

●	the prices at which HighPeak Energy’s production is sold;
●	proved reserves;
●	the amount of hydrocarbons HighPeak Energy is able to produce from its wells;
●	HighPeak Energy’s ability to acquire, locate and produce new reserves;
●	the amount of HighPeak Energy’s operating expenses;
●	cash settlements from HighPeak Energy’s derivative activities;
●	HighPeak Energy’s ability to obtain additional debt financing, including increases to the Credit Agreement;
●	the duration of economic uncertainty surrounding the COVID-19 pandemic;
●	the duration and scope of the ongoing war between Russia and Ukraine;
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

Should HighPeak Energy’s revenues or the borrowing base under the Credit Agreement decrease as a result of lower crude oil, NGL and natural gas prices, operational difficulties, declines in reserves or for any other reason, HighPeak Energy may have limited ability to obtain the capital necessary to sustain operations at expected levels. If additional capital is needed, HighPeak Energy may not be able to obtain debt or equity financing on terms acceptable to it, if at all, due to rising interest rates and associated policies of the Federal reserve, or otherwise. If cash flow generated by HighPeak Energy’s operations or available debt financing, including borrowings under the Credit Agreement, are insufficient to meet its capital requirements, the failure to obtain additional financing could result in a curtailment of the development of HighPeak Energy’s properties, which in turn could lead to a decline in reserves and production and could materially and adversely affect HighPeak Energy’s business, financial condition and results of operations. If HighPeak Energy seeks and obtains additional financing, subject to the restrictions in the instruments governing its existing debt, the addition of new debt to existing debt levels could intensify the operational risks that HighPeak Energy will face. Further, adding new debt could limit HighPeak Energy’s ability to service existing debt service obligations.

Our existing and future indebtedness may adversely affect our cash flows and ability to operate our business, remain in compliance and repay our debt.

As of December 31, 2022, we had $745.0 million of total indebtedness, including $225.0 million outstanding of our 10.000% Senior Notes, $250.0 million outstanding of our 10.625% Senior Notes and $270.0 million of indebtedness outstanding under our Credit Agreement, and available capacity under our Credit Agreement of $252.6 million. The entirety of our $745.0 million of total indebtedness is maturing in 2024. If (i) the terms of the 10.000% Senior Notes are not amended to extend the scheduled repayment thereof to no earlier than October 1, 2024 or (ii) the 10.000% Senior Notes are not redeemed or refinanced prior to October 1, 2023, then pursuant to the terms of the Credit Agreement, in each case, all our outstanding borrowings under the Credit Agreement will mature and become due on October 1, 2023.

Among other events of default, an event of default will occur under the Credit Agreement if HighPeak Energy should fail to make any payment (whether of principal or interest and regardless of amount) in respect of any material debt (including under the 10.000% Senior Notes and 10.625% Senior Notes), when and as the same shall become due and payable and such failure to pay continues beyond any applicable grace period, or any event or condition occurs that results in any material debt becoming due prior to its scheduled maturity or that enables or permits (with or without the giving of notice, the lapse of time or both) the holder or holders of any material debt or any trustee or agent on its or their behalf to cause any material debt to become due, or to require the redemption thereof or any offer to redeem to be made in respect thereof, prior to its scheduled maturity or require HighPeak Energy to make an offer in respect thereof and such event or condition continues beyond any applicable grace period. In the event of a default under these circumstances, lenders could terminate their commitments to lend or accelerate the loans and declare all amounts borrowed due and payable.

We may be unable to repay amounts due when they become due, and our ability to refinance our indebtedness on reasonable terms may be limited. Although our debt agreements contain restrictions on the incurrence of additional indebtedness, these restrictions are subject to several significant qualifications and exceptions, and any indebtedness incurred in compliance with these restrictions could be substantial, and some of which may be secured by our assets. Our current level of indebtedness could have important consequences, such as:

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
●

preventing us from raising the funds necessary to repurchase notes tendered to us if there is a change of control, which could constitute a default under the indentures governing the 10.000% Senior Notes and 10.625% Senior Notes and the Credit Agreement; and

●	decreasing our ability to compete effectively or operate successfully under adverse economic and industry conditions.

We may not be able to generate sufficient cash to pay, when due, the principal of, interest on or other amounts due in respect of our indebtedness and may be forced to take other actions to satisfy our obligations under our debt agreements, which may not be successful.

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

Our ability to restructure or refinance our indebtedness will depend on the condition of the capital markets and our financial condition at such time. Any refinancing of our indebtedness could be at higher interest rates and could require us to comply with more onerous covenants, which could further restrict our business operations. The terms of existing or future debt instruments, including the indentures governing the 10.000% Senior Notes and 10.625% Senior Notes, may restrict us from adopting some of these alternatives. In addition, any failure to make payments of interest or principal on our outstanding indebtedness on a timely basis would likely result in a reduction of our credit rating, which could harm our ability to incur additional indebtedness. In the absence of sufficient cash flows and capital resources, we could face substantial liquidity problems and might be required to dispose of material assets or operations to meet our debt service and other obligations. We may not be able to refinance our indebtedness, sell assets or issue equity, or borrow more funds on terms acceptable to us, if at all.

In addition, if we fail to comply with the covenants or other terms of our Credit Agreement, our lenders will have the right to accelerate the maturity of that debt and foreclose upon the collateral, if any, securing that debt. Realization of any of these factors could adversely affect our financial condition.

HighPeak Energy experiences periods of higher costs when commodity prices rise and inflation may adversely affect our operating results, which could negatively impact our profitability, cash flow and ability to complete development activities as planned. Continuing or worsening inflationary issues and associated changes in monetary policy have resulted in and may result in additional increases to the cost of our goods, services and personnel, which in turn could cause our capital expenditures and operating costs to rise.

Historically, capital and operating costs have risen during periods of increasing crude oil, NGL and natural gas prices. Inflationary factors such as increases in the labor costs, material costs and overhead costs may adversely affect our operating results. These cost increases have resulted from a variety of factors that HighPeak Energy will be unable to control, such as increases in the cost of electricity, steel and other raw materials; increased demand for labor, services and materials as drilling activity increases; and increased taxes. Such costs may rise faster than increases in HighPeak Energy’s revenue if commodity prices rise, thereby negatively impacting its profitability, cash flow and ability to complete development activities as scheduled and on budget. A high rate of inflation may have an adverse effect on HighPeak Energy’s operating results and this impact may be magnified to the extent that HighPeak Energy’s ability to participate in the commodity price increases is limited by its derivative activities, if any.

Although the U.S. inflation rate has been showing signs of cooling in the second half of 2022, it had been steadily increasing since 2021. These inflationary pressures have resulted in and may result in additional increases to the costs of our oilfield goods, services and personnel, which would in turn cause our capital expenditures and operating costs to rise. Sustained levels of high inflation have likewise caused the U.S. Federal Reserve and other central banks to increase interest rates multiple times in 2022 and the U.S. Federal Reserve has indicated its intention to continue to raise benchmark interest rates into 2023 in an effort to curb inflationary pressure on the costs of goods and services across the U.S., which could have the effects of raising the cost of capital and depressing economic growth, either of which—or the combination thereof—could hurt the financial and operating results of our business. To the extent elevated inflation remains, we may experience further cost increases for our operations, including oilfield services, labor costs and equipment if our drilling activity increases.

Higher crude oil and natural gas prices, continued inflation and supply chain issues as well as an increase in demand for services may cause the costs of materials and services to continue to rise. We cannot predict any future trends in the rate of inflation, and a significant increase in inflation, to the extent we are unable to recover higher costs through higher crude oil and natural gas prices and revenues, would negatively impact our business, financial condition and results of operations.

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

In late February 2022, Russian military forces commenced a military operation and invasion against Ukraine. The United States and other countries and certain international organizations have imposed broad-ranging and severe economic sanctions on Russia and certain Russian individuals, banking entities and corporations as a response, and additional sanctions may be imposed in the future. This conflict and the resulting sanctions and concerns regarding global energy security have contributed to increases and volatility in the prices for crude oil and natural gas. The length, impact, and outcome of the ongoing war between Russia and Ukraine is highly unpredictable, and such events or any further hostilities in Ukraine or elsewhere could severely impact the world economy and may adversely affect our financial condition. While the Company does not have operations overseas, the conflict elevates the likelihood of supply chain disruptions, heightened volatility in crude oil and natural gas prices and negative effects on our ability to raise additional capital when required and could have a material adverse impact on our business, financial condition or future results.

In addition, due to the above and other factors, crude oil and natural gas prices increased significantly during 2022, reaching a high of almost $128.00 per Bbl at one point, primarily due to global supply and demand imbalances. Currently, global crude oil inventories are low relative to historical levels and supply from OPEC+ and other crude oil producing nations are not expected to be sufficient to meet forecasted crude oil demand growth for the next few years. It is believed that many OPEC+ countries will be unable to increase their production levels or even produce at expected levels due to their lack of capital investments in developing incremental crude oil supplies over the past few years. In October 2022, OPEC+ determined to reduce production beginning in November 2022 through December 2023 by 2 million Bopd, due to the uncertainty surrounding the global economic and crude oil market outlooks. Furthermore, sanctions and import bans on Russian crude oil have been implemented by various countries in response to the war in Ukraine, further impacting global crude oil supply. Still, crude oil and natural gas prices have recently declined from the highs experienced in second quarter of 2022 and could decrease or increase with any changes in demand due to, among other things, uncertainty and volatility from global supply chain disruptions attributable to the pandemic, the ongoing conflict in Ukraine, international sanctions, speculation as to future actions by OPEC+, developing COVID-19 variants and the potential for a widespread COVID-19 outbreak, increasing inflation and government efforts to reduce inflation, and possible changes in the overall health of the global economy, including a prolonged recession. Further, the volatility in crude oil and natural gas prices could accelerate a transition away from fossil fuels, resulting in reduced demand over the longer term. To what extent these and other external factors (such as government action with respect to climate change regulation) ultimately impact our future business, liquidity, financial condition, and results of operations is highly uncertain and dependent on numerous factors, including future developments, which are not within our control and cannot be accurately predicted.

The marketability of HighPeak Energy’s production is dependent upon transportation, storage and other facilities, certain of which it does not control. If these facilities are unavailable, in whole or in part, HighPeak Energy’s operations could be interrupted, and its revenues reduced.

The marketability of HighPeak Energy’s crude oil and natural gas production depends in part upon the availability, proximity and capacity of transportation, processing and storage facilities owned and operated by third parties. Any significant interruption in service from, damage to, or lack of available capacity in these systems and facilities may result in the shutting-in of producing wells or the delay or discontinuance of development plans for our properties. Federal and state regulation of crude oil, NGL and natural gas production and transportation, tax and energy policies, changes in supply and demand, pipeline pressures, damage to or destruction of pipelines or processing facilities, infrastructure or capacity constraints, and general economic conditions could adversely affect our ability to produce, gather, process, transport or market crude oil, NGLs and natural gas. In addition, even if these systems and facilities remain open generally, certain quality specifications implemented thereby may restrict our ability to utilize such systems and facilities. Further, insufficient production from wells to support the construction of pipeline facilities by purchasers or a significant disruption in the availability of HighPeak Energy’s or third-party transportation facilities or other production facilities could adversely impact HighPeak Energy’s ability to deliver to market or produce crude oil and natural gas and thereby cause a significant interruption in HighPeak Energy’s operations. If, in the future, HighPeak Energy is unable, for any sustained period, to implement acceptable delivery or transportation arrangements or encounters production related difficulties, it may be required to shut-in or curtail production. Any such shut-in or curtailment, or an inability to obtain favorable terms for delivery of the crude oil and natural gas produced from HighPeak Energy’s fields, would materially and adversely affect its financial condition and results of operations.

Production may be interrupted, or shut-in, from time to time for numerous reasons, including as a result of weather conditions, accidents, loss of pipeline, gathering, processing or transportation system access or capacity, field labor issues or strikes, or we might voluntarily curtail production in response to market or other conditions. If a substantial amount of our production is interrupted at the same time, it could adversely affect our cash flows and results of operations.

Certain factors could require HighPeak Energy to shut-in production or cease its capital expenditure program.

During 2020, the reduction in global demand caused by COVID-19, coupled with the actions of foreign crude oil producers such as Saudi Arabia and Russia, materially decreased global crude oil prices and generated a surplus of crude oil. This significant surplus created a saturation of storage and caused imminent crude storage constraints, which led to, and in the future may further lead to the shut-in of production of our wells due to the lack of sufficient markets or the lack of availability and capacity of processing, gathering, storing and transportation systems. Additionally, several state crude oil and natural gas authorities, including the TRRC, implemented or considered implementing crude oil and natural gas production limits in an effort to stabilize declining commodity prices. To the extent adopted, such production limits could not only reduce our revenue, but also, if wells are required to be shut-in for extended periods of time due to such production limits, result in expenditures related to well plugging and abandonment. Cost increases necessary to bring wells back online may be significant enough that such wells would become uneconomic at low commodity price levels, which may lead to decreases in HighPeak Energy’s proved reserve estimates and potential impairments and associated charges to its earnings. HighPeak Energy curtailed the majority of its production in April 2020. However, prices increased, and HighPeak Energy management began returning its wells to production in mid-July 2020. As of December 31, 2022, HighPeak Energy was running a six-rig program and expects to average four to five (4-5) drilling rigs and two to three (2-3) frac crews during 2023 under our current development plan. HighPeak Energy will continue to monitor the extent by which prices continue to increase and/or stabilize as we execute our capital expenditure program. Any shut-in or curtailment of the crude oil, NGL and natural gas produced from HighPeak Energy’s fields could adversely affect its financial condition and results of operations.

Certain of the undeveloped leasehold acreage of HighPeak Energy’s assets is subject to leases that will expire over the next several years unless production is established on units containing the acreage or the leases are renewed.

As of December 31, 2022, approximately 56% of HighPeak Energy’s acreage was held by production. The leases for net acreage not held by production will expire at the end of their primary term unless production is established in paying quantities under the units containing these leases or the leases are extended or renewed. From 2023 through 2025, approximately 18%, 11% and 12%, respectively, of the acreage associated with the leases are set to expire. If the leases expire and HighPeak Energy is unable to renew the leases, HighPeak Energy will lose its right to develop the related properties. Although HighPeak Energy intends to hold substantially all these leases through its development drilling program or extend substantially all the net acreage associated with identified drilling locations through a combination of exploratory and development drilling, a portion of such leases may be extended or renewed. Additionally, any payments related to such extensions or renewals may be more than anticipated. Please see “Items 1 and 2: Business and Properties—Reserve Data—Undeveloped Acreage Expirations” for more information regarding acreage expirations and our plans for extending our acreage. HighPeak Energy’s ability to drill and develop its acreage and establish production to maintain its leases depends on a number of uncertainties, including crude oil, NGL and natural gas prices, the availability and cost of capital, drilling and production costs, availability of drilling services and equipment, drilling results, lease expirations, gathering system and pipeline transportation constraints, access to and availability of water sourcing, frac sand and distribution systems, regulatory approvals and other factors.

Certain factors could require HighPeak Energy to write-down the carrying values of its crude oil and natural gas properties, including commodity prices decreasing to a level such that future undiscounted cash flows from its properties are less than their carrying value.

Accounting rules require that HighPeak Energy periodically review the carrying value of its properties for possible impairment. Based on prevailing commodity prices and specific market factors and circumstances at the time of prospective impairment reviews, and the continuing evaluation of development plans, production data, economics and other factors, HighPeak Energy may be required to write-down the carrying value of its properties. A write-down constitutes a non-cash impairment charge to earnings. Historically, crude oil, NGL and natural gas prices have been volatile. For example, during the period from January 1, 2018 through December 31, 2022, the calendar month average NYMEX WTI crude oil price per Bbl ranged from a low of $16.70 to a high of $114.34, and the last trading day NYMEX natural gas price per MMBtu ranged from a low of $1.50 to a high of $9.35.

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

Use of new technologies may not prove successful and could result in significant cost overruns or delays or reductions in production, and, in extreme cases, the sidetracking or abandonment of a well. In addition, certain of the new techniques HighPeak Energy adopts may cause irregularities or interruptions in production due to offset wells being shut-in and the time required to drill and complete multiple wells before any such wells begin producing. Furthermore, the results of drilling in new or emerging formations are more uncertain initially than drilling results in areas that are more developed and have a longer history of established production. Newer and emerging formations and areas have limited or no production history and, consequently, HighPeak Energy may be more limited in assessing future drilling results in these areas. If its drilling results are less than anticipated, the return on investment for a particular project may not be as attractive as anticipated, and HighPeak Energy could incur material write downs of unevaluated properties and the value of undeveloped acreage could decline in the future.

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

Further, many factors may curtail, delay or cancel scheduled drilling operations, including:

●	delays imposed by, or resulting from, compliance with regulatory requirements, including the IRA 2022, limitations on wastewater disposal, emission of GHGs and hydraulic fracturing;
●	pressure or irregularities in geological formations;
●	shortages of or delays in obtaining equipment and qualified personnel or in obtaining water for hydraulic fracturing activities;
●	equipment failures, accidents or other unexpected operational events;
●	lack of available gathering facilities or delays in construction of gathering facilities;
●	lack of available capacity on interconnecting transmission pipelines;
●	lack of availability of water and electricity;
●	adverse weather conditions;
●	issues related to compliance with environmental regulations;
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

From time to time, HighPeak Energy has entered into and may in the future enter into certain crude oil, natural gas or produced water gathering or transportation agreements, natural gas processing agreements, NGL transportation agreements, produced water disposal agreements or similar commercial arrangements with midstream companies and contracts to provide sand or other drilling and completion or operating supplies. Certain of these agreements require HighPeak Energy to meet minimum volume commitments, often regardless of actual throughput.

In May 2021, the Company entered into a crude oil marketing contract with Delek as the purchaser and DKL Permian Gathering, LLC (“DKL”) as the gatherer and transporter. The contract includes the Company’s current and future crude oil production from the majority of its horizontal wells in Flat Top where DKL is constructing a crude oil gathering system and custody transfer meters to most of the Company’s central tank batteries. The contract contains a minimum volume commitment commencing October 2021 based on the gross barrels delivered at the Company’s central tank battery facilities and is 5,000 Bopd for the first year, 7,500 Bopd for the second year and 10,000 Bopd for the remaining eight years of the contract. However, the Company has the ability under the contract to cumulatively bank excess volumes delivered to offset future minimum volume commitments. For the period from October 1, 2021 to December 31, 2022, the Company has delivered approximately 22,800 Bopd under the contract. The remaining monetary commitment as of December 31, 2022, if the Company never delivers any additional volumes under the agreement, is approximately $18.3 million.

The Company is party to an agreement whereby it has agreed to purchase at least 600,000 tons of sand over a two-year period beginning at the commencement date of the sand mine being operational, which was late in the second quarter of 2022. There are stipulations in the agreement that reduce this commitment should we experience a downturn in crude oil prices. As of December 31, 2022, the Company has purchased approximately 279,000 tons of sand under the contract.  However, generally if the Company never takes delivery of any additional sand under the agreement, the monetary commitment that remains as of December 31, 2022 is approximately $4.6 million.

If HighPeak Energy has insufficient production to meet the minimum volume commitments under any of these agreements or if HighPeak Energy fails to take delivery of supplies which it committed to, HighPeak Energy’s cash flow from operations will be reduced, which may require HighPeak Energy to reduce or delay its planned investments and capital expenditures, or seek alternative means of financing, all of which may have a material adverse effect on HighPeak Energy’s results of operation.

Restrictions in the Credit Agreement, the indentures governing the 10.000% Senior Notes and the 10.625% Senior Notes and any future debt agreements could limit HighPeak Energy’s growth and ability to engage in certain activities.

The terms and conditions governing the Credit Agreement, the 10.000% Senior Notes and the 10.625% Senior Notes currently, and any future additional indebtedness are expected to:

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

Our debt instruments also contain provisions that could have the effect of making it more difficult for a third party to acquire control of us. The Credit Agreement and the indentures governing the 10.000% Senior Notes and the 10.625% Senior Notes provide that a change of control constitutes an event of default and would permit the lenders to declare the indebtedness thereunder to be immediately due and payable. Our future credit facilities may contain similar provisions. The need to repay all such indebtedness may deter potential third parties from acquiring us.

HighPeak Energy’s ability to meet its expenses and its current and future debt obligations and comply with the covenants and restrictions contained therein will depend on its future performance, which will be affected by financial, business, economic, industry, regulatory and other factors, many of which are beyond HighPeak Energy’s control. If market or other economic conditions deteriorate, HighPeak Energy’s ability to comply with these covenants may be impaired. HighPeak Energy cannot be certain that its cash flow will be sufficient to enable it to pay the principal and interest on its debt and meet its other obligations. If HighPeak Energy does not have enough money, HighPeak Energy may be required to refinance all or part of its debt, sell assets, borrow more money or raise equity. HighPeak Energy may not be able to refinance its debt, sell assets, borrow more money or raise equity on terms acceptable to it, or at all. For example, HighPeak Energy’s future debt agreements may require the satisfaction of certain conditions, including coverage and leverage ratios, to borrow money. HighPeak Energy’s future debt agreements may also restrict the payment of dividends and distributions by certain of its subsidiaries to it, which could affect its access to cash. In addition, HighPeak Energy’s ability to comply with the financial and other restrictive covenants in the agreements governing its indebtedness will be affected by the levels of cash flow from operations and future events and circumstances beyond HighPeak Energy’s control. Breach of these covenants or restrictions could result in an event of default under HighPeak Energy’s existing and/or future financing arrangements, which, if not cured or waived, could permit the lenders to accelerate all indebtedness outstanding thereunder. Upon acceleration, the debt would become immediately due and payable, together with accrued and unpaid interest, and any lenders’ commitment to make further loans to HighPeak Energy may terminate. Even if new financing were then available, it may not be on terms that are acceptable to HighPeak Energy. Additionally, upon the occurrence of an event of default under HighPeak Energy’s financing agreements, the affected lenders may exercise remedies, including through foreclosure, on the collateral, if any, securing any such secured financing arrangements. Moreover, any subsequent replacement of HighPeak Energy’s financing arrangements may require it to comply with more restrictive covenants which could further restrict business operations.

Any significant reduction in HighPeak Energy’s borrowing base under the Credit Agreement as a result of periodic borrowing base redeterminations or otherwise may negatively impact HighPeak Energy’s ability to fund its operations.

The Company had a borrowing base of $550.0 million and aggregate elected commitments of $525.0 million with respect to the Credit Agreement as of December 31, 2022. The Credit Agreement limits the amounts HighPeak Energy can borrow up to the lesser of (i) the aggregate elected commitments of the lenders and (ii) a borrowing base amount, which the lenders will in good faith periodically redetermine, in accordance with their respective usual and customary crude oil and natural gas lending criteria, based upon the loan value of the proved crude oil and natural gas reserves located within the geographic boundaries of the United States included in the most recent reserve report provided to the lenders.

The Credit Agreement requires scheduled semi-annual borrowing base redeterminations based on updated reserve reports. Additionally, the borrowing base is subject to unscheduled reductions due to certain issuances of new junior lien indebtedness, unsecured indebtedness or subordinated indebtedness, certain sales or acquisitions of borrowing base properties or early monetizations or terminations of certain hedge or swap positions. A reduced borrowing base could render HighPeak Energy unable to access adequate funding under the Credit Agreement. Additionally, if the aggregate amount outstanding under the Credit Agreement exceeds the borrowing base at any time, HighPeak Energy would be required to repay any indebtedness in excess of the borrowing base or to provide mortgages on additional borrowing base properties to eliminate such excess. As a result of a mandatory prepayment and/or reduced access to funds under the Credit Agreement, HighPeak Energy may be unable to implement its drilling and development plan, make acquisitions or otherwise carry out business plans, which would have a material adverse effect on its financial condition and results of operations.

Hedging transactions expose HighPeak Energy to counterparty credit risk and may become more costly or unavailable.

HighPeak is required under the Credit Agreement and indentures governing the 10.000% Senior Notes and the 10.625% Senior Notes to hedge certain quantities of its projected crude oil production, in the case of the Credit Agreement, if its ratio of debt to EBITDAX is greater than a certain ratio. Hedging transactions expose HighPeak Energy to risk of financial loss if a counterparty fails to perform under a derivative contract. Disruptions in the financial markets could lead to sudden decreases in a counterparty’s liquidity, which could make them unable to perform under the terms of the derivative contract and HighPeak Energy may not be able to realize the benefit of the derivative contract. Derivative instruments also expose HighPeak Energy to the risk of financial loss in some circumstances, including when there is an increase in the differential between the underlying price in the derivative instrument and actual prices received or there are issues with regard to legal enforceability of such instruments.

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

In addition, derivative arrangements could limit the benefits to be received from increases in the prices for natural gas, NGL and crude oil, which could also have an adverse effect on HighPeak Energy’s financial condition. If natural gas, NGL or crude oil prices upon settlement of derivative swap contracts exceed the price at which commodities have been hedged, HighPeak Energy will be obligated to make cash payments to counterparties, which could, in certain circumstances, be significant.

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

Standardized measure is a reporting convention that provides a common basis for comparing crude oil and natural gas companies subject to the rules and regulations of the SEC. Standardized measure requires historical twelve-month pricing as required by the SEC as well as operating and development costs prevailing as of the date of computation. For example, our reserve volumes and PV-10 as disclosed in this Annual Report are based on assumed commodity prices of $93.67 per Bbl of crude oil and $6.358 per MMBtu of natural gas as of December 31, 2022, which are substantially higher than December 31, 2022 front-month forward pricing of $80.26 per Bbl of crude oil and $4.475 per Mcf of natural gas. Consequently, it may not reflect the prices ordinarily received or that will be received for crude oil and natural gas production because of varying market conditions, nor may it reflect the actual costs that will be required to produce or develop the crude oil and natural gas properties. As a result, estimates included in this Annual Report of future net cash flow may be materially different from the future net cash flows that are ultimately received. Therefore, the standardized measure of estimated reserves included in this Annual Report should not be construed as an accurate estimate of the current fair value of such proved reserves. Accordingly, you are cautioned not to place undue weight on our reserve volumes or PV-10 based on such pricing when evaluating our financial condition or an investment in our securities.

You should not assume the present value of future net revenues from the reserves presented in this Annual Report is the current market value of the estimated reserves of our assets. Actual future prices and costs may differ materially from those used in the present value estimate. If spot prices are below such calculated amounts, using more recent prices in estimating proved reserves may result in a reduction in proved reserve volumes due to economic limits.

Properties that HighPeak Energy acquires may not produce as projected, and HighPeak Energy may be unable to determine reserve potential, identify liabilities associated with such properties or obtain protection from sellers against such liabilities.

During 2022, HighPeak Energy entered into multiple unrelated agreements to effect certain bolt-on acquisitions from various third parties as well as adding certain undeveloped acreage, all which have closed as of December 31, 2022, whereby it acquired a number of crude oil and natural gas properties, which aggregated to approximately 45,101 net acres. To the extent some of these acquisitions included current producing crude oil and natural gas properties, acquiring crude oil and natural gas properties requires HighPeak Energy to assess reservoir and infrastructure characteristics, including such assets and/or other recoverable reserves, future crude oil and natural gas prices and their applicable differentials, development and operating costs, and potential liabilities, including environmental liabilities. In connection with these assessments, HighPeak Energy performs a review of the subject properties that it believes to be generally consistent with industry practices. Such assessments are inexact and inherently uncertain. For these reasons, the properties that HighPeak Energy acquired, or may acquire in the future, may not produce as expected. In connection with the assessments, HighPeak Energy performs a review of the subject properties, but such a review may not reveal all existing or potential problems. In the course of due diligence, HighPeak Energy may not review every well, pipeline or associated facility. HighPeak Energy cannot necessarily observe structural and environmental problems, such as groundwater contamination, when a review is performed. HighPeak Energy may be unable to obtain contractual indemnities from the seller for liabilities created prior to HighPeak Energy’s purchase of the property. HighPeak Energy may be required to assume the risk of the physical condition of the properties in addition to the risk that the properties may not perform in accordance with its expectations. Additionally, the success of future acquisitions will depend on HighPeak Energy’s ability to integrate effectively the then-acquired business into its then-existing operations. The process of integrating acquired assets may involve unforeseen difficulties and may require a disproportionate amount of managerial and financial resources. HighPeak Energy’s failure to achieve consolidation savings, to incorporate the additionally acquired assets into its then-existing operations successfully, or to minimize any unforeseen operational difficulties, or the failure to acquire future assets at all, could have a material adverse effect on its financial condition and results of operations.

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

HighPeak Energy is not the operator on all its acreage or drilling locations, and there is no assurance that it will operate all HighPeak Energy’s other future drilling locations. As a result, HighPeak Energy will have limited ability to exercise influence over the operations of the drilling locations operated by its partners and there is the risk that HighPeak Energy’s partners may at any time have economic, business or legal interests or goals that are inconsistent with ours. Furthermore, the success and timing of development activities operated by its partners will depend on several factors that will be largely outside of HighPeak Energy’s control, including:

●	the timing and amount of capital expenditures;
●	the operator’s expertise and financial resources;
●	the approval of other participants in drilling wells;

●	the selection of technology; and
●	the rate of production of reserves, if any.

This limited ability to exercise control over the operations and associated costs of some of HighPeak Energy’s drilling locations could prevent the realization of targeted returns on capital in drilling or acquisition activities. Further, HighPeak Energy may be liable for certain financial obligations of the operator of a well in which it owns a working interest to the extent such operator becomes insolvent and cannot satisfy such obligations. Similarly, HighPeak Energy may be liable for certain obligations of contractors to the extent such contractor becomes insolvent and cannot satisfy their obligations. The satisfaction of such obligations could have a material adverse effect on HighPeak Energy’s financial condition. For more information about certain of HighPeak Energy’s assets, see the sections entitled “Items 1 and 2. Business and Properties” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

Water and sand are an essential component of crude oil and natural gas production during the hydraulic fracturing process, and to a lesser extent, drilling operations. Drought conditions have persisted in the areas where the Company’s assets are located in past years. Such drought conditions can lead governmental authorities to restrict the use of water, subject to their jurisdiction, for hydraulic fracturing to protect local water supplies. Although HighPeak Energy may enter into a long-term contract for the supply of water, it currently procures local water for drilling on a well-to-well basis and currently recycles a significant portion of its produced water for completion operations. If HighPeak Energy is unable to obtain water to use in operations, it may need to be obtained from non-local sources and transported to drilling sites, resulting in increased costs, or HighPeak Energy may be unable to economically produce crude oil and natural gas, which could have a material and adverse effect on its financial condition, results of operations and cash flows.

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

As of December 31, 2022, the Company’s assets contained 61,700 MBoe of proved undeveloped reserves, or PUDs, consisting of 50,971 MBbls of crude oil, 6,401 MBbls of NGL and 25,969 MMcf of natural gas. Development of these proved undeveloped reserves may take longer and require higher levels of capital expenditures than anticipated. Estimated future development costs relating to the development of such PUDs at December 31, 2022 are approximately $934.3 million over the next five (5) years. HighPeak Energy’s ability to fund these expenditures is subject to several risks. See “—HighPeak Energy’s development projects and acquisitions will require substantial capital expenditures. HighPeak Energy may be unable to obtain required capital or financing on satisfactory terms, which could reduce its ability to access or increase production and reserves.” Delays in the development of reserves, increases in costs to drill and develop such reserves or decreases in commodity prices will reduce the value of the estimated PUDs and future net revenues estimated for such reserves and may result in some projects becoming uneconomic. In addition, delays in the development of reserves could cause HighPeak Energy to have to reclassify PUDs as unproved reserves. Furthermore, there is no certainty that HighPeak Energy will be able to convert PUDs to developed reserves or that undeveloped reserves will be economically viable or technically feasible to produce.

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

HighPeak Energy expects to sell its production to a relatively small number of customers, as is customary in the crude oil and natural gas business. For the years ended December 31, 2022 and 2021, there was one purchaser that accounted for approximately 88% and 94%, respectively, and the year ended December 31, 2020, there were two purchasers who accounted for approximately 97% of the total revenue attributable to the Company’s assets. No other purchaser accounted for 10% or more of such revenues during such period. The loss of any such greater than 10% purchaser could adversely affect HighPeak Energy’s revenues in the short term. See the section entitled “Items 1 and 2: Business and Properties—Operations—Marketing and Customers” for additional information. HighPeak Energy expects to depend upon these or other significant purchasers for the sale of most of its crude oil and natural gas production. HighPeak Energy cannot ensure that it will continue to have ready access to suitable markets for its future crude oil and natural gas production.

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

Properties that HighPeak Energy decides to drill that do not yield crude oil or natural gas in commercially viable quantities will adversely affect its results of operations and financial condition. There is no way to predict in advance of drilling and testing whether any particular prospect will yield crude oil or natural gas in sufficient quantities to recover drilling or completion costs or to be economically viable. The use of micro-seismic data and other technologies and the study of producing fields in the same area will not enable HighPeak Energy to know conclusively prior to drilling whether crude oil or natural gas will be present or, if present, whether crude oil or natural gas will be present in commercial quantities. HighPeak Energy cannot assure you that the analogies drawn from available data from other wells, more fully explored prospects or producing fields will be applicable to its drilling prospects. Further, HighPeak Energy’s drilling operations may be curtailed, delayed or cancelled as a result of numerous factors, including:

●	unexpected drilling conditions;
●	title issues;
●	pressure or lost circulation in formations;
●	equipment failures or accidents;
●	adverse weather conditions;
●	compliance with, or changes in, environmental and other governmental or contractual requirements, including the IRA 2022; and
●	increases in the cost of, and shortages or delays in the availability of, electricity, supplies, materials, drilling or workover rigs, equipment and services.

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

The success of completed acquisitions will depend on HighPeak Energy’s ability to integrate effectively the acquired business into its then-existing operations. The process of integrating acquired businesses may involve unforeseen difficulties and may require a disproportionate amount of its managerial and financial resources. In addition, possible future acquisitions may be larger and for purchase prices significantly higher than those paid for earlier acquisitions. No assurance can be given that it will be able to identify additional suitable acquisition opportunities, negotiate acceptable terms, obtain financing for acquisitions on acceptable terms or successfully acquire identified targets. HighPeak Energy’s failure to achieve consolidation savings, to integrate the acquired businesses and assets, including those from the Hannathon and Alamo Acquisitions, into its then-existing operations successfully or to minimize any unforeseen operational difficulties could have a material adverse effect on its financial condition and results of operations.

In addition, the Credit Agreement and the indentures governing the 10.000% Senior Notes and the 10.625% Senior Notes impose certain limitations on HighPeak Energy’s ability to enter into mergers or combination transactions and on HighPeak Energy’s and its restricted subsidiaries’ ability to incur certain indebtedness, which could indirectly limit its ability to acquire assets and businesses.

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

The unavailability or high cost of drilling rigs, equipment, supplies, personnel, frac crews and oilfield services due to commodity price volatility or supply constraints as a result of the conflict in Ukraine, the COVID-19 pandemic, rising interest rates and associated policies of the Federal Reserve could adversely affect HighPeak Energy’s ability to execute its development plans within its budget and on a timely basis and consequently could materially and adversely affect our cash flows and results of operations.

The demand for drilling rigs, pipe and other equipment and supplies, as well as for qualified and experienced field personnel to drill wells and conduct field operations, geologists, geophysicists, engineers and other professionals in the crude oil and natural gas industry, can fluctuate significantly, often in correlation with crude oil, NGL and natural gas prices, causing periodic shortages of equipment, supplies and needed personnel. Additionally, supply constraints due to the conflict in Ukraine, the COVID-19 pandemic, rising interest rates and associated policies of the Federal Reserve has increased the cost of oilfield services. HighPeak Energy’s operations are concentrated in areas in which oilfield activity levels have previously increased rapidly. If that were to happen again, demand for drilling rigs, equipment, supplies and personnel may increase the costs for these services. Access to transportation, processing and refining facilities in these areas may become constrained resulting in higher costs and reduced access for those items. Historically, crude oil, NGL and natural gas prices have been volatile. For example, during the period from January 1, 2018 through December 31, 2022, the calendar month average NYMEX WTI crude oil price per Bbl ranged from a low of $16.70 to a high of $114.34, and the last trading day NYMEX natural gas price per MMBtu ranged from a low of $1.50 to a high of $9.35. For the month of April 2020, the calendar month average NYMEX WTI crude oil price was $16.70 and last trading day NYMEX natural gas price was $1.63 per MMBtu. However, prices have since increased. To the extent commodity prices improve in the future, the demand for and prices of these goods and services are likely to increase and HighPeak Energy could encounter delays in or an inability to secure the personnel, equipment, power, services, resources and facilities access necessary for it to resume or increase HighPeak Energy’s development activities, which could result in production volumes being below its forecasted volumes. In addition, any such negative effect on production volumes, or significant increases in costs, could have a material adverse effect on cash flow and profitability. Furthermore, if it is unable to secure a sufficient number of drilling rigs at reasonable costs, HighPeak Energy may not be able to drill all its acreage before its leases expire.

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

The IRA 2022 could accelerate the transition to a low carbon economy and could impose new costs on our operations.

In August 2022, President Biden signed the IRA 2022 into law. The IRA 2022 contains hundreds of billions in incentives for the development of renewable energy, clean hydrogen, clean fuels, electric vehicles and supporting infrastructure and carbon capture and sequestration, amongst other provisions. In addition, the IRA 2022 imposes the first ever federal fee on the emission of greenhouse gases through a methane emissions charge. The IRA 2022 amends the federal Clean Air Act to impose a fee on the emission of methane from sources required to report their GHG emissions to the EPA, including those sources in the onshore petroleum and natural gas production categories. The methane emissions charge would start in calendar year 2024 at $900 per ton of methane, increase to $1,200 in 2025, and be set at $1,500 for 2026 and each year after. Calculation of the fee is based on certain thresholds established in the IRA 2022. In addition, the multiple incentives offered for various clean energy industries referenced above could further accelerate the transition of the economy away from the use of fossil fuels towards lower- or zero-carbon emissions alternatives. This could decrease demand for crude oil and natural gas, increase our compliance and operating costs and consequently adversely affect our business.

In addition, fuel conservation measures, alternative fuel requirements and increasing consumer demand for alternatives to crude oil, NGL and natural gas could reduce demand for crude oil, NGL and natural gas. The IRA 2022 incentives discussed above could further accelerate the transition of our economy to alternatives to crude oil, NGL and natural gas. The impact of the changing demand for crude oil, NGL and natural gas may have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

In the United States, no comprehensive climate change legislation has been implemented at the federal level, though federal law such as the IRA 2022 advances numerous climate-related objectives. However, with the U.S. Supreme Court finding that GHG emissions constitute a pollutant under the CAA, the EPA has adopted rules that, among other things, establish construction and operating permit reviews for GHG emissions from certain large stationary sources, require the monitoring and annual reporting of GHG emissions from certain petroleum and natural gas system sources in the United States, and together with the DOT, implement GHG emissions limits on vehicles manufactured for operation in the United States. The regulation of methane from crude oil and natural gas facilities has been subject to uncertainty in recent years. Although, in September 2020, the Trump Administration revised prior promulgated regulations to rescind certain methane standards and remove the transmission and storage segments from the source category for certain regulations, the U.S. Congress approved, and President Biden signed into law, a resolution under the Congressional Review Act to repeal the September 2020 revisions, effectively reinstating the prior standards. Additionally, in November 2021, the EPA issued a proposed rule that, if finalized, would establish OOOOb as new source and OOOOc as first-time existing source standards of performance for methane and VOC emissions for the crude oil and natural gas source category. Owners or operators of affected emission units or processes would have to comply with specific standards of performance that may include leak detection using optical gas imaging and subsequent repair requirements, reduction of regulated emissions through capture and control systems, zero-emission requirements for certain equipment or processes, operations and maintenance requirements and requirements for “green well” completions. The EPA’s supplemental proposal on these requirements was issued in 2022, and the final rule is expected in 2023; however, it will likely be subject to legal challenge. Separately, various states and groups of states have adopted or are considering adopting legislation, regulations or other regulatory initiatives that are focused on such areas as GHG cap and trade programs, carbon taxes, reporting and tracking programs, and restriction of emissions. At the international level, the United Nations-sponsored “Paris Agreement” requires member states to submit non-binding, individually-determined reduction goals every five years after 2020. President Biden has recommitted the United States to the Paris Agreement and in April 2021, announced a goal of reducing the United States’ emissions by 50-52% below 2005 levels by 2030. In November 2021, the international community gathered again in Glasgow at COP26, during which multiple announcements were made, including a call for parties to eliminate certain fossil fuel subsidies and pursue further action on non-CO2 GHGs. Relatedly, the United States and European Union jointly announced the launch of the “Global Methane Pledge,” which aims to cut global methane pollution at least 30% by 2030 relative to 2020 levels, including “all feasible reductions” in the energy sector. These goals were reaffirmed at COP27, and countries were called upon to accelerate their efforts, though no firm commitments were made. The impacts of these actions cannot be predicted at this time. For more information, see the section entitled “Items 1 and 2. Business and Properties—Regulation of Environmental and Occupational Safety and Health Matters— Regulation of Greenhouse Gas Emissions.”

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

There are also increasing financial risks for fossil fuel producers as shareholders currently invested in fossil-fuel energy companies concerned about the potential effects of climate change may elect in the future to shift some or all their investments into other sectors. Institutional lenders who provide financing to fossil-fuel energy companies also have become more attentive to sustainable lending practices and some of them may elect not to provide funding for fossil fuel energy companies. For example, at COP26, the Glasgow Financial Alliance for Net Zero (“GFANZ”) announced that commitments from over 450 firms across 45 countries had resulted in over $130 trillion in capital committed to net zero goals. The various sub-alliances of GFANZ generally require participants to set short-term, sector-specific targets to transition their financing, investing and/or underwriting activities to net zero by 2050. There is also a risk that financial institutions will be required to adopt policies that have the effect of reducing the funding provided to the fossil fuel sector. In late 2020, the Federal Reserve announced it has joined the NGFS and, in November 2021, issued a statement in support of the efforts of the NGFS to identify key issues and potential solutions for the climate-related challenges most relevant to central banks and supervisory authorities. In September 2022, the Federal Reserve announced that six of the U.S.’ largest banks will participate in a pilot climate scenario analysis exercise, expected to be launched in early 2023, to enhance the ability of firms and supervisors to measure and manage climate-related financial risk. Limitation of investments in and financing for fossil fuel energy companies could result in the restriction, delay or cancellation of drilling programs or development or production activities. In addition, the SEC proposed a rule requiring registrants to make certain climate-related disclosures, including emissions data. The final rule is expected in 2023, and we cannot predict its final form or substance. To the extent the rules impose additional reporting obligations, we could face increased costs. Additionally, we cannot predict how financial institutions and investors might consider any information disclosed under a final rule when making investment decisions, and as a result it is possible that we could face increases with respect to the costs of, or restrictions imposed on, our access to capital. For more information, see the section entitled “Items 1 and 2. Business and Properties—Regulation of Environmental and Occupational Safety and Health Matters— Regulation of Greenhouse Gas Emissions.”

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

Finally, many scientists have concluded that increasing concentrations of GHG in the atmosphere may produce climate changes that have significant physical effects, such as increased frequency and severity of storms, droughts, floods and other climate events that could have an adverse effect on HighPeak Energy’s operations. If such effects were to occur, our development and production operations have the potential to be adversely affected. Potential adverse effects could include damages to our facilities from powerful winds or rising waters in low lying areas, disruption of our production activities either because of climate related damages to our facilities or in our costs of operation potentially arising from such climatic effects, less efficient or non-routine operating practices necessitated by climate effects or increased costs for insurance coverage in the aftermath of such effects. Significant physical effects of climate change could also have an indirect effect on our financing and operations by disrupting the transportation or process-related services provided by midstream companies, service companies or suppliers with whom we have a business relationship or by reducing demand for fossil fuels we provide, such as to the extent warmer winters reduce the demand for energy for heating purposes. We may not be able to recover through insurance some or any of the damages, losses or costs that may result from potential physical effects of climate change. At this time, we have not developed a comprehensive plan to address the legal, economic, social or physical impacts of climate change on our operations. If we are forced to shut-in production, we will likely incur greater costs to bring the associated production back online. Cost increases necessary to bring the associated wells back online may be significant enough that such wells would become uneconomic at low commodity price levels, which may lead to decreases in our proved reserve estimates and potential impairments and associated charges to our earnings.

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

Moreover, some states and local governments have adopted, and other governmental entities are considering adopting, regulations that could impose more stringent permitting, disclosure and well-construction requirements on hydraulic fracturing operations, including states in which our properties are located. For example, Texas, among others, has adopted regulations that impose new or more stringent permitting, disclosure, disposal and well construction requirements on hydraulic fracturing operations. States could also elect to prohibit high volume hydraulic fracturing altogether. In addition to state laws, local land use restrictions, such as city ordinances may restrict drilling in general and/or hydraulic fracturing in particular. If new or more stringent federal, state or local legal restrictions relating to the hydraulic fracturing process are adopted in areas where HighPeak Energy will operate, it could incur potentially significant added costs to comply with such requirements, experience delays or curtailment in the pursuit of development activities, and perhaps even be precluded from drilling wells. For more information, see the section entitled “Items 1 and 2. Business and Properties—Regulation of Environmental and Occupational Safety and Health Matters— Hydraulic Fracturing Activities.”

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

In addition, a number of lawsuits have been filed in some states, including Texas, alleging that disposal well operations have caused damage to neighboring properties or otherwise violated state and federal rules regulating waste disposal. In response to these concerns, regulators in some states are seeking to impose additional requirements, including requirements in the permitting of produced water disposal wells or otherwise to assess the relationship between seismicity and the use of such wells. For example, Texas has imposed certain limits on the permitting or operation of disposal wells in areas with increased instances of induced seismic events. In some instances, regulators may also order that disposal wells be shut-in. In September 2021, the TRRC issued a notice to operators in the city of Midland area to reduce daily injection volumes following multiple earthquakes above a 3.5 magnitude over an 18-month period. The notice also required disposal well operators to provide injection data to TRRC staff to further analyze seismicity in the area. Subsequently, the TRRC ordered the indefinite suspension of all deep crude oil and natural gas produced water injection wells in the area, effective December 31, 2021. The response area was expanded to cover an additional 17 wells following another earthquake in December 2022.

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

HighPeak Energy will require continued access to capital and its business and operating results could be harmed by factors such as the availability, terms of and cost of capital, increases in interest rates or a reduction in credit rating. HighPeak Energy uses, and expects to continue to use debt financing, including borrowings under the Credit Agreement, to finance a portion of its future growth, and these changes could cause its cost of doing business to increase, limit its ability to pursue acquisition opportunities, reduce cash flow used for drilling and place HighPeak Energy at a competitive disadvantage. Recent and continuing disruptions and volatility in the global financial markets may lead to a contraction in credit availability impacting its ability to finance its operations. A significant reduction in cash flows from operations or the availability of credit could materially and adversely affect its ability to achieve its planned growth and operating results.

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

Crude oil and natural gas operations in HighPeak Energy’s operating areas may be adversely affected by seasonal or permanent restrictions on drilling activities designed to protect various wildlife. Such restrictions may limit HighPeak Energy’s ability to operate in protected areas and can intensify competition for drilling rigs, oilfield equipment, services, supplies and qualified personnel, which may lead to periodic shortages when drilling is allowed. These constraints and the resulting shortages or high costs could delay HighPeak Energy’s operations or materially increase its operating and capital costs. Permanent restrictions imposed to protect threatened or endangered species, other protected species (such as migratory birds), or their habitat could prohibit drilling in certain areas or require the implementation of expensive mitigation measures. The designation of previously unprotected species in areas where HighPeak Energy operates as threatened or endangered could cause it to incur increased costs arising from species protection measures or could result in limitations on its activities that could have a material and adverse impact on its ability to develop and produce reserves. For example, a review is currently pending to determine whether the dunes sagebrush lizard should be listed and, in November 2022, the FWS listed two distinct population segments of the lesser prairie-chicken under the ESA. If these species or others are listed, the FWS and similar state agencies may designate critical or suitable habitat areas that they believe are necessary for the survival of threatened or endangered species. Such a designation could materially restrict use of or access to federal, state and private lands. To the extent species are listed under the ESA or similar state laws, or previously unprotected species are designated as threatened or endangered in areas where our properties are located, operations on those properties could incur increased costs arising from species protection measures and face delays or limitations with respect to production activities thereon. For more information, see the section entitled “Items 1 and 2. Business and Properties—Regulation of Environmental and Occupational Safety and Health Matters— Endangered Species Act and Migratory Birds.”

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

HighPeak Energy’s management does not expect that HighPeak Energy’s internal and disclosure controls will prevent all possible error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. In addition, the design of a control system must reflect the fact that there are resource constraints and the benefit of controls must be relative to their costs. Because of the inherent limitations in all control systems, an evaluation of controls can only provide reasonable assurance that all material control issues and instances of fraud, if any, at HighPeak Energy have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Further, controls can be circumvented by the individual acts of some persons or by collusion of two or more persons. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Because of inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

HighPeak Energy’s business could be adversely affected by security threats, including cyber-security threats, and related disruptions.

HighPeak Energy relies heavily on its information systems, and the availability and integrity of these systems is essential to conducting HighPeak Energy’s business and operations. As a producer of crude oil and natural gas, HighPeak Energy faces various security threats, including cyber-security threats, to gain unauthorized access to its sensitive information or to render its information or systems unusable, and threats to the security of its facilities and infrastructure or third-party facilities and infrastructure, such as gathering and processing and other facilities, refineries and pipelines. This risk may be heightened as a result of an increased remote working environment, similar to the one created by the COVID-19 outbreak in 2020. The potential for such security threats subjects its operations to increased risks that could have a material adverse effect on its business, financial condition, results of operations and cash flows.

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

Risks Related to Ownership of our Securities

We are evaluating strategic alternatives, including a possible sale of the Company, and there can be no assurance that we will be successful in identifying or completing any strategic alternative transactions, that any such strategic alternative transactions will result in additional value for our shareholders or that the process will not have an adverse impact on our business and shareholders.

Our Board continues to evaluate a range of strategic alternative transactions to maximize shareholder value, including a potential sale of the Company. These transactions could include, but are not limited to, acquisitions, debt refinancing transactions, asset divestitures, monetization of intellectual property, and mergers, reverse mergers or other business combinations.

In connection with our announcement that the Board was considering strategic alternatives we issued a press release and an investor presentation which contains forward-looking guidance on forecasted operating results, costs and activities, including without limitation, our future expected production results, price realizations, operating expenses, capital expenditures and drilling activity. This forward-looking guidance represents our management’s estimates as of the date thereof, and is based upon a number of assumptions that are inherently uncertain and is subject to numerous business, economic, competitive, financial and regulatory risks, including the risks described in the “Risk Factors” section herein. Many of these risks are beyond our control, such as declines in commodity prices and the speculative nature of estimating crude oil, NGL and natural gas reserves and in projecting future rates of production. If any of these risks and uncertainties actually occur or the assumptions underlying our guidance are incorrect, our actual operating results, costs and activities may be materially and adversely different from our guidance. In addition, investors should also recognize that the reliability of any guidance diminishes the further in the future that the data is forecast. In light of the foregoing, investors are urged to put our guidance in context and not to place undue reliance upon it.

There can be no assurance that the review of strategic alternative transactions will result in the identification or consummation of any transaction. Our Board may also determine that our most effective strategy is to continue to effectuate our current business plan. The process of reviewing strategic alternative transactions may be time consuming and disruptive to our business operations and, if we are unable to effectively manage the process, our business, financial condition and results of operations could be adversely affected. We could incur substantial expenses associated with identifying and evaluating potential strategic alternative transactions. No decision has been made with respect to any transaction and we cannot assure you that we will be able to identify and undertake any transaction that allows our shareholders to realize an increase in the value of their common stock or provide any guidance on the timing of such action, if any.

We also cannot assure you that any potential transaction or other strategic alternatives, if identified, evaluated and consummated, will provide greater value to our shareholders than that reflected in the current price of our common stock. Any potential transaction would be dependent upon a number of factors that may be beyond our control, including, but not limited to, market conditions, industry trends, the interest of third parties in our business and the availability of financing to potential buyers on reasonable terms. We do not intend to comment regarding the evaluation of strategic alternative transactions until such time as our Board has determined the outcome of the process or otherwise has deemed that disclosure is appropriate or required by applicable law. As a consequence, perceived uncertainties related to our future may result in the loss of potential business opportunities and volatility in the market price of our common stock and may make it more difficult for us to attract and retain qualified personnel and business partners.

The HighPeak Group, including the Principal Stockholder Group, has significant influence over HighPeak Energy.

The HighPeak Group owns approximately 74% of HighPeak Energy’s common stock as of December 31, 2022. As long as the Principal Stockholder Group owns or controls a significant percentage of HighPeak Energy’s outstanding voting power, subject to the terms of the Stockholders’ Agreement (as defined below), they will have the ability to influence certain corporate actions requiring stockholder approval. Under the Stockholders’ Agreement, the Principal Stockholder Group will be entitled to nominate a specified number of directors for appointment to the Board so long as the Principal Stockholder Group meets certain ownership criteria outlined in the Stockholders’ Agreement. For more information about the Stockholders’ Agreement, see the section entitled “Certain Relationships and Related Transactions, and Director Independence.”

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

Although HighPeak Energy conducted due diligence on the Company’s assets in connection with their acquisitions, HighPeak Energy cannot assure you that this diligence revealed all material issues that may be present in the businesses of the Company’s assets, that it would be possible to uncover all material issues through a customary amount of due diligence, or that factors outside of HighPeak Energy’s control will not later arise. As a result, HighPeak Energy may be forced to later write-down or write-off assets, restructure HighPeak Energy’s operations, or incur impairment or other charges that could result in losses. Even if HighPeak Energy’s due diligence successfully identifies certain risks, unexpected risks may arise, and previously known risks may materialize in a manner not consistent with HighPeak Energy’s preliminary risk analysis. Even though these charges may be non-cash items and may not have an immediate impact on HighPeak Energy’s liquidity, the fact that HighPeak Energy reports charges of this nature could contribute to negative market perceptions about HighPeak Energy’s securities. In addition, charges of this nature may cause HighPeak Energy to be unable to obtain future financing on favorable terms or at all.

There is no guarantee that our warrants will be in the money at the time you choose to exercise them, and they may expire worthless.

The exercise price for our warrants is $11.50 per share of HighPeak Energy common stock, subject to certain adjustments. There is no guarantee that our warrants will be in the money at the time you choose to exercise them, and as such, our warrants may expire worthless.

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

There can be no assurance that HighPeak Energy common stock issued, including issuable upon exercise of our warrants, will remain listed on the Nasdaq, or that HighPeak Energy will be able to comply with the continued listing standards of the Nasdaq.

HighPeak Energy’s common stock and warrants are currently listed on the Nasdaq, which such listings includes its common stock or shares of its common stock issuable upon exercise of its warrants. If the Nasdaq delists HighPeak Energy’s common stock from trading on its exchange for failure to meet the listing standards, HighPeak Energy and its security holders could face significant material adverse consequences, such as:

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

Holders

As of March 2, 2023, there were 48 holders of record of HighPeak Energy common stock and 5 holders of record of HighPeak Energy’s warrants.

Dividend Policy

On July 6, 2021, the Company announced the initiation of a quarterly cash dividend in the amount of $0.025 per share of our common stock payable quarterly which began with the third quarter of 2021 and continued quarterly through the fourth quarter of 2022 and first quarter of 2023. The Company also approved a special dividend of $0.075 per share of common stock that was paid in July 2021. The decision to pay any future dividends is solely within the discretion of, and subject to approval by, our Board. Our Board’s determination with respect to any such dividends, including the record date, the payment date and the actual amount of the dividend, will depend upon our profitability and financial condition, contractual restrictions, restrictions imposed by applicable law and other factors that the Board deems relevant at the time of such determination. In addition, the Credit Agreement and the indentures governing the 10.000% Senior Notes and 10.625% Senior Notes place certain restrictions on our ability to pay cash dividends.

Stock Performance Graph

The following performance graph and related information shall not be deemed “soliciting material” or to be “filed” with the SEC, nor shall the information be incorporated by reference into any future filing under the Securities Act or Exchange Act except to the extent that the Company specifically incorporate it be reference to such filing.

The graph below compares the cumulative total stockholder return on the Company’s common stock during the period from August 24, 2020 through December 31, 2022, with cumulative total returns during the same period for the Standard & Poor’s (“S&P”) 500 Index and the S&P Oil and Gas Exploration & Production Index.

The stock price performance included in this graph is not necessarily indicative of future stock price performance.

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the other sections of this Annual Report, including but not limited to “Items 1 and 2. Business and Properties—Regulation of the Crude Oil and Natural Gas Industry.” Historical financial statements and related notes included elsewhere in this Annual Report. This discussion contains “forward-looking statements” reflecting our current expectations, estimates and assumptions concerning events and financial trends that may affect our future operating results or financial position. Actual results and the timing of events may differ materially from those contained in these forward-looking statements due to a number of factors. Factors that could cause or contribute to such differences include, but are not limited to, market prices for crude oil and natural gas, capital expenditures, economic and competitive conditions, regulatory changes and other uncertainties, as well as those factors discussed below and elsewhere in this Annual Report. Please read Cautionary Statement Concerning Forward-Looking Statements. Also, please read the risk factors and other cautionary statements described under “Part I, Item 1A. Risk Factors.” We assume no obligation to update any of these forward-looking statements, except as required by applicable law. See the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 filed with the SEC on March 7, 2022 for a discussion of the Company's 2021 results of operations compared with the Company's 2020 results of operations.

Overview

HighPeak Energy, Inc., a Delaware corporation, was formed in October 2019. The Company’s assets are located primarily in Howard and Borden Counties, Texas, and to a lesser extent Scurry and Mitchell Counties, which lie within the northeastern part of the crude oil-rich Midland Basin. As of December 31, 2022, the assets consisted of two highly contiguous leasehold positions of approximately 125,730 gross (107,704 net) acres, approximately 56% of which were held by production, with an average working interest of 86%. Our acreage is composed of two core areas, Flat Top to the north and Signal Peak to the south. We operate approximately 98% of the net acreage across the Company’s assets and more than 90% of the net operated acreage provides for horizontal wells with lateral lengths of 10,000 feet or greater. For the year ended December 31, 2022, approximately 94% and 6% of sales volumes from the assets were attributable to liquids (both crude oil and NGL) and natural gas, respectively. As of December 31, 2022, HighPeak Energy was developing its properties using six (6) drilling rigs and three (3) frac fleets and expects to average four to five (4-5) drilling rigs and two to three (2-3) frac crews during 2023.

The markets for the commodities produced by our industry strengthened in 2021 and remained strong in 2022 as a result of increased demand outpacing increased supply for each of the commodities we produce. Prices for the commodities produced by our industry improved from historic lows in 2020, with crude oil and natural gas prices reaching their highest average annual price since 2014. However, commodity markets, unavailability or high cost of drilling rigs, equipment, supplies, personnel, frac crews and oilfield services or supply constraints remain subject to heightened levels of uncertainty as a result of the conflict in Ukraine, the COVID-19 pandemic, rising interest rates and associated policies of the Federal Reserve, which could adversely affect HighPeak Energy’s ability to execute. Additionally, the COVID-19 pandemic remains a global health crisis and continues to evolve. Despite continuing impacts of these and other factors and future uncertainty, we expect to maintain our ability to sustain strong operational performance and financial stability while maximizing returns, improving leverage metrics, and increasing the value of our Midland Basin assets.  Additionally, the impact of inflation as well as rising interest rates continue to have a negative impact on our cash flows and results of operations.

Outlook

HighPeak Energy’s financial position and future prospects, including its revenues, operating results, profitability, liquidity, future growth and the value of its assets, depend heavily on prevailing commodity prices. The crude oil and natural gas industry is cyclical and commodity prices are highly volatile and subject to a high degree of uncertainty. For example, during the period from January 1, 2018 through December 31, 2022, the calendar month average NYMEX WTI crude oil price per Bbl ranged from a low of $16.70 to a high of $114.34, and the last trading day NYMEX natural gas price per MMBtu ranged from a low of $1.50 to a high of $9.35.

Based on first quarter 2023 commodity prices and other factors, the Company currently plans to average four to five (4-5) drilling rigs and two to three (2-3) frac fleets on its properties in the Permian Basin during 2023. However, there are many factors and consequences beyond the Company's control, such as policies of the Biden Administration, economic downturn or potential recession, geo-political risks and additional actions by businesses, OPEC and other cooperating countries, and governments in response to the COVID-19 pandemic, that may have an impact on the Company’s future results and drilling plans. For additional information on the risks, see “Part I, Item 1A. Risk Factors.” Given the dynamic nature of this situation, the Company is maintaining flexibility in its capital plan and will continue to evaluate drilling and completion activity on an economic basis, with future activity levels assessed monthly. Additionally, the Board is evaluating a range of strategic alternative transactions to maximize shareholder value, including the potential sale of the Company.

Strategic Alternatives.

On January 23, 2023, the Company announced the intention of its Board to initiate a process to evaluate certain strategic alternatives to maximize shareholder value, including a potential sale of the Company. The Company has not set a timetable for the conclusion of this review, nor has it made any decisions related to any further actions or potential strategic alternatives at this time. There can be no assurance that the review will result in any transaction or other strategic change or outcome. The Company does not intend to comment further until it determines that further disclosure is appropriate or necessary.

Acquisitions

During the year ended December 31, 2022, the Company incurred a total of $527.3 million in acquisition costs to acquire various crude oil and natural gas properties largely contiguous to its Signal Peak and Flat Top operating areas primarily in Howard and Borden counties, consisting of approximately 45,101 net acres and associated producing properties, water system infrastructure and in-field fluid gathering pipelines. Included in the acquisition costs is the issuance of 10,853,634 shares of HighPeak Energy common stock valued at $265.0 million on the respective closing dates. The acquisitions were accounted for as asset acquisitions and included approximately 31 gross (26.3 net) producing horizontal wells, 109 gross (87.8 net) producing vertical wells and six vertical salt-water disposal wells and related water system infrastructure as well as over 200 gross horizontal drilling locations targeting the Wolfcamp A, Wolfcamp D and Lower Spraberry formations.

Notes Offerings

In February 2022, the Company completed the private placement of $225.0 million aggregate principal amount of its 10.000% Senior Notes due February 2024, netting proceeds of approximately $202.9 million after giving effect to the original issue discount, placement agent compensation and fees and expenses. The proceeds of the offering were used for general corporate purposes.

In November 2022, the Company completed the private placement of $225.0 million aggregate principal amount of its 10.625% Senior Notes due November 2024, netting proceeds of approximately $200.7 million after giving effect to the original issue discount, placement agent compensation and fees and expenses. The proceeds of the offering were used for general corporate purposes.

On December 12, 2022, the Company completed the private placement of $25.0 million aggregate principal amount of its 10.625% Senior Notes due November 2024, netting proceeds of approximately $23.0 million after giving effect to the original issue discount, placement agent compensation and fees and expenses. The proceeds of the offering were used for general corporate purposes.

Impact of Hedging

In accordance with the Credit Agreement and the indentures governing the 10.000% Senior Notes and 10.625% Senior Notes, HighPeak Energy was required to and has entered into hedging arrangements. The Company’s outstanding crude oil derivative contracts and the weighted average crude oil prices per barrel for those contracts as of December 31, 2022 are as follows:

	2023
Crude Oil Price Swaps – WTI:	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Volume (MBbls)	900.0	546.0	276.0	—	1,722.0
Price per Bbl	$73.67	$67.81	$72.30	$—	$71.59

	2023
Deferred Premium Put Options – WTI:	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Volume (MBbls)	—	364.0	644.0	920.0	1,928.0
Price per Bbl (Put Price)	$—	$61.05	$60.46	$55.97	$58.43
Price per Bbl (Net of Premium)	$—	$56.05	$55.46	$50.97	$53.43

	2024
Deferred Premium Put Options – WTI:	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Volume (MBbls)	455.0	455.0	460.0	—	1,370.0
Price per Bbl (Put Price)	$51.50	$51.50	$51.50	$—	$51.50
Price per Bbl (Net of Premium)	$46.50	$46.50	$46.50	$—	$46.50

Financial and Operating Performance

The Company's financial and operating performance for the year ended December 31, 2022 included the following highlights:

•

Net income for the year ended December 31, 2022 was $236.9 million ($1.93 per diluted share) compared with $55.6 million for the year ended December 31, 2021. The primary components of the $181.3 million increase in net income include:

•

a $535.6 million increase in crude oil and natural gas revenues due to a 163% increase in daily sales volumes primarily due to the Company’s successful horizontal drilling program and to a lesser extent, bolt-on acquisitions, plus a 30% increase in average realized commodity prices per Boe, excluding the effect of derivatives;

partially offset by:

•

a $112.5 million increase in DD&A expense due to a 163% increase in daily sales volumes and a 4% increase in the DD&A rate from $19.20 to $19.89 per Boe, both as a result of increased proved reserves due to the Company’s successful horizontal drilling program and to a lesser extent, bolt-on acquisitions;

•	a $58.5 million increase in the Company's income tax expense due to the net income experienced in 2022 compared with 2021;

•	a $48.1 million increase in the Company's interest expense due to the issuance of the 10.000% Senior Notes and 10.625% Senior Notes, increased borrowings under the Credit Agreement and increased amortization of debt issuance costs and discounts;

•

a $44.5 million increase in lease operating expenses related primarily to the increased well count and production from the Company’s successful horizontal drilling program and to a lesser extent, bolt-on acquisitions;

•

a $33.3 million increase in net derivative losses in 2022 compared with 2021 as a result of increased hedging activity required under our debt agreements and the continued increase of crude oil prices in 2022 compared with 2021;

•	a $27.7 million increase in production and ad valorem taxes, primarily attributable to the 163% increase in daily sales volumes as a result of the Company’s successful horizontal drilling program and to a lesser extent, bolt-on acquisitions combined with 36% higher production and ad valorem taxes on a dollar per Boe basis due to higher overall realized prices of 30%, excluding the effects of derivatives;

•

a $26.7 million increase in stock-based compensation expense primarily attributable to restricted stock issued in late 2021 resulting in an entire year of amortization in 2022 compared with a partial year in 2021, additional restricted stock issued in 2022 and other stock option awards that were granted in 2022 which the majority of the stock options vested immediately causing a charge to earnings; and

•	a $3.6 million increase in general and administrative costs due primarily to increased salary and bonus expenditures related to a larger workforce and the continued success of the Company.

•

During the year ended December 31, 2022, average daily sales volumes totaled 24,485 Boepd, an increase of 163% over 2021, due to the Company's successful horizontal drilling program in the Permian Basin and to a lesser extent, bolt-on acquisitions.

•

Weighted average realized crude oil prices per Bbl increased during the year ended December 31, 2022 to $94.61, excluding the effects of derivatives, compared with $70.10 for 2021. Weighted average realized NGL prices per Bbl increased during the year ended December 31, 2022 to $35.67, compared with $35.11 for 2021. Weighted average realized natural gas prices per Mcf increased to $5.36 during the year ended December 31, 2022, compared with $3.88 during 2021.

•	Cash provided by operating activities totaled $504.0 million for the year ended December 31, 2022.

•	The Company increased its borrowing capacity under the Credit Agreement to $525.0 million with $270.0 million drawn as of December 31, 2022. In addition, the Company raised $202.9 million, net of discounts and issuance costs, in February 2022 when it issued the 10.000% Senior Notes and another $223.7 million, net of discounts and issuance costs, in November and December 2022 when it issued the 10.625% Senior Notes. The Company also raised $85.0 million of capital in September 2022 with the issuance of 3,933,376 shares of common stock in a private placement. This capital gave the Company flexibility to increase its development drilling program to six rigs in mid-2022. During the year, the Company placed 92 gross (78.2 net) horizontal wells on production, drilled and completed 4 gross (4.0 net) salt-water disposal wells and completed $527.3 million in acquisitions of both producing properties and a significant amount of bolt-on undeveloped acreage increasing its drilling inventory. As of December 31, 2022, the Company was also in the process of drilling 11 gross (10.7 net) horizontal producers and had 54 gross (46.8 net) horizontal producers either waiting on completion or in various stages of completion operations.

Operations and Drilling Highlights

Average daily crude oil, NGL and natural gas sales volumes are as follows:

Year Ended December 31, 2022
Crude Oil (Bbls)	20,718
NGL (Bbls)	2,249
Natural Gas (Mcf)	9,105
Total (Boe)	24,485

The Company's liquids production was 94% of total production on a Boe basis for the year ended December 31, 2022.

Costs incurred are as follows (in thousands):

Year Ended December 31, 2022
Unproved property acquisition costs	$174,554
Proved acquisition costs	352,791
Total acquisitions	527,345
Development costs	391,298
Exploration costs	655,433
Total finding and development costs	1,574,076
Asset retirement obligations	2,879
Total costs incurred	$1,576,955

Development/service and exploration/extension drilling activity is as follows:

	Year Ended December 31, 2022
	Development/ Service	Exploration/ Extension
Beginning wells in progress	6	22
Well spud	30	103
Successful wells	(33)	(63)
Ending wells in progress	3	62

During the year ended December 31, 2022, the Company successfully drilled ninety-six (96) wells, of which seventy-nine (79) horizontal producers plus three (3) salt-water disposal wells were located in Flat Top and thirteen (13) horizontal producers plus one (1) salt-water disposal well were located in Signal Peak. Also, we had an additional sixty-five (65) wells in progress as of December 31, 2022. At Flat Top, we had six (6) horizontal producers being drilled and forty-one (41) horizontal producers either waiting on completion or in various stages of completion. At Signal Peak, we had five (5) horizontal producers being drilled and thirteen (13) horizontal producers either waiting on completion or in various stages of completion operations.

Results of Operations

Results of operations should be read together with the Company’s consolidated financial statements and related notes included in “Item 8. Financial Statements and Supplementary Data” of this Annual Report. See the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 filed with the SEC on March 7, 2022 for a discussion of the Company’s 2021 results of operations compared with the Company’s 2020 results of operations.

Sources of Revenues

The Company’s revenues, which are entirely originated in the continental United States, are derived from the sale of crude oil and natural gas production and the sale of NGL that are extracted from natural gas during processing. For the years ended December 31, 2022, 2021 and 2020, revenues from our assets were derived approximately 95%, 96% and 98%, respectively, from crude oil sales and 5%, 4% and 2%, respectively, from NGL and natural gas sales.

The Company is subject to credit risk resulting from the concentration of its crude oil and natural gas receivables with significant purchasers. For the year ended December 31, 2022, sales to the Company’s largest purchaser accounted for approximately 88% of the Company’s total crude oil, NGL and natural gas sales revenues. The Company generally does not require collateral and does not believe the loss of this particular purchaser would materially impact its operating results, as crude oil and natural gas are fungible products with well-established markets and numerous purchasers in various regions.

The Company’s revenues are presented net of certain gathering, transportation and processing expenses incurred to deliver production of its assets’ crude oil, NGL and natural gas to the market. Cost levels of these expenses can vary based on the volume of crude oil, NGL and natural gas produced as well as the cost of commodity processing. Crude oil, NGL and natural gas prices are inherently volatile and are influenced by many factors outside the Company’s control. To reduce the impact of fluctuations in crude oil, NGL and natural gas prices on revenues, the Company may periodically enter into derivative contracts with respect to a portion of its estimated crude oil, NGL and natural gas production through various transactions that fix or set a floor price for future prices received.

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

The Company monitors the operation of its assets to ensure that it is incurring LOE at an acceptable level. For example, it monitors LOE per Boe to determine if any wells or properties should be shut-in, recompleted or sold. This unit rate also allows the Company to monitor these costs to identify trends and to benchmark against other producers. Although the Company strives to reduce its LOE, these expenses can increase or decrease on a per-unit basis as a result of various factors as it operates its assets or makes acquisitions and dispositions of properties. For example, the Company may increase field-level expenditures to optimize their operations, incurring higher expenses in one quarter relative to another, or they may acquire or dispose of properties that have different LOE per Boe. These initiatives would influence overall operating cost and could cause fluctuations when comparing LOE on a period-to-period basis.

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

●	Depletion – Crude Oil and Natural Gas Properties. Depletion is the systematic expensing of the capitalized costs incurred to acquire and develop crude oil and natural gas properties. The Company uses the successful efforts method of accounting for crude oil and natural gas properties. Accordingly, all costs associated with acquisition, successful exploration/extension wells and development of crude oil and natural gas reserves, including directly related overhead costs and asset retirement costs are capitalized. However, the costs of abandoned properties, exploratory dry holes, geophysical costs and annual lease rentals are charged to expense as incurred. All capitalized costs of crude oil and natural gas properties are amortized on the unit-of-production method using estimates of proved reserves. Any remaining investments in unproved properties are not amortized until proved reserves associated with the projects can be determined or until impairment occurs.

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

Crude oil, NGL and natural gas revenues are as follows (in thousands):

	Year Ended December 31,
	2022	2021	Change
Crude oil, NGL and natural gas revenues	$755,686	$220,124	$535,562

Average daily sales volumes are as follows:

	Year Ended December 31,
	2022	2021	% Change
Crude Oil (Bbls)	20,718	8,225	152%
NGL (Bbls)	2,249	613	267%
Natural Gas (Mcf)	9,105	2,795	226%
Total (Boe)	24,485	9,304	163%

The increase in average daily Boe sales volumes for the year ended December 31, 2022, compared with 2021 was due to the Company’s successful horizontal drilling program and to a lesser extent, bolt-on acquisitions. It is impracticable to determine the significance from bolt-on acquisitions as the Company previously owned various non-operated interests in the majority of the properties acquired as well as the fact that drilling and completion operations were ongoing on the assets at the time of closing.  However, the majority of the increase shown above is from the Company’s successful drilling program including on the undeveloped assets acquired.

The crude oil, NGL and natural gas prices that the Company reports are based on the market prices received for each commodity. The weighted average prices are as follows:

	Year Ended December 31,
	2022	2021	% Change
Crude oil per Bbl	$94.61	$70.10	35%
NGL per Bbl	$35.67	$35.11	2%
Natural gas per Mcf	$5.36	$3.88	38%
Total per Boe	$84.56	$64.82	30%

The increase in prices for crude oil, NGL and natural gas for the year ended December 31, 2022, compared with 2021 was due to a higher commodity price environment.

Crude oil and natural gas production costs.

Crude oil and natural gas production costs are as follows (in thousands):

	Year Ended December 31,
	2022	2021	Change
Crude oil and natural gas production costs	$69,599	$25,053	$44,546

Crude oil and natural gas production costs per Boe are as follows:

	Year Ended December 31,
	2022	2021	% Change
Lease operating expense	$7.49	$7.28	3%
Workover costs	0.30	0.10	200%
	$7.79	$7.38	6%

Lease operating expense per Boe for 2022 increased slightly compared with 2021. This is largely due to increased lease operating expense per Boe of $8.62 during the first quarter of 2022 due in part to the significant number of rental generators required to power our field operations. When our power distribution infrastructure and substation were energized beginning in May 2022, we reduced the number of rental generators in the field throughout the remainder of the year. By the fourth quarter of 2022, our lease operating expense per Boe was $6.86 and we anticipate this number to continue to decline as we extend the power infrastructure field wide and energize our solar farm project. The increase in workover costs year over year can be attributed to the wells getting older and beginning to need more repair and maintenance from time to time.

Production and ad valorem taxes.

Production and ad valorem taxes are as follows (in thousands):

	Year Ended December 31,
	2022	2021	Change
Production and ad valorem taxes	$38,440	$10,746	$27,694

In general, production taxes and ad valorem taxes are directly related to commodity price changes; however, Texas ad valorem taxes are based upon prior year commodity prices and valuations as of the first of the year, whereas production taxes are based upon current year commodity prices and sales volumes.

Production and ad valorem taxes per Boe are as follows:

	Year Ended December 31,
	2022	2021	% Change
Production taxes per Boe	$4.04	$3.09	31%
Ad valorem taxes per Boe	$0.26	$0.07	271%
	$4.30	$3.16	36%

Production taxes per Boe for the year ended December 31, 2022, compared with 2021, increased primarily due to the 30% overall increase in commodity prices. The increase in ad valorem taxes per Boe for the year ended December 31, 2022, compared with 2021, was primarily due to the increase in commodity prices in 2021 and a significant number of wells that came on production during 2021 that had no ad valorem tax in 2021. 2022 was the first year these wells were assessed ad valorem taxes. In Texas, ad valorem taxes are based on a valuation of the wells on January 1 of a given year.

Exploration and abandonments expense.

Exploration and abandonment expense details are as follows (in thousands):

	Year Ended December 31,
	2022	2021	Change
Geologic and geophysical personnel costs	$1,003	$807	$196
Geologic and geophysical data costs	146	487	(341)
Abandoned leasehold costs	—	235	(235)
Plugging and abandonment expense	—	20	(20)
Exploration and abandonments expense	$1,149	$1,549	$(400)

The decrease in exploration and abandonment expenses is primarily the result of a reduction in the purchase of geologic and geophysical data and no abandoned leasehold costs in 2022 compared with $235,000 in 2021 partially offset by increased geologic and geophysical personnel costs.

Depletion, depreciation and amortization expense.

DD&A expense is as follows (in thousands):

	Year Ended December 31,
	2022	2021	Change
DD&A expense	$177,742	$65,201	$112,541

DD&A expense per Boe is as follows:

	Year Ended December 31,
	2022	2021	% Change
DD&A expense per Boe	$19.89	$19.20	4%

The increase in DD&A expense is primarily due to the increased production associated with our successful horizontal drilling program and bolt-on acquisitions.  The increase in DD&A expense per Boe can be primarily attributed to inflationary pressures and acquisitions, including new leasehold.

General and administrative expense.

General and administrative expense and stock-based compensation expense are as follows (in thousands):

	Year Ended December 31,
	2022	2021	Change
General and administrative expense	$12,470	$8,885	$3,585
Stock-based compensation expense	$33,352	$6,676	$26,676

General and administrative expense per Boe is as follows:

	Year Ended December 31,
	2022	2021	% Change
General and administrative expense per Boe	$1.40	$2.62	(47)%

The increase in general and administrative expense for the year ended December 31, 2022 is primarily as a result of increased employee count, salary increases and annual bonuses.

The increase in noncash stock-based compensation expense is due to restricted stock issued in late 2021 resulting in an entire year of amortization in 2022 compared with a partial year in 2021, additional restricted stock issued in 2022 and other stock option awards that were granted in 2022 which the majority of the stock options vested immediately causing a charge to earnings.

Interest expense.

Interest expense is as follows (in thousands):

	Year Ended December 31,
	2022	2021	Change
Interest expense on 10.000% Senior Notes	$19,625	$—	$19,625
Interest expense on Credit Agreement	14,022	1,986	12,036
Interest expense on 10.625% Senior Notes	3,593	—	3,593
Amortization of discounts	7,735	498	7,237
Amortization of debt issuance costs	5,635	—	5,635
	$50,610	$2,484	$48,126

The increase in interest expense can be attributed to increased borrowings under the Credit Agreement and the issuance of $225.0 million of the Company’s 10.000% Senior Notes in February 2022 and $250.0 million of the Company’s 10.625% Senior Notes in November and December 2022.

Derivative loss, net.

Derivative loss, net is as follows (in thousands):

	Year Ended December 31,
	2022	2021	Change
Noncash derivative loss, net	$(1,909)	$(15,467)	$13,558
Cash payments on settled derivative instruments, net	(58,096)	(11,267)	(46,829)
Derivative loss, net	$(60,005)	$(26,734)	$(33,271)

The Company primarily utilizes commodity swap contracts and deferred premium puts to (i) reduce the effect of price volatility on the commodities the Company produces and sells or consumes, (ii) support the Company’s annual capital budget and expenditure plans and (iii) reduce commodity price risk associated with certain capital projects. The Company’s Credit Agreement and the indentures governing the Company’s 10.000% Senior Notes and 10.625% Senior Notes require the Company to hedge certain quantities of its projected crude oil production which in the case of the Credit Agreement, if its ratio of debt to EBITDAX is greater than a certain ratio. The Company may also, from time to time, utilize interest rate contracts to reduce the effect of interest rate volatility on the Company’s indebtedness. The above mark-to-market loss and cash settlements relate to crude oil and natural gas derivative swap contracts.

Income tax expense.

	Year Ended December 31,
	2022	2021	Change
Income tax expense (in thousands)	$75,361	$16,904	$58,457
Effective income tax rate	24.1%	16.7%	7.4%

The change in income tax expense during the year ended December 31, 2022, compared with 2021, was due to increased net income during the year ended December 31, 2022 compared with 2021. The effective income tax rate differs from the statutory rate primarily due to a revision on the deferred tax asset related to certain stock-based compensation and permanent differences between GAAP income and taxable income. See Note 13 of Notes to Consolidated Financial Statements included in “Item 8. Financial Statements and Supplementary Data” in this Annual Report for additional information.

Liquidity and Capital Resources

Liquidity. The Company’s primary sources of short-term liquidity are (i) cash and cash equivalents, including cash proceeds from our recent $225.0 million and $25.0 million offerings of 10.625% Senior Notes in November 2022 and December 2022, respectively, (ii) net cash provided by operating activities, (iii) unused borrowing capacity under the Credit Agreement, (iv) on an opportunistic basis, other issuances of debt or equity securities and (v) other sources, such as sales of nonstrategic assets.

The Company’s short-term and long-term liquidity requirements consist primarily of (i) capital expenditures, (ii) acquisitions of crude oil and natural gas properties, (iii) payments of contractual obligations and (iv) working capital obligations. Funding for these cash needs may be provided by any combination of the Company’s sources of liquidity. Although the Company expects its sources of funding will be adequate to fund its 2023 planned capital expenditures and provide adequate liquidity to fund other needs, no assurance can be given that such funding sources will be adequate to meet the Company’s future needs.

2023 capital budget. The Company’s capital budget for 2023 is expected to be in the range of approximately $1.1 to $1.2 billion for drilling, completion, facilities and equipping crude oil wells plus $50 to $60 million for field infrastructure buildout and other costs. The 2023 capital budget excludes acquisitions, asset retirement obligations, geological and geophysical general and administrative expenses and corporate facilities. HighPeak Energy expects to fund its forecasted capital expenditures with cash on its balance sheet, cash generated by operations, through borrowings under the Credit Agreement, and, depending on market circumstances, potential future debt or equity offerings. The Company’s capital expenditures for the year ended December 31, 2022 were $1.0 billion, excluding acquisitions.

The budget above assumes that the Company will operate an average of four to five (4-5) drilling rigs and an average of two to three (2-3) frac fleets in the Permian Basin during 2023. However, there are many factors and consequences beyond the Company’s control, such as policies of the Biden Administration, economic downturn or potential recession, geo-political risks and additional actions by businesses, OPEC and other cooperating countries, and governments in response to the COVID-19 pandemic, that may have an impact on the Company’s future results and drilling plans. For additional information on the risks, see “Part I, Item 1A. Risk Factors.” Given the dynamic nature of this situation, the Company is maintaining flexibility in its capital plan and will continue to evaluate drilling and completion activity on an economic basis, with future activity levels assessed monthly.

Capital resources.

As of December 31, 2022, the Company had $745.0 million in outstanding borrowings and approximately $252.6 million available to borrow under the Credit Agreement. The Company also had unrestricted cash on hand of $30.5 million as of December 31, 2022.

Cash flows from operating, investing and financing activities are summarized below (in thousands).

	Year Ended December 31,
	2022	2021	Change
Net cash provided by operating activities	$504,014	$147,015	$356,999
Net cash used in investing activities	$(1,182,408)	$(250,371)	$(932,037)
Net cash provided by financing activities	$674,029	$118,673	$555,356

Operating activities. The increase in net cash flow provided by operating activities for the year ended December 31, 2022, compared with 2021, was primarily due to an increase in cash flow from the statement of operations related mostly to increased revenues associated with increased production volumes as a result of our successful horizontal drilling program and to a lesser extent, bolt-on acquisitions, coupled with an increase in accounts payable and accrued liabilities primarily as a result of increased drilling and completion activities, increased operating and general and administrative expenses and increased revenues payable to partners and royalty owners. Partially offsetting this increase was an increase in accounts receivable from the increased crude oil, NGL and natural gas revenues related to increased production volumes in December 2022 versus December 2021 and an increase in the amount of prepaid expenses, inventory and other noncurrent assets related to the Company’s increased drilling program.

Investing activities. The increase in net cash used in investing activities for the year ended December 31, 2022, compared with 2021, was primarily due to increases in additions to crude oil and natural gas properties as the Company significantly increased its drilling and completion program in 2022 compared to 2021. In addition, the Company spent $262.4 million in acquisitions of proved and unproved crude oil and natural gas properties in 2022 compared with $54.0 million in 2021.

Financing activities. The Company’s significant financing activities are as follows:

•	2022: The Company (i) borrowed $925.0 million and repaid $755.0 million for a net increase in long-term debt related to the Credit Agreement of $170.0 million, (ii) issued an aggregate principal amount of $225.0 million ($210.2 million net of discounts) of its 10.000% Senior Notes and an aggregate principal amount of $250.0 million ($230.0 million net of discounts) of its 10.625% Senior Notes, (iii) received $85.0 million from the issuance of 3,933,376 shares of common stock in a private placement, (iv) received $7.9 million in proceeds from the exercises of warrants and stock options of the Company, (v) paid dividends to its common stockholders of $10.4 million and dividend equivalents to certain holders of vested stock options of $1.2 million and (vi) spent $17.1 million on debt issuance costs related to amendments to increase its borrowing capacity under the Credit Agreement and the issuance of the 10.000% Senior Notes and 10.625% Senior Notes.

•	2021: The Company (i) borrowed $120.0 million and repaid $20.0 million for a net increase in long-term debt of $100.0 million under the Credit Agreement, (ii) received $22.8 million from the issuance of 2,530,000 shares of common stock, net of issuance costs, (iii) received $10.6 million in proceeds from the exercises of warrants and stock options of the Company, (iv) paid dividends to its common stockholders of $11.6 million and dividend equivalents to certain holders of vested stock options of $1.0 million and (v) spent $2.2 million on debt issuance costs related to amendments to increase its borrowing capacity under the Credit Agreement.

Interest Rate Risk.  We are exposed to market risk due to the floating interest rate associated with any outstanding balance on the Credit Agreement. As of December 31, 2022, we had a $270.0 million outstanding balance on the Credit Agreement. Our Credit Agreement allows us to fix the interest rate for all or a portion of the principal balance of the Credit Agreement for a period up to three months. To the extent that the interest rate is fixed, interest rate changes will affect the Credit Agreement’s fair value but will not impact results of operations or cash flows. Conversely, for the portion of the Credit Agreement that has a floating interest rate, interest rate changes will not affect the fair value but will impact future results of operations and cash flows. Changes in interest rates do not impact the amount of interest we pay on our fixed-rate 10.000% Senior Notes and 10.625% Senior Notes but can impact their fair values.

Commodity Price Risk.  The prices we receive for our crude oil, NGL and natural gas production directly impact our revenue, profitability, access to capital, and future rate of growth. Crude oil, NGL and natural gas prices are subject to unpredictable fluctuations resulting from a variety of factors, including changes in supply and demand and the macroeconomic environment, and seasonal anomalies, all of which are typically beyond our control. The markets for crude oil, NGL and natural gas have been volatile, especially over the last several years. Commodity prices have improved from historic lows in 2020 resulting from the impacts of the COVID-19 pandemic. However, future case surges, outbreaks, COVID-19 virus variants, the potential that current vaccines may be less effective or ineffective against future COVID-19 virus variants, and the risk that large groups of the population may not receive vaccinations against COVID-19, could have further negative impacts on prices. Additionally, commodity prices are subject to heightened levels of uncertainty related to geopolitical issues such as the ongoing armed conflict between Russia and Ukraine. The realized prices we receive for our production also depend on numerous factors that are typically beyond our control. Based on our 2022 sales volumes and excluding the effects on derivatives, a $1.00 per barrel increase (decrease) in the weighted average crude oil price for the year ended December 31, 2022 would have increased (decreased) the Company’s revenues by approximately $7.9 million and a $0.10 per Mcf increase (decrease) in the weighted average natural gas price for the year ended December 31, 2022 would have increased (decreased) the Company’s revenues by approximately $332,000.

We enter into commodity derivative contracts to reduce the risk of fluctuations in commodity prices. The fair value of our commodity derivative contracts is largely determined by estimates of the forward curves of the relevant price indices. As of December 31, 2022, a $1.00 increase (decrease) in the forward curves associated with our crude oil commodity derivative instruments would have changed our net derivative positions for these products by approximately $5.0 million.

Contractual obligations. The Company’s contractual obligations include leases (primarily related to contracted drilling rigs, equipment and office facilities), capital funding obligations and other liabilities. Other joint owners in the properties operated by the Company could incur portions of the costs represented by these commitments.

Non-GAAP Financial Measures

EBITDAX represents net income (loss) before interest expense, interest and other income, income taxes, depletion, depreciation, and amortization, accretion of discount on asset retirement obligations, exploration and abandonment expense, non-cash stock-based compensation expense, derivative gains and losses net of settlements, gains and losses on divestitures and certain other items. EBITDAX excludes certain items we believe affect the comparability of operating results and can exclude items that are generally non-recurring in nature or whose timing and/or amount cannot be reasonably estimated. EBITDAX is a non-GAAP measure that we believe provides useful additional information to investors and analysts, as a performance measure, for analysis of our ability to internally generate funds for exploration, development, acquisitions, and to service debt. We are also subject to financial covenants under our Credit Agreement based on EBITDAX ratios and debt covenants under the indentures governing the 10.000% Senior Notes and 10.625% Senior Notes based on consolidated leverage indebtedness to forward EBITDAX ratios as further described in Note 7 of Notes to Consolidated Financial Statements included in “Item 8. Financial Statements and Supplementary Data.”  In addition, EBITDAX is widely used by professional research analysts and others in the valuation, comparison, and investment recommendations of companies in the crude oil and natural gas exploration and production industry, and many investors use the published research of industry research analysts in making investment decisions. EBITDAX should not be considered in isolation or as a substitute for net income (loss), income (loss) from operations, net cash provided by operating activities, or other profitability or liquidity measures prepared under GAAP. Because EBITDAX excludes some, but not all items that affect net income (loss) and may vary among companies, the EBITDAX amounts presented may not be comparable to similar metrics of other companies.  The Credit Agreement provides a material source of liquidity for us.  Under the terms of our Credit Agreement, the 10.000% Senior Notes and the 10.625% Senior Notes, if we fail to comply with the covenants that establish a maximum permitted ratio of total debt, as defined in the Credit Agreement, to EBITDAX, we would be in default, an event that would prevent us from borrowing under the Credit Agreement and would therefore materially limit a significant source of our liquidity.  In addition, if we are in default under the Credit Agreement and are unable to obtain a waiver of that default from our lenders, lenders under that facility and under the indentures governing each series of our outstanding 10.000% Senior Notes and 10.625% Senior Notes, would be entitled to exercise all of their remedies for default.

The following table provides a reconciliation of our net income (GAAP) to EBITDAX (non-GAAP) for the periods presented (in thousands):

	Year Ended December 31,
	2022	2021
Net income	$236,854	$55,559
Interest expense	50,610	2,484
Interest and other income	(266)	(1)
Income tax expense	75,361	16,904
Depletion, depreciation and amortization	177,742	65,201
Accretion of discount	370	167
Exploration and abandonment expense	1,149	1,549
Stock-based compensation	33,352	6,676
Derivative related noncash activity	1,909	15,467
Other expense	—	167
EBITDAX	$577,081	$164,173

Critical Accounting Estimates

The Company prepares its consolidated financial statements for inclusion in this Annual Report in accordance with GAAP. See Note 2 of Notes to Consolidated Financial Statements included in “Item 8. Financial Statements and Supplementary Data” in this Annual Report for additional information. The following is a discussion of the Company’s most critical accounting estimates, judgments and uncertainties that are inherent in the Company’s application of GAAP.

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

Proved reserve estimates. Estimates of the Company’s proved reserves included in this Annual Report are prepared in accordance with GAAP and SEC guidelines. The accuracy of a reserve estimate is a function of:

●	the quality and quantity of available data;
●	the interpretation of that data;
●	the accuracy of various mandated economic assumptions; and
●	the judgment of the persons preparing the estimate.

The Company’s proved reserve information included in this Annual Report as of December 31, 2022, 2021 and 2020 was prepared by independent petroleum engineers. Because these estimates depend on many assumptions, all of which may substantially differ from future actual results, proved reserve estimates will be different from the quantities of crude oil and natural gas that are ultimately recovered. In addition, results of drilling, testing and production after the date of an estimate may justify material revisions, positively or negatively, to the estimate of proved reserves. For the year ended December 31, 2022 and 2021 and periods from August 22, 2020 through December 31, 2020 and January 1, 2020 through August 21, 2020, net downward revisions of our proved reserves totaled approximately 9,211 MBoe, 1,658 MBoe, 1,603 MBoe and 2,120 MBoe, respectively. We cannot predict the amounts or timing of future reserve revisions or removals.

It should not be assumed that the standardized measure included in this Annual Report as of December 31, 2022 is the current market value of the Company’s estimated proved reserves. In accordance with SEC requirements, the Company based the 2022 standardized measure on a twelve-month average of commodity prices on the first day of each month in 2022 and prevailing costs on the date of the estimate. Actual future prices and costs may be materially higher or lower than the prices and costs utilized in the estimate. See “Items 1 and 2. Business and Properties” and Unaudited Supplementary Data included in “Item 8. Financial Statements and Supplementary Data” for additional information.

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

Impairment of unproved crude oil and natural gas properties. At December 31, 2022, the Company carried unproved property costs of $114.7 million. Management assesses unproved crude oil and natural gas properties for impairment on a project-by-project basis. Management's impairment assessments include evaluating the results of exploration activities, management's price outlooks and planned future sales or expiration of all or a portion of such projects.

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

Uncertain tax positions. The Company recognizes the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained upon examination by the taxing authorities, based upon the technical merits of the position. If all or a portion of the unrecognized tax benefits is sustained upon examination by the taxing authorities, the tax benefit will be recorded as a reduction to the Company's deferred tax liability and will affect the Company's effective tax rate in the period it is recorded. As of December 2022, the Company did not have any unrecognized tax benefits. See Note 13 of Notes to Consolidated Financial Statements included in "Item 8. Financial Statements and Supplementary Data" for additional information.

Litigation and environmental contingencies. The Company makes judgments and estimates in recording liabilities for ongoing litigation and environmental remediation. Actual costs can vary from such estimates for a variety of reasons. The costs to settle litigation can vary from estimates based on differing interpretations of laws and opinions and assessments of the amount of damages. Similarly, environmental remediation liabilities are subject to change because of changes in laws and regulations, developing information relating to the extent and nature of site contamination and improvements in technology. A liability is recorded for these types of contingencies if the Company determines the loss to be both probable and reasonably estimable. See Note 10 of Notes to Consolidated Financial Statements included in "Item 8. Financial Statements and Supplementary Data" for additional information.

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

Valuation of other assets and liabilities at fair value. The Company periodically measures and records certain assets and liabilities at fair value. The assets and liabilities the Company measures and records at fair value on a recurring basis include commodity derivative contracts and interest rate contracts. Other assets are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances. The assets and liabilities the Company measures and records at fair value on a nonrecurring basis include inventories, proved and unproved crude oil and natural gas properties and other long-lived assets that are written down to fair value when they are determined to be impaired or held for sale. The Company also measures and discloses certain financial assets and liabilities at fair value, such as long-term debt. The valuation methods used by the Company to measure the fair values of these assets and liabilities may require considerable management judgment and estimates to derive the inputs necessary to determine fair value estimates, such as future prices, credit-adjusted risk-free rates and current volatility factors. See Note 4 of Notes to Consolidated Financial Statements included in "Item 8. Financial Statements and Supplementary Data" for additional information.

Recent Accounting Pronouncements

The effects of new accounting pronouncements are discussed in Note 2 of Notes to Consolidated Financial Statements included in “Item 8. Financial Statements and Supplementary Data.”

Off-Balance Sheet Arrangements

Commitments and Contingencies are discussed in Note 10 of Notes to Consolidated Financial Statements included in “Item 8. Financial Statements and Supplementary Data.”

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s major market risk exposure is the pricing it receives for its sales of crude oil, NGL and natural gas. Pricing for crude oil, NGL and natural gas has been volatile and unpredictable for several years, and HighPeak Energy expects this volatility to continue in the future.

During the period from January 1, 2018 through December 31, 2022, the calendar month average NYMEX WTI crude oil price per Bbl ranged from a low of $16.70 to a high of $114.34, and the last trading day NYMEX natural gas price per MMBtu ranged from a low of $1.50 to a high of $9.35. For the month of April 2020, the calendar month average NYMEX WTI crude oil price was $16.70 per Bbl and the last trading day NYMEX natural gas price was $1.63 per MMBtu. A $1.00 per barrel increase (decrease) in the weighted average crude oil price for the year ended December 31, 2022 would have increased (decreased) the Company’s revenues by approximately $7.9 million, excluding the effects of derivatives, and a $0.10 per Mcf increase (decrease) in the weighted average natural gas price for the year ended December 31, 2022 would have increased (decreased) the Company’s revenues by approximately $332,000, excluding the effects of derivatives.

Due to this volatility, the Company uses commodity derivative instruments, such as collars, puts and swaps, to hedge price risk associated with a portion of anticipated production. These hedging instruments allow the Company to reduce, but not eliminate, the potential effects of the variability in cash flow from operations due to fluctuations in crude oil and natural gas prices, provide increased certainty of cash flows for its drilling program and protect the Credit Agreement borrowing base. These instruments provide only partial price protection against declines in crude oil and natural gas prices and may partially limit the Company’s potential gains from future increases in prices. The Company enters into hedging arrangements to protect its capital expenditure budget and to protect its Credit Agreement borrowing base. The Company’s Credit Agreement and the indentures governing the Company’s 10.000% Senior Notes and 10.625% Senior Notes require the Company to hedge certain quantities of its projected crude oil production, in the case of the Credit Agreement, if its ratio of debt to EBITDAX is greater than a certain ratio. The Company does not enter into any commodity derivative instruments, including derivatives, for speculative or trading purposes.

Counterparty and Customer Credit Risk. The Company’s derivative contracts, if any, expose it to credit risk in the event of nonperformance by counterparties. It is anticipated that if the Company enters into any commodity contracts, the collateral for the outstanding borrowings under the Credit Agreement may be used as collateral for the Company’s commodity derivatives. The Company evaluates the credit standing of its counterparties as it deems appropriate. It is anticipated that any counterparties to HighPeak Energy’s derivative contracts would have investment grade ratings.

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

The average forward prices based on December 31, 2022 market quotes were as follows:

	Year Ending December 31 2023	Year Ending December 31, 2024
Average forward NYMEX crude oil price per Bbl	$78.96	$73.90
Average forward NYMEX natural gas price per MMBtu	$4.22	$4.27

The average forward purchase prices based on March 2, 2022 market quotes were as follows:

	Remainder of 2022	Year Ending December 31, 2023
Average forward NYMEX crude oil price per Bbl	$77.02	$72.62
Average forward NYMEX natural gas price per MMBtu	$3.31	$3.81

Credit risk. The Company's primary concentration of credit risk is associated with (i) the collection of receivables resulting from the sale of crude oil and natural gas production and (ii) the risk of a counterparty's failure to meet its obligations under derivative contracts with the Company.

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

Interest Rate Risk. At December 31, 2022, we had $270 million outstanding under the Credit Agreement and $252.6 million of available borrowing capacity. The Company is subject to interest rate risk on its variable rate debt from our Credit Agreement. The Company also has fixed rate debt but does not currently utilize derivative instruments to manage the economic effect of changes in interest rates. The impact of a 1% increase in interest rates on our outstanding debt as of December 31, 2022 would have resulted in an annual increase in interest expense of approximately $2.0 million.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm	72

Consolidated Balance Sheets as of December 31, 2022 and 2021	73

Consolidated Statements of Operations for the Years Ended December 31, 2022 and 2021, the Period from August 22, 2020 through December 31, 2020 and the Period from January 1, 2020 through August 21, 2020	74

Consolidated Statements of Changes in Stockholders’ Equity for the Years Ended December 31, 2022 and 2021 and the Period from August 22, 2020 through December 31, 2020	75

Consolidated Statements of Changes in Partners’ Capital for the Period from January 1, 2020 through August 21, 2020	76

Consolidated Statements of Cash Flows for the Years Ended December 31, 2022 and 2021, the Period from August 22, 2020 through December 31, 2020 and the Period from January 1, 2020 through August 21, 2020	77

Notes to Consolidated Financial Statements	78

Unaudited Supplementary Data	100

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of HighPeak Energy, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of HighPeak Energy, Inc. and its subsidiaries (the Company) as of December 31, 2022 and 2021 (Successor Company), and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for the years ended December 31, 2022 and 2021 and the period from August 22, 2020 through December 31, 2020 (Successor Company), and the consolidated statements of operations, changes in partners’ capital, and cash flows for the period from January 1, 2020 through August 21, 2020 (Predecessor Company), and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for the years ended December 31, 2022 and 2021 and the period from August 22, 2020 through December 31, 2020 (Successor Company) and the period from January 1, 2020 through August 21, 2020 (Predecessor Company), in conformity with accounting principles generally accepted in the United States of America.

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

Fort Worth, Texas

March 6, 2023

HighPeak Energy, Inc.

Consolidated Balance Sheets

(in thousands, except share data)

	December 31,
	2022	2021
ASSETS
Current assets:
Cash and cash equivalents	$30,504	$34,869
Accounts receivable	96,596	39,378
Inventory	13,275	3,304
Prepaid expenses	4,133	7,154
Derivatives	17	2,199
Deposits	—	50
Total current assets	144,525	86,954
Crude oil and natural gas properties, using the successful efforts method of accounting:
Proved properties	2,270,236	699,701
Unproved properties	114,665	108,392
Accumulated depletion, depreciation and amortization	(259,962)	(82,478)
Total crude oil and natural gas properties, net	2,124,939	725,615
Other property and equipment, net	3,587	1,600
Other noncurrent assets	6,431	4,791
Total assets	$2,279,482	$818,960
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable – trade	$105,565	$38,144
Accrued capital expenditures	91,842	26,106
Derivatives	16,702	13,591
Revenues and royalties payable	15,623	7,502
Other accrued liabilities	15,600	6,124
Accrued interest	13,152	179
Advances from joint interest owners	7,302	10,841
Other current liabilities	343	513
Total current liabilities	266,129	103,000
Noncurrent liabilities:
Long-term debt, net	704,349	97,929
Deferred income taxes	131,164	55,802
Asset retirement obligations	7,502	4,260
Derivatives	691	4,075
Other	—	831
Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock, $0.0001 par value, 10,000,000 shares authorized, none issued and outstanding at December 31, 2022 and 2021	—	—
Common stock, $0.0001 par value, 600,000,000 shares authorized, 113,165,027 and 96,774,185 shares issued and outstanding at December 31, 2022 and 2021, respectively	11	10
Additional paid-in capital	1,008,896	617,489
Retained earnings (accumulated deficit)	160,740	(64,436)
Total stockholders’ equity	1,169,647	553,063
Total liabilities and stockholders’ equity	$2,279,482	$818,960

The accompanying notes are an integral part of these consolidated financial statements.

HighPeak Energy, Inc.
Consolidated Statements of Operations (in thousands, except per share data)

	Year Ended December 31,		August 21, 2020 through December 31,	January 1, 2020 through August 21,
	2022	2021	2020	2020
	Successor			Predecessor
Operating Revenues:
Crude oil sales	$715,469	$210,453	$15,988	$8,069
NGL and natural gas sales	40,217	9,671	412	154
Total operating revenues	755,686	220,124	16,400	8,223
Operating Costs and Expenses:
Crude oil and natural gas production	69,599	25,053	2,653	4,870
Production and ad valorem taxes	38,440	10,746	886	566
Exploration and abandonments	1,149	1,549	5,032	4
Depletion, depreciation and amortization	177,742	65,201	9,877	6,385
Accretion of discount	370	167	51	89
General and administrative	12,470	8,885	2,775	4,840
Stock-based compensation	33,352	6,676	15,776	—
Total operating costs and expenses	333,122	118,277	37,050	16,754
Income (loss) from operations	422,564	101,847	(20,650)	(8,531)
Interest and other income	266	1	6	—
Interest expense	(50,610)	(2,484)	(8)	—
Derivative loss, net	(60,005)	(26,734)	—	—
Other expense	—	(167)	—	(76,503)
Income (loss) before income taxes	312,215	72,463	(20,652)	(85,034)
Income tax expense (benefit)	75,361	16,904	(4,223)	—
Net income (loss)	$236,854	$55,559	$(16,429)	$(85,034)
Earnings (loss) per share:
Basic net income (loss)	$2.04	$0.55	$(0.18)
Diluted net income (loss)	$1.93	$0.54	$(0.18)

Weighted average shares outstanding:
Basic	104,738	93,127	91,629
Diluted	111,164	94,772	91,629

Dividends declared per share	$0.100	$0.125	$—

The accompanying notes are an integral part of these consolidated financial statements.

HighPeak Energy, Inc.
Consolidated Statements of Changes in Stockholders’ Equity (Successor)
(in thousands)

Years ended December 31, 2022 and 2021 and Period from August 22, 2020 through December 31, 2020
	Shares Outstanding	Common Stock	Additional Paid-in- Capital	Retained Earnings (Accumulated Deficit)	Total Stockholders’ Equity
Balance, August 21, 2020	—	$—	$—	$—	$—
HighPeak business combination with HPK LP	81,383	8	521,674	(90,780)	430,902
Conversion of Pure Common Stock	1,232	—	12,324	—	12,324
Forward Purchases	8,977	1	89,768	—	89,769
Offering costs (including costs incurred at Pure prior to HighPeak business combination)	—	—	(21,766)	—	(21,766)
Deferred income tax liability at HighPeak business combination	—	—	(39,946)	—	(39,946)
Exercise of warrants	313	—	3,596	—	3,596
Stock-based compensation costs:
Compensation costs included in net loss	63	—	15,776	—	15,776
Net loss	—	—	—	(16,429)	(16,429)
Balance, December 31, 2020	91,968	$9	$581,426	$(107,209)	$474,226
Dividends declared ($0.125 per share)	—	—	—	(11,593)	(11,593)
Dividend equivalents declared on outstanding stock options ($0.125 per share)	—	—	—	(1,193)	(1,193)
Issuance of common stock	2,530	1	22,836	—	22,837
Exercise of warrants	554	—	5,466	—	5,466
Stock-based compensation costs:
Shares issued upon options being exercised	154	—	1,573	—	1,573
Restricted shares issued to outside directors	68	—	—	—	—
Restricted shares issued to employee directors	1,500	—	—	—	—
Compensation costs included in net income	—	—	6,188	—	6,188
Net income	—	—	—	55,559	55,559
Balance, December 31, 2021	96,774	10	617,489	(64,436)	553,063
Dividends declared ($0.100 per share)	—	—	—	(10,623)	(10,623)
Dividend equivalents declared on outstanding stock options ($0.100 per share)	—	—	—	(1,055)	(1,055)
Stock issued for acquisitions	10,854	1	264,981	—	264,982
Stock issued in private placement	3,933	—	85,000	—	85,000
Stock issuance costs	—	—	(339)	—	(339)
Exercise of warrants	971	—	7,805	—	7,805
Stock-based compensation costs:
Shares issued upon options being exercised	12	—	120	—	120
Restricted shares issued to outside directors	21	—	—	—	—
Restricted shares issued to employees	600	—	—	—	—
Compensation costs included in net income	—	—	33,840	—	33,840
Net income	—	—	—	236,854	236,854
Balance, December 31, 2022	113,165	$11	$1,008,896	$160,740	$1,169,647

The accompanying notes are an integral part of these consolidated financial statements.

HighPeak Energy, Inc.
Consolidated Statement of Changes in Partners' Capital (Predecessor)
(in thousands)

Period from January 1, 2020 through August 21, 2020
	General Partner Capital	Limited Partners' Capital	Total Partners' Capital
Balance, December 31, 2019	$—	$464,716	$464,716
Cash capital contributions	—	54,000	54,000
Distribution to partners	—	(2,780)	(2,780)
Net loss	—	(85,034)	(85,034)
Balance, August 21, 2020	$—	$430,902	$430,902

The accompanying notes are an integral part of these consolidated financial statements.

HighPeak Energy, Inc.
Consolidated Statements of Cash Flows (in thousands)

	Year Ended December 31,		August 21, 2020 through December 31,	January 1, 2020 through August 21,
	2022	2021	2020	2020
	Successor			Predecessor
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$236,854	$55,559	$(16,429)	$(85,034)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operations:
Exploration and abandonment expense	146	742	4,854	4
Depletion, depreciation and amortization expense	177,742	65,201	9,877	6,385
Accretion expense	370	167	51	89
Stock-based compensation expense	33,352	6,676	15,776	—
Amortization of debt issuance costs	5,635	498	4	—
Amortization of discounts on 10.000% Senior Notes and 10.625% Senior Notes	7,735	—	—	—
Derivative-related activity	1,909	15,467	—	—
Loss on terminated acquisition	—	—	—	76,500
Deferred income taxes	75,361	16,904	(1,047)	—
Changes in operating assets and liabilities:
Accounts receivable	(57,218)	(31,655)	(5,177)	844
Prepaid expenses, inventory and other assets	(11,959)	(7,053)	(506)	(196)
Accounts payable, accrued liabilities and other current liabilities	34,087	24,509	(1,990)	(2,694)
Net cash provided by (used in) operating activities	504,014	147,015	5,413	(4,102)
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to crude oil and natural gas properties	(1,046,739)	(236,242)	(64,947)	(49,364)
Changes in working capital associated with crude oil and natural gas property additions	128,938	37,259	(5,666)	7,348
Acquisitions of crude oil and natural gas properties	(262,363)	(54,045)	(1,181)	(3,338)
Proceeds from sales of properties	—	3,366	—	—
Other property additions	(2,244)	(709)	(145)	(50)
Issuance of notes receivable	—	—	—	(7,482)
Extension payment on acquisition	—	—	—	(15,000)
Net cash used in investing activities	(1,182,408)	(250,371)	(71,939)	(67,886)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under Credit Agreement	925,000	120,000	—	—
Repayments under Credit Agreement	(755,000)	(20,000)	—	—
Proceeds from issuance of 10.000% Senior Notes and 10.625% Senior Notes, net of discount	440,179	—	—	—
Debt issuance costs	(17,128)	(2,169)	(405)	—
Proceeds from issuance of common stock in private placement	85,000	—	—	—
Proceeds from public stock offering	—	25,300	92,554	—
Proceeds from exercises of warrants	7,805	5,466	—	—
Proceeds from subscription receivable from exercises of warrants	—	3,596	—	—
Proceeds from exercises of stock options	120	1,573	—	—
Dividends paid	(10,412)	(11,593)	—	—
Dividend equivalents paid	(1,196)	(1,037)	—	—
Stock offering costs	(339)	(2,463)	(8,114)	—
Cash from non-successors in HighPeak business combination	—	—	100	—
Contribution from partners	—	—	—	54,000
Distribution to partners	—	—	—	(2,780)
Net cash provided by financing activities	674,029	118,673	84,135	51,220
Net (decrease) increase in cash and cash equivalents	(4,365)	15,317	17,609	(20,768)
Cash and cash equivalents, beginning of period	34,869	19,552	1,943	22,711
Cash and cash equivalents, end of period	$30,504	$34,869	$19,552	$1,943

Supplemental cash flow information:
Cash paid for interest	$24,268	$1,811	$—	$—
Cash paid for income taxes	$—	$—	$—	$—
Supplemental disclosure of non-cash transactions:
Stock issued for acquisitions	$264,982	$—	$—	$—
Additions to asset retirement obligations	$2,879	$1,844	$(142)	$112
Subscription receivable from exercise of warrants	$—	$—	$3,596	$—
Stock offering costs of accounting acquiree	$—	$—	$(13,652)	$—

The accompanying notes are an integral part of these consolidated financial statements.

HIGHPEAK ENERGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. Organization and Nature of Operations

HighPeak Energy, Inc. (“HighPeak Energy,” the “Company,” or the “Successor”) is a Delaware corporation, initially formed in October 2019 as a wholly owned subsidiary of Pure Acquisition Corp (“Pure”), a Delaware corporation, formed in November 2017, which was a special purpose acquisition company formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination involving Pure and one or more businesses. See Note 11 regarding the business combination which resulted in the Company becoming the parent company and Pure becoming a wholly owned subsidiary along with the businesses acquired.

HighPeak Energy’s common stock and warrants are listed and traded on the Nasdaq Global Market (the “Nasdaq”) under the ticker symbols “HPK” and “HPKEW,” respectively. The Company is an independent crude oil and natural gas exploration and production company that explores for, develops and produces crude oil, NGL and natural gas in the Permian Basin in West Texas, more specifically, the Midland Basin primarily in Howard and Borden Counties. Our acreage is composed of two core areas, Flat Top primarily in the northern portion of Howard County extending into southeastern Borden, southwestern Scurry and northwestern Mitchell Counties and Signal Peak in the southern portion of Howard County.

NOTE 2. Basis of Presentation and Summary of Significant Accounting Policies

Presentation. The accompanying consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). In the opinion of management, all adjustments, consisting of normal and recurring accruals considered necessary for a fair presentation, have been included. In connection with the preparation of the consolidated financial statements, the Company evaluated subsequent events after the balance sheet date of December 31, 2022, through the date of this Annual Report.

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

Accounts receivable. As of December 31, 2022 and 2021, the Company’s accounts receivables primarily consist of amounts due from the sale of crude oil, NGL and natural gas of $81.6 million and $29.0 million, respectively, and are based on estimates of sales volumes and realized prices the Company anticipates it will receive, $4.9 million and zero, respectively, of receivables related to electric power infrastructure installed throughout Flat Top by the Company that it will be reimbursed for, current U.S. federal income tax receivables of $3.2 million and $3.2 million, respectively, joint interest receivables of $2.2 million and $3.1 million, respectively, receivables related to settlements of derivative contracts of $4.7million and $771,000, respectively, and receivables related to refunds from pipe suppliers of zero and $3.3 million, respectively. The Company’s share of crude oil, NGL and natural gas production is sold to various purchasers who must be prequalified under the Company’s credit risk policies and procedures. The Company’s credit risk related to collecting accounts receivables is mitigated by using credit and other financial criteria to evaluate the credit standing of the entity obligated to make payment on the accounts receivable, and where appropriate, the Company obtains assurances of payment, such as a guarantee by the parent company of the counterparty or other credit support. The Company routinely reviews outstanding balances and establishes allowances for bad debts equal to the estimable portions of accounts receivable for which failure to collect is considered probable. As of December 31, 2022 and 2021, the Company had no allowance for doubtful accounts.

Concentration of credit risk. The Company is subject to credit risk resulting from the concentration of its crude oil and natural gas receivables with significant purchasers. For the years ended December 31, 2022 and 2021, sales to the Company’s largest purchaser accounted for approximately 88% and 94%, respectively, of the Company’s total crude oil, NGL and natural gas sales revenues. The Company generally does not require collateral and does not believe the loss of this particular purchaser would materially impact its operating results, as crude oil and natural gas are fungible products with well-established markets and numerous purchasers in various regions.

Prepaid expenses. Prepaid expenses are comprised primarily of caliche that will be used on future locations and roads in our development areas, tubulars and proppant that the Company has prepaid the suppliers to guarantee their availability when needed for our current drilling program, prepaid insurance costs that will be amortized over the life of the policies, prepaid agency fees and software maintenance fees that will be amortized over the life of the contracts. Prepaid expenses as of December 31, 2022 and 2021 are $4.1 million and $7.2 million, respectively.

Inventory. Inventory is comprised primarily of crude oil and natural gas drilling or repair items such as tubing, casing, pumps, vessels, operating supplies and ordinary maintenance materials and parts. The materials and supplies inventory is primarily acquired for use in future drilling or repair operations and is carried at the lower of cost or net realizable value, on a weighted average cost basis. Valuation allowances for materials and supplies inventories are recorded as reductions to the carrying values of the materials and supplies inventories in the Company’s consolidated balance sheet and as charges to other expense in the consolidated statements of operations. The Company’s materials and supplies inventory as of December 31, 2022 and 2021 is $13.3 million and $3.3 million, respectively, and the Company has not recognized any valuation allowance to date.

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

Other property and equipment, net. Other property and equipment is recorded at cost. The carrying values of other property and equipment, net of accumulated depreciation of $696,000 and $438,000 as of December 31, 2022 and 2021, respectively, are as follows (in thousands):

	December 31,
	2022	2021
Land	$2,139	$1,122
Transportation equipment	691	202
Buildings	544	—
Leasehold improvements	206	143
Field equipment	6	8
Furniture and fixtures	1	—
Information technology	—	125
Total other property and equipment, net	$3,587	$1,600

Other property and equipment are depreciated over their estimated useful life on a straight-line basis. Land is not depreciated. Transportation equipment is generally depreciated over five years, buildings are generally depreciated over forty years, field equipment is generally depreciated over seven years, furniture and fixtures is generally depreciated over five years and information technology is generally depreciated over three years. Leasehold improvements are amortized over the lesser of their estimated useful lives or the underlying terms of the associated leases.

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

Aid-in-construction assets. As of December 31, 2022 and 2021, the Company had aid-in-construction assets totaling $6.1 million and $3.9 million, respectively, included in other noncurrent assets. The Company contracted with the natural gas gatherer and processor in its Flat Top area to expand its low-pressure natural gas gathering system to transport the Company’s natural gas to its processing facility which was contracted to be expanded during the third quarter of 2022 at an additional cost to the Company of $2.6 million. The Company is receiving and will continue to receive payments based on gross system throughput, including any third-party natural gas that is potentially tied into the system in the future. The contract calls for future aid-in-construction fundings if expansions of the system are necessary as determined in the sole discretion of the Company.

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

Current liabilities. Accounts payable, accrued liabilities and derivative liabilities included in current liabilities as of December 31, 2022 and 2021 totaled approximately $266.1 million and $103.0 million, respectively, including trade accounts payable, accrued capital expenditures, derivative liabilities, revenues and royalties payable and accruals for operating and general and administrative expenses, interest expense, operating leases, dividends and dividend equivalents and other miscellaneous items.

Debt issuance costs and original issue discount. The Company paid a total of $19.7 million in debt issuance costs, $17.1 million of which was incurred during the year ended December 31, 2022, related to the issuance of the 10.000% Senior Notes and 10.625% Senior Notes and amendments to the Credit Agreement. Amortization based on the straight-line method over the terms of the 10.000% Senior Notes, 10.625% Senior Notes and the Credit Agreement which approximates the effective interest method was $5.6 million and $498,000 during the years ended December 31, 2022 and 2021, respectively. In addition, the company realized $34.8 million in original issuer discounts on the issuance of its 10.000% Senior Notes and 10.625% Senior Notes that is being amortized over the life of the notes which approximates the effective interest method and was $7.7 million and zero during the year ended December 31, 2022 and 2021, respectively. As of December 31, 2022 and 2021, the net debt issuance costs and discount are netted against the outstanding long-term debt on the accompanying balance sheets in accordance with GAAP.

Asset retirement obligations. The Company records a liability for the fair value of an asset retirement obligation in the period in which the associated asset is acquired or placed into service if a reasonable estimate of fair value can be made. Asset retirement obligations are generally capitalized as part of the carrying value of the long-lived asset to which it relates. Conditional asset retirement obligations meet the definition of liabilities and are recorded when incurred and when fair value can be reasonably estimated. See Note 8 for additional information.

Revenue recognition. The Company follows FASB ASC 606, “Revenue from Contracts with Customers,” (“ASC 606”) whereby the Company recognizes revenues from the sales of crude oil and natural gas to its purchasers and presents them disaggregated on the Company’s consolidated statements of operations.

The Company enters into contracts with purchasers to sell its crude oil and natural gas production. Revenue on these contracts is recognized in accordance with the five-step revenue recognition model prescribed in ASC 606. Specifically, revenue is recognized when the Company’s performance obligations under these contracts are satisfied, which generally occurs with the transfer of control of the crude oil and natural gas to the purchaser. Control is generally considered transferred when the following criteria are met: (i) transfer of physical custody, (ii) transfer of title, (iii) transfer of risk of loss and (iv) relinquishment of any repurchase rights or other similar rights. Given the nature of the products sold, revenue is recognized at a point in time based on the amount of consideration the Company expects to receive in accordance with the price specified in the contract. Consideration under the crude oil and natural gas marketing contracts is typically received from the purchaser one to two months after the date of sale. As of December 31, 2022 and 2021, the Company had receivables related to contracts with purchasers of approximately $81.6 million and $29.0 million, respectively.

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

The Company reviews its deferred tax assets for recoverability and establishes a valuation allowance based on projected future taxable income, applicable tax strategies and the expected timing of the reversals of existing temporary differences. A valuation allowance is provided when it is more likely than not (likelihood of greater than 50 percent) that some portion or all the deferred tax assets will not be realized. The Company has not established a valuation allowance as of December 31, 2022 and 2021.

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

Stock-based compensation for HighPeak Energy common stock issued to outside directors with no restrictions thereon, is measured at the grant date using the fair value of the award and is recognized as stock-based compensation in the accompanying financial statements immediately. Stock-based compensation for restricted stock awarded to outside directors and employee members of the Board and certain other employees is measured at the grant date using the fair value of the award and is recognized on a straight-line basis over the requisite service period of the respective award.

Segments. Based on the Company’s organizational structure, the Company has one operating segment, which is crude oil and natural gas development, exploration and production. In addition, the Company has a single, company-wide management team that allocates capital resources to maximize profitability and measures financial performance as a single enterprise.

Recently adopted accounting pronouncements. In December 2022, the FASB issued ASU 2022-06, “Reference Rate Reform (Topic 848) – Deferral of the Sunset Date of Topic 848.” This update extended the use of the optional expedient through December 31, 2024. The Company adopted this update effective December 31, 2022. The adoption of this update did not have a material impact on its financial position, results of operations or liquidity.

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

NOTE 3. Acquisitions and Divestitures

Hannathon Acquisition. In June 2022, the Company closed the Hannathon Acquisition for total net consideration of $337.2 million after normal and customary closing adjustments, including 3,522,117 shares of HighPeak Energy common stock valued at $97.2 million at closing to acquire various crude oil and natural gas properties largely contiguous to its Signal Peak operating area in Howard County, including associated producing properties, water system infrastructure and in-field fluid gathering pipelines. The Hannathon Acquisition was accounted for as an asset acquisition as substantially all of the gross assets acquired are concentrated in a group of similar identifiable assets. The consideration paid was allocated to the individual assets acquired and liabilities assumed based on their relative fair values. All transaction costs associated with the Hannathon Acquisition were capitalized.

Alamo Acquisitions. In March and June 2022, the Company closed the Alamo Acquisitions in two separate deals for total net consideration of $156.1 million and $11.0 million, respectively, after normal and customary closing adjustments, including 6,960,000 and 371,517 shares of HighPeak Energy common stock valued at $156.6 million and $11.2 million, respectively, at closing to acquire various crude oil and natural gas properties contiguous to its Flat Top operating area in Borden county, including associated producing properties, water system infrastructure and in-field fluid gathering pipelines. The Alamo Acquisitions were accounted for as asset acquisitions as substantially all of the gross assets acquired are concentrated in a group of similar identifiable assets. The consideration paid was allocated to the individual assets acquired and liabilities assumed based on their relative fair values. All transaction costs associated with the Alamo Acquisitions were capitalized.

Other Acquisitions. During the year ended December 31, 2022, the Company also incurred an additional $23.0 million in acquisition costs to acquire various undeveloped crude oil and natural gas properties largely contiguous to its Signal Peak and Flat Top operating areas primarily in Howard and Borden counties. During the year ended December 31, 2021, the Company incurred a total of $54.0 million in acquisition costs related to multiple bolt-on producing property acquisitions and lease acquisitions to acquire interests in non-operated producing wells and undeveloped acreage in and around the Company’s existing properties. During the year ended December 31, 2020, the Company incurred a total of $4.5 million to acquire primarily undeveloped acreage, three vertical producing wells and two salt-water disposal wells in and around the Company’s existing properties.

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

NOTE 4. Fair Value Measurements

The Company determines fair value based on the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Fair value measurements are based upon inputs that market participants use in pricing an asset or liability, which are characterized according to a hierarchy that prioritizes those inputs based on the degree to which they are observable. Observable inputs represent market data obtained from independent sources, whereas unobservable inputs reflect a company’s own market assumptions, which are used if observable inputs are not reasonably available without undue cost and effort. The fair value input hierarchy level to which an asset or liability measurement in its entirety falls is determined based on the lowest level input that is significant to the measurement in its entirety.

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

Assets and liabilities measured at fair value on a recurring basis. Assets and liabilities measured at fair value on a recurring basis as of December 31, 2022 and 2021 are as follows (in thousands):

	As of December 31, 2022
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Commodity price derivatives	$—	$17	$—	$17
Liabilities:
Commodity price derivatives – current	—	16,702	—	16,702
Commodity price derivatives – noncurrent	—	691	—	691
Total liabilities	—	17,393	—	17,393
Net recurring fair value measurements	$—	$(17,376)	$—	$(17,376)

	As of December 31, 2021
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Commodity price derivatives	$—	$2,199	$—	$2,199
Liabilities:
Commodity price derivatives – current	—	13,591	—	13,591
Commodity price derivatives – noncurrent	—	4,075	—	4,075
Total liabilities	—	17,666	—	17,666
Net recurring fair value measurements	$—	$(15,467)	$—	$(15,467)

Commodity price derivatives. The Company’s commodity price derivatives are currently made up of crude oil swap contracts and deferred premium put options. The Company measures derivatives using an industry-standard pricing model that is provided by the counterparties. The inputs utilized in the third-party discounted cash flow and option-pricing models for valuing commodity price derivatives include forward prices for crude oil, contracted volumes, volatility factors and time to maturity, which are considered Level 2 inputs.

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

Financial instruments not carried at fair value. Carrying values and fair values of financial instruments that are not carried at fair value in the consolidating balance sheets are as follows (in thousands):

	As of December 31, 2022		As of December 31, 2021
	Carrying Value	Fair Value	Carrying Value	Fair Value
Liabilities:
Long-term debt:
10.000% Senior Notes (a)	$225,000	$225,000	$—	$—
10.625% Senior Notes (a)	$250,000	$250,000	$—	$—

(a)

Fair value is determined using Level 2 inputs. The Company’s senior unsecured notes are quoted, but not actively traded on major exchanges; therefore, fair value is based on periodic values as quoted on major exchanges. See Note 7 for additional information.

The Company has other financial instruments consisting primarily of cash and cash equivalents, accounts receivable, accounts payable, long-term debt (specifically the Credit Agreement), and other current assets and liabilities that approximate fair value due to the nature of the instrument and their relatively short maturities.

NOTE 5. Derivative Financial Instruments

The Company primarily utilizes commodity swap contracts and deferred premium put options to (i) reduce the effect of price volatility on the commodities the Company produces and sells, particularly on the down side, and (ii) support the Company’s capital budgeting and expenditure plans, (iii) protect the Company’s borrowing base under the Credit Agreement and (iv) support the payment of contractual obligations.

The following table summarizes the effect of derivatives on the Company’s consolidated statements of operations (in thousands):

	Year Ended December 31,		August 22, 2020 through December 31,	January 1, 2020 through August 21,
	2022	2021	2020	2020
	Successor			Predecessor
Noncash derivative loss, net	$(1,909)	$(15,467)	$—	$—
Cash payments on settled derivatives, net	(58,096)	(11,267)	—	—
Derivative loss, net	$(60,005)	$(26,734)	$—	$—

Crude oil production derivatives. The Company sells its crude oil production at the lease and the sales contracts governing such crude oil production are tied directly to, or are correlated with, NYMEX WTI crude oil prices. As such, the Company uses NYMEX WTI derivative contracts to manage future crude oil price volatility.

The Company’s outstanding crude oil derivative contracts as of December 31, 2022 and the weighted average crude oil prices per barrel for those contracts are as follows:

	2023
Crude Oil Price Swaps – WTI:	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Volume (MBbls)	900.0	546.0	276.0	—	1,722.0
Price per Bbl	$73.67	$67.81	$72.30	$—	$71.59

	2023
Deferred Premium Put Options – WTI:	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Volume (MBbls)	—	364.0	644.0	920.0	1,928.0
Price per Bbl (Put Price)	$—	$61.05	$60.46	$55.97	$58.43
Price per Bbl (Net of Premium)	$—	$56.05	$55.46	$50.97	$53.43

	2024
Deferred Premium Put Options – WTI:	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Volume (MBbls)	455.0	455.0	460.0	—	1,370.0
Price per Bbl (Put Price)	$51.50	$51.50	$51.50	$—	$51.50
Price per Bbl (Net of Premium)	$46.50	$46.50	$46.50	$—	$46.50

The Company uses credit and other financial criteria to evaluate the credit standings of, and to select, counterparties to its derivative financial instruments. Although the Company does not obtain collateral or otherwise secure the fair value of its derivative financial instruments, associated credit risk is mitigated by the Company’s credit risk policies and procedures.

Net derivative liabilities associated with the Company’s open commodity derivatives by counterparty are as follows (in thousands):

As of December 31, 2022
Fifth Third Bank, National Association	$(11,102)
Bank of America, National Association	(5,054)
Citizens Bank, National Association	(1,220)
$(17,376)

NOTE 6. Exploratory/Extension Well Costs

The Company capitalizes exploratory/extension wells and project costs until a determination is made that the well or project has either found proved reserves, is impaired or is sold. The Company’s capitalized exploratory/extension well and project costs are included in proved properties in the consolidated balance sheets. If the exploratory/extension well or project is determined to be impaired, the impaired costs are charged to exploration and abandonments expense.

The changes in capitalized exploratory/extension well costs are as follows (in thousands):

	Year Ended December 31,
	2022	2021
Beginning capitalized exploratory/extension well costs	$28,076	$32,592
Additions to exploratory/extension well costs	655,294	189,859
Reclassification to proved properties	(496,943)	(194,375)
Exploratory/extension well costs charged to exploration and abandonment expense	—	—
Ending capitalized exploratory/extension well costs	$186,427	$28,076

All capitalized exploratory/extension well costs have been capitalized for less than one year based on the date of drilling.

NOTE 7. Long-Term Debt

The components of long-term debt, including the effects of debt issuance costs, are as follows (in thousands):

	December 31,
	2022	2021
Credit Agreement due 2024	$270,000	$100,000
10.625% Senior Notes, due 2024	250,000	—
10.000% Senior Notes, due 2024	225,000	—
Discounts, net (a)	(27,086)	—
Debt issuance costs, net (b)	(13,565)	(2,071)
Total debt	704,349	97,929
Less current portion of long-term debt	—	—
Long-term debt, net	$704,349	$97,929

(a)	Discounts as of December 31, 2022 and 2021 consisted of $34.8 million and zero, respectively, in discounts less accumulated amortization of $7.7 million and zero, respectively.
(b)	Debt issuance costs as of December 31, 2022 and 2021 consisted of $19.7 million and $2.6 million, respectively, in costs less accumulated amortization of $6.1 million and $502,000, respectively.

Credit Agreement. In December 2020, the Company entered into a Credit Agreement with Fifth Third Bank, National Association (“Fifth Third”) as the administrative agent and sole lender to establish a revolving credit facility (the “Credit Agreement”) that matures on June 17, 2024. The Credit Agreement had an initial borrowing base of $40.0 million. However, the Company elected to reduce the aggregate elected commitments under the Credit Agreement to $20.0 million. In June 2021, the Company entered into the First Amendment to, among other things, (i) complete the semi-annual borrowing base redetermination process which increased the borrowing base from $40.0 million to $125.0 million and (ii) modify the terms of the Credit Agreement to increase the aggregate elected commitments from $20.0 million to $125.0 million. A syndicate of banks joined the credit facility at differing levels of commitments with Fifth Third remaining the administrative agent. In October 2021, the Company entered into the Second Amendment to, among other things, (i) complete a semi-annual borrowing base redetermination process, which increased the borrowing base from $125.0 million to $195.0 million and (ii) modify the terms of the Credit Agreement to increase the aggregate elected commitments from $125.0 million to $195.0 million. In February 2022, the Company entered into the Third Amendment to, among other things, (i) reduce the borrowing base from $195.0 million to $138.8 million, (ii) modify the terms of the Credit Agreement to reduce the aggregate elected commitments from $195.0 million to $138.8 million, (iii) update the maturity date to a springing maturity date, which will cause the Credit Agreement to mature on October 1, 2023 if the 10.000% Senior Notes are not redeemed or refinanced by that date or the terms of the 10.000% Senior Notes have not been amended to extend the scheduled repayment thereof to no earlier than October 1, 2024, (iv) allow the Company to redeem the 10.000% Senior Notes with proceeds of a refinancing, with proceeds of an equity offering or with cash, in each case, subject to certain customary conditions and (v) replace the USD LIBOR rates with Term SOFR rates. In June 2022, the Company entered into the Fourth Amendment to, among other things, (i) increase (a) the aggregate elected commitments to $400.0 million, (b) the borrowing base to $400.0 million and (c) the maximum credit amount to $1.5 billion, (ii) increase the excess cash threshold to $75.0 million, (iii) modify the affirmative hedging requirement so that if total debt to EBITDAX is greater than 1.25 to 1.00 but less than or equal to 1.75 to 1.00, notional volumes covering the first 24 months following the measurement date shall be hedged in an amount equal to not less than 25% of the projected production and if total debt to EBITDAX is greater than 1.75 to 1.00, notional volumes covering the first 24 months following the measurement date shall be hedged in an amount equal to not less than 50% of the projection production and (iv) increase the number of banks included in the syndicate at differing levels of commitments, with Fifth Third remaining the administrative agent. In October 2022, the Company entered into the Fifth Amendment to, among other things, (i) increase the elected commitments to $525 million and the borrowing base to $550 million, (ii) require an additional borrowing base redetermination on or about December 1, 2022, (iii) modify the permitted dividends and distributions conditions such that minimum availability under the credit facility must be 25% percent (as opposed to 30% before giving effect to the Fifth Amendment) and (iv) appoint Wells Fargo Bank, National Association (“Wells Fargo”) as the new administrative agent to replace Fifth Third. In addition, in connection with the Fifth Amendment, to the extent the Company incurs any additional specified unsecured senior, senior subordinated or subordinated future indebtedness in an aggregate amount of up to $250.0 million before June 30, 2023, the Company’s obligation to reduce the borrowing base by an amount equal to 25% of the principal amount of such additional future indebtedness shall be waived. In connection with the Fifth Amendment, the lenders waived two technical events of default existing with the Credit Agreement, as it existed prior to giving effect to the Fifth Amendment, related to entering into and maintaining certain minimum hedges as of the fiscal quarters ending June 30, 2022 and September 30, 2022 and complying with the required current ratio as of the fiscal quarter ending September 30, 2022. In October 2022, the Company entered into the Sixth Amendment to, among other things, (i) change the period to 120 days following the maturity date for which there can be no scheduled principal payments, mandatory redemption or maturity date for the 10.000% Senior Notes (as defined in the Credit Agreement) and the Specified Senior Notes (as defined in the Credit Agreement), (ii) clarify that the Specified Senior Notes are subject to the restriction on the voluntary redemption by the Company of certain specified additional debt, including the 10.000% Senior Notes, (iii) add a permitted lien basket in connection with the escrow account to be opened in connection with the Specified Senior Notes and (iv) provide for an exception for the restriction on mandatory redemptions of the Specified Senior Notes in connection with the special mandatory redemption provided for with respect to the Specified Senior Notes. In December 2022, the Company entered into the Seventh Amendment to, among other things, increase the amount of Specified Senior Notes from $225.0 million to $250.0 million.

The borrowing capacity under the Credit Agreement is equal to the lowest of (i) the borrowing base (which stands at $550.0 million as of December 31, 2022), (ii) the aggregate elected commitments (which stands at $525.0 million as of December 31, 2022) and (iii) $1.5 billion. As of December 31, 2022 and 2021, the Company had $270.0 million and $100.0 million, respectively, outstanding borrowings under the Credit Agreement. Borrowings under the Credit Agreement prior to February 2022 bore interest, at the option of the Company, based on (a) a rate per annum equal to the higher of (i) the prime rate announced from time to time by Fifth Third, (ii) the weighted average of the rates on overnight federal funds transactions with members of the Federal Reserve System during the last preceding business day plus 0.5 percent and (iii) the Adjusted LIBO Rate for one-month Interest Period, plus a margin (the “Applicable Margin”) which was determined by the Borrowing Base Utilization Percentage as defined in the Credit Agreement or (b) the LIBO Rate for a one, three or six month Interest Period multiplied by the Statutory Reserve Rate. As of February 2022, borrowings under the Credit Agreement bear interest at the option of the Company, based on (a) the prime rate announced from time to time by the administrative agent or (b) a rate equal to the higher of (i) zero percent per annum and (ii) SOFR relating to quotations for 1 or 3 months. Letters of credit outstanding under the Credit Agreement are subject to a per annum fee, representing the Applicable Margin plus 0.125 percent. The Company also pays commitment fees on undrawn amounts under the Credit Agreement equal to 0.50 percent. Borrowings under the Credit Agreement are secured by a first lien security interest on substantially all assets of the Company and its restricted subsidiaries, including mortgages on the Company’s and its restricted subsidiaries’ crude oil and natural gas properties. The Credit Agreement is scheduled to have the borrowing base redetermined in early 2023 and semiannually in April and October thereafter. Additionally, the Company and Wells Fargo each have the option for a wild card evaluation between redeterminations.

The Credit Agreement requires the maintenance of a ratio of total debt to EBITDAX, subject to certain adjustments, not to exceed 3.00 to 1.00 as of the last day of any fiscal quarter and a current ratio, subject to certain adjustments, of at least 1.00 to 1.00 as of the last day of any fiscal quarter.

The Company has limited equity cure rights for a breach of the above-listed financial covenants. Additionally, the Credit Agreement contains additional restrictive covenants that limit the ability of the Company and its restricted subsidiaries to, among other things, incur additional indebtedness, incur additional liens, make investments and loans, enter into mergers and acquisitions, make or declare dividends and other payments, enter into certain hedging transactions, sell assets and engage in transactions with affiliates. The Credit Agreement contains customary mandatory prepayments, including a monthly mandatory prepayment if the Consolidated Cash Balance (as defined in the Credit Agreement) is in excess of $75.0 million. In addition, the Credit Agreement is subject to customary events of default, including a change in control. If an event of default occurs and is continuing, the administrative agent or the majority of the lenders may accelerate any amounts outstanding and terminate lender commitments.

10.000% Senior Notes. In February 2022, the Company issued $225.0 million aggregate principal amount of its 10.000% Senior Notes due 2024 (“10.000% Senior Notes”), which will mature on February 15, 2024. The Company received proceeds, net of $22.1 million of issuance costs and discounts, of $202.9 million. The net proceeds were used to pay down the balance of the Credit Agreement to zero at closing and to fund our ongoing capital development program with subsequent draws on the Credit Agreement. Interest on the 10.000% Senior Notes will be payable on February 15 and August 15 of each year. The indenture governing the 10.000% Senior Notes contains restrictive covenants that limit the ability of the Company and, with respect to certain restrictive covenants, its restricted subsidiaries to, among other things, incur indebtedness, incur liens, make investments and loans, enter into mergers and acquisitions, make or declare dividends and other payments, sell assets and engage in transactions with affiliates. In addition, the indenture governing the 10.000% Senior Notes contains customary events of default, including payment events of default and events of default upon certain bankruptcy and insolvency events of default. If a bankruptcy or insolvency-related event of default occurs, the principal of, and accrued and unpaid interest on all outstanding 10.000% Senior Notes will become immediately due and payable. With respect to certain other events of default, the trustee may, in certain circumstances, pursue any available remedy to collect the payment of principal of, premium, if any, on and interest, if any, on the 10.000% Senior Notes or enforce performance of any provisions of the 10.000% Senior Notes or the indenture governing such notes.

10.625% Senior Notes. In November 2022 and December 2022, the Company issued $225.0 million and $25.0 million, respectively, for a total of $250 million aggregate principal amount of its Senior Notes due 2024 (“10.625% Senior Notes”), which will mature on November 15, 2024. The Company received proceeds, net of $26.3 million of issuance costs and discounts, of approximately $223.7 million. The net proceeds were used to reduce the outstanding balance of the Credit Agreement at closing and for general corporate purposes. Interest on the 10.625% Senior Notes will be payable on May 15 and November 15 of each year. The indentures governing the 10.625% Senior Notes contain restrictive covenants that limit the ability of the Company and, with respect to certain restrictive covenants, its restricted subsidiaries to, among other things, incur indebtedness, incur liens, make investments and loans, enter into mergers and acquisitions, make or declare dividends and other payments, sell assets and engage in transactions with affiliates. In addition, the indentures governing the 10.625% Senior Notes contain customary events of default, including payment events of default and events of default upon certain bankruptcy and insolvency events of default. If a bankruptcy or insolvency-related event of default occurs, the principal of, and accrued and unpaid interest on all outstanding 10.625% Senior Notes will become immediately due and payable. With respect to certain other events of default, the trustee may, in certain circumstances, pursue any available remedy to collect the payment of principal of, premium, if any, on and interest, if any, on the 10.625% Senior Notes or enforce performance of any provisions of the 10.625% Senior Notes or the indenture governing such notes.

The Credit Agreement and the indentures governing the 10.000% Senior Notes and 10.625% Senior Notes have hedging obligations to which the Company adheres.

NOTE 8. Asset Retirement Obligations

The Company’s asset retirement obligations primarily relate to the future plugging and abandonment of wells and related facilities. Market risk premiums associated with asset retirement obligations are estimated to represent a component of the Company’s credit-adjusted risk-free rate that is utilized in the calculations of asset retirement obligations.

Asset retirement obligations activity is as follows (in thousands):

	Year Ended December 31,
	2022	2021
Beginning asset retirement obligations	$4,260	$2,293
Liabilities incurred from new wells	573	980
Liabilities assumed in acquisitions	3,219	981
Liabilities divested	—	(6)
Dispositions	—	(25)
Revision of estimates (a)	(920)	(130)
Accretion of discount	370	167
Ending asset retirement obligations	$7,502	$4,260

(a) The revisions to the Company’s asset retirement obligation estimates are primarily due to changes in estimated costs based on experience with the properties and their expected useful lives.

As of December 31, 2022 and 2021, all asset retirement obligations are considered noncurrent and classified as such in the accompanying consolidated balance sheet.

NOTE 9. Incentive Plans

401(k) Plan. The HighPeak Energy Employees, Inc 401(k) Plan (the “401(k) Plan”) is a defined contribution plan established under Section 401 of the Internal Revenue Code of 1986, as amended (the “Code”). All regular full-time and part-time employees of the Company are eligible to participate in the 401(k) Plan after three continuous months of employment with the Company. Participants may contribute up to 80 percent of their annual base salary into the 401(k) Plan. Matching contributions are made to the 401(k) Plan in cash by the Company in amounts equal to 100 percent of a participant’s contributions to the 401(k) Plan up to four percent of the participant’s annual base salary (the “Matching Contribution”). Each participant’s account is credited with the participant’s contributions, Matching Contributions and allocations of the 401(k) Plan’s earnings. Participants are fully vested in their account balances at their eligibility date. During the year ended December 31, 2022 and 2021 and the period from August 22, 2020 through December 31, 2020, the Company contributed $358,000, $227,000 and $49,000 to the 401(k) Plan, respectively.

Long-Term Incentive Plan. The Company’s Second Amended & Restated Long Term Incentive Plan (“LTIP”) provides for the grant of stock options, dividend equivalents, cash awards and substitute awards to officers and employees of the Company, as well as stock awards to directors of the Company. The number of shares available for grant pursuant to awards under the LTIP as of December 31, 2022 are as follows:

	December 31,
	2022	2021
Approved and authorized awards	14,340,324	12,376,766
Awards issued under plan	(13,769,191)	(11,614,506)
Awards available for future grant	571,133	762,260

Stock Options. Stock option awards were granted to employees on August 24, 2020, November 4, 2021, May 4, 2022 and August 15, 2022. Stock-based compensation expense related to the Company’s stock option awards for the years ended December 31, 2022, 2021 and period from August 22, 2020 through December 31, 2020 was $18.1 million, $4.6 million and $15.5 million, respectively, and as of December 31, 2022 and 2021 there was $1.1 million and $1.8 million, respectively, of unrecognized stock-based compensation expense related to unvested stock option awards. The unrecognized compensation expense will be recognized on a straight-line basis over the remaining vesting periods of the awards, which is a period of less than two years.

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

	Stock Options	Average Exercise Price	Remaining Term in Years	Intrinsic Value (in thousands)
Outstanding at August 22, 2020	—
Awards granted	9,705,495	$10.00
Outstanding at December 31, 2020	9,705,495	$10.00	9.7	$57,942
Awards granted	442,500	14.36
Exercised	(154,268)	$10.00
Forfeitures	(10,000)	$10.00
Outstanding at December 31, 2021	9,983,727	$10.19	8.7	$44,395
Awards granted	1,564,500	25.09
Exercised	(12,000)	$10.00
Forfeitures	(18,999)	$18.66
Outstanding at December 31, 2022	11,517,228	$12.20	7.9	$128,429

Vested at December 31, 2021	8,551,077	$10.13	8.7	$38,556
Exercisable at December 31, 2021	8,551,077	$10.13	8.7	$38,556

Vested at December 31, 2022	11,304,747	$12.02	7.9	$127,591
Exercisable at December 31, 2022	11,304,747	$12.02	7.9	$127,591

Restricted Stock Issued to Employee Members of the Board. A total of 1,500,500 shares of restricted stock was approved by the Board to be granted to certain employee members of the Board of the Company on November 4, 2021, which vest on the three-year anniversary of such grant assuming the employees remain in his or her position as of the anniversary date. Therefore, stock-based compensation expense of $7.2 million and $1.2 million was recognized during the years ended December 31, 2022 and 2021, respectively, and the remaining $13.2million will be recognized over the remaining restricted period, which was based upon the closing price of the stock on the date of the restricted stock issuance. The Board also cancelled the previously issued equity-based liability bonuses and approved a total of 600,000 shares of restricted stock to be granted to certain employees of the Company on June 1, 2022, which vest on November 4, 2024, assuming the employees remain in his or her position as of that date and cancelled certain contractual equity-based bonuses to such employees. Therefore, stock-based compensation expense of $7.3 million and $488,000 was recognized during the years ended December 31, 2022 and 2021, respectively, and the remaining $12.9 million will be recognized over the remaining restricted period, which was based upon the closing price of the stock on the date of the restricted stock issuance.

Stock Issued to Outside Directors. A total of 21,184 shares of restricted stock was approved by the Board to be granted to the outside directors of the Company on June 1, 2022, which will vest at the next annual meeting, assuming the Board members maintain their positions on the Board. Therefore, stock-based compensation expense of $427,000 was recognized during the year ended December 31, 2022 and the remaining $305,000 will be recognized between January and June 2023, which was based upon the closing price of the stock on the date of the restricted stock issuance. In addition, a total of 67,779 shares of restricted stock was approved by the Board to be granted to the outside directors of the Company on June 1, 2021, which vested in January 2022. Therefore, the remaining stock-based compensation expense of $284,000 was recognized during the year ended December 31, 2022, which was based upon the closing price of the stock on the date of the restricted stock issuance.

Stock was issued to the outside directors of the Company in November 2020 in the amount of 12,500 shares for each outside director, totaling 62,500 shares. There were no restrictions of these shares. Therefore stock-based compensation expense was recognized immediately upon the issuance of these shares in the amount of $302,000 which was based upon the closing price of the stock on the date the stock issuance was approved by the Board of the Company.

NOTE 10. Commitments and Contingencies

Leases. The Company follows ASC Topic 842, “Leases” to account for its operating and finance leases. Therefore, as of December 31, 2022 the Company had right-of-use assets totaling $333,000 included in other noncurrent assets and operating lease liabilities totaling $343,000, included in other current liabilities, and as of December 31, 2021 the Company had right-of-use assets totaling $852,000 included in other noncurrent assets and operating lease liabilities totaling $856,000, $513,000 of which are included in other current liabilities and $343,000 of which are included in other noncurrent liabilities on the accompanying consolidated balance sheets. The Company does not currently have any finance right-of-use leases. Maturities of the operating lease obligations are as follows (in thousands):

December 31, 2022
2023	$349
Total lease payments	349
Less present value discount	(6)
Present value of lease liabilities	$343

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

Crude oil delivery commitments. In May 2021, the Company entered into a crude oil marketing contract with DK Trading & Supply, LLC (“Delek”) as the purchaser and DKL Permian Gathering, LLC (“DKL”) as the gatherer and transporter. The contract includes the Company’s current and future crude oil production from the majority of its horizontal wells in Flat Top where DKL is continually constructing a crude oil gathering system and custody transfer meters to most of the Company’s central tank batteries. The contract contains a minimum volume commitment commencing October 2021 based on the gross barrels delivered at the Company’s central tank battery facilities and is 5,000 Bopd for the first year, 7,500 Bopd for the second year and 10,000 Bopd for the remaining eight years of the contract. However, the Company has the ability under the contract to cumulatively bank excess volumes delivered to offset future minimum volume commitments. For the period from October 1, 2021 to December 31, 2022, the Company has delivered approximately 22,800 Bopd under the contract. The remaining monetary commitment as of December 31, 2022, if the Company never delivers any additional volumes under the agreement, is approximately $18.3 million.

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

Power contracts. In June 2021, the Company entered into a contract with Priority Power Management, LLC (“Priority Power”) whereby Priority Power will develop an electric high-voltage (“EHV”) substation, medium voltage distribution systems and a 13-megawatt direct current solar photovoltaic facility located on approximately 80 acres of land owned by the Company north of Big Spring, Texas in Howard County to provide for the Company’s electrical power needs in its Flat Top operating area including powering drilling rigs and day-to-day operations. The EHV substation was interconnected with the ERCOT transmission grid in May 2022 via the local electric utility, has an initial capacity of up to fifty megavolt amperes and was designed for future expansion capability. The solar generation facility will be interconnected with the medium voltage distribution system that will be energized from the new EHV substation. Priority Power will develop, finance, engineer, construct, operate and maintain the project facilities.

Also in June 2021, the Company entered into a contract with Oncor Electric Delivery Company, LLC (“Oncor”) to construct certain facilities to deliver electricity to the aforementioned substation. In conjunction with this contract, the Company issued a $1.9 million letter of credit to Oncor until such time as the Company’s load meets or exceeds 12 megawatts as measured during any fifteen (15) minute interval on or before May 20, 2023. This requirement was met in late 2022 and the letter of credit was released during the fourth quarter of 2022 accordingly.

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

Sand commitments. The Company is party to an agreement whereby it has agreed to purchase at least 600,000 tons of sand over a two-year period beginning at the commencement date of the sand mine being operational, which was late in the second quarter of 2022. There are stipulations in the agreement that reduce this commitment should we experience a downturn in crude oil prices. As of December 31, 2022, the Company has purchased approximately 279,000 tons of sand under the contract. However, generally if the Company never takes delivery of any additional sand under the agreement, the monetary commitment that remains as of December 31, 2022 is approximately $4.6 million.

NOTE 11. Related Party Transactions

Water Treatment. In September 2021, the Company entered into a contract with Pilot Exploration, Inc., (“Pilot”), whose President and CEO is an outside director of the Company, to deploy Pilot’s proprietary water treatment technology in the Company’s Flat Top area to treat up to 25,000 barrels of produced water per day that can be reused in the Company’s completion operations or sold to third parties for their completion operations. This contract was set to expire on March 1, 2022, however it was extended to October 1, 2022 based on the early results of the project. During the year ended December 31, 2022, the Company paid $2.0 million to Pilot for such services.

In May 2022, the Company entered into an agreement with Pilot to utilize Pilot’s proprietary water treatment technology in the Company’s Flat Top area to treat produced water such that it can be reused in the Company’s completion operations or sold to third parties for their completion operations. During the one-year term of the agreement, beginning on October 1, 2022, the Company has agreed to a minimum volume commitment of 29.2 million barrels of produced water while maintaining the ability to bank excess produced water processed each month toward the minimum volume commitment. During the year ended December 31, 2022, the Company paid $1.6 million to Pilot for such services. The monetary commitment, if the Company never delivers any additional produced water to be treated under the agreement, is approximately $4.4 million.

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

Pursuant to the Business Combination Agreement, among other things, (a) MergerSub merged with and into Pure, with Pure surviving as a wholly owned subsidiary of the Company, (b) each outstanding share of Pure’s Class A Common Stock and Pure’s Class B Common Stock (other than certain shares of Pure’s Class B Common Stock that were surrendered for cancellation by Pure’s Sponsor) were converted into the right to receive (A) one share of HighPeak Energy common stock (and cash in lieu of fractional shares), and (B) solely with respect to each outstanding share of Pure’s Class A Common Stock, (i) a cash amount, without interest, equal to $0.62, which represented the amount by which the per-share redemption value of Pure’s Class A Common Stock that exceeded $10.00 per share at the closing, without interest, in each case, totaling approximately $767,902, (ii) one Contingent Value Right (“CVR”) for each one whole share of HighPeak Energy common stock (excluding fractional shares) issued to holders of Pure’s Class A Common Stock pursuant to clause (A), representing the right to receive additional shares of HighPeak Energy common stock (or such other specified consideration as is specified with respect to certain events) under certain circumstances, if necessary, to satisfy a 10% preferred simple annual return, subject to a floor downside per-share price of $4.00, as measured at the applicable maturity, which occurred on August 21, 2022 and (iii) one warrant to purchase HighPeak Energy common stock for each one whole share of HighPeak Energy common stock (excluding fractional shares) issued to holders of Pure’s Class A Common Stock pursuant to clause (A), (c) the HPK Contributors (A) contributed their limited partner interests in HPK LP to the Company in exchange for HighPeak Energy common stock and the general partner interests in HPK LP to a wholly owned subsidiary of the Company in exchange for no consideration, and (B) contributed the outstanding Sponsor Loans (as defined in the Business Combination Agreement) in exchange for HighPeak Energy common stock and such Sponsor Loans were cancelled in connection with the closing of the HighPeak business combination and (d) following the consummation of the foregoing transactions, the Company caused HPK LP to merge with and into the HighPeak Energy Acquisition (as successor to Pure) and all interests in HPK LP were cancelled in exchange for no consideration.

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

(Unaudited Pro Forma) Year Ended December 31, 2020
Total revenues	$24,623
Net loss attributable to Common Stock	(23,310)
Basic and diluted net loss per share	(0.25)

Contingent Value Rights. At the closing of the HighPeak business combination, the Company entered into the Contingent Value Rights Agreement (the “CVR Agreement”) by and among, the Company, Pure’s Sponsor, HighPeak I, HighPeak II (together with HighPeak I, the “CVR Sponsors”) and Continental Stock Transfer & Trust Company, in its capacity as Rights Agent (the “Rights Agent”) whereby it issued 10,209,300 CVRs. The CVR Agreement provided for, among other things, the CVRs, which represented contractual rights to receive a contingent payment (in the form of additional shares of HighPeak Energy common stock, or as otherwise specified in the CVR Agreement) in certain circumstances that were issued to the holders of shares of Pure’s Class A Common Stock that participated in the HighPeak business combination and certain qualified institutional buyers and accredited investors, including certain affiliates and officers of the Company, that purchased forward purchase units of the Company pursuant to the Forward Purchase Agreement Amendment. Pursuant to the CVR Agreement, holders of CVRs in whose name a CVR was registered in the CVR registrar maintained by the Rights Agent at any date of determination were provided with a significant valuation protection through the opportunity to obtain additional contingent consideration in the form of additional shares of HighPeak Energy common stock if the trading price of HighPeak Energy’s common stock was below the price that would provide the holders of CVRs with a 10% preferred simple annual return on their shares of common stock held at Closing (based on a $10.00 per share price at the closing of the HighPeak business combination), subject to a floor downside per-share price of $4.00 (the “Preferred Returns”), either at (i) the date to be specified by the CVR Sponsors, which occurred on August 21, 2022. If any additional shares of HighPeak Energy common stock were issued to Qualifying CVR Holders pursuant to the CVR Agreement, the CVR Sponsors collectively forfeited an equivalent number of shares they own that are currently in escrow to the Company for cancellation. The Preferred Returns could entitle a Qualifying CVR Holder to receive up to 2.125 shares of HighPeak Energy common stock per CVR. Following the closing, the CVR Sponsors collectively placed 21,694,763 shares in escrow, which equaled the maximum number of additional shares of HighPeak Energy common stock issuable pursuant to the CVR Agreement. The CVRs expired on August 22, 2022 and the 21,694,763 shares held in escrow were released to the CVR Sponsors.

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

Equity Offering. On October 25, 2021, the Company completed an underwritten public offering of 2,530,000 shares of its common stock pursuant to a Registration Statement on Form S-1 (File No. 333-258853) filed with the SEC on October 19, 2021 and a Registration Statement on Form S-1MEF (File No. 333-260394) filed with the SEC on October 20, 2021. Michael L. Hollis, President of HighPeak Energy, participated in the offering and purchased an aggregate of 45,454 shares at the initial public offering price per share. The underwriters received a reduced underwriting discount on the shares purchased by Michael L. Hollis.

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

Private Investment in Public Equity. On August 22 and 23, 2022, HighPeak Energy entered into multiple Subscription Agreements (the “Subscription Agreements”) with certain accredited investors (collectively, the “Investors”) pursuant to which, among other things, the Investors agreed to subscribe for and purchase, and the Company agreed to issue and sell to the Investors, an aggregate 2,855,162 newly issued shares of the Company’s common stock at a price per share of $21.61 (as determined by the 5-day volume weighted average trading price per share for the five trading days immediately prior to (and excluding) August 22, 2022), for aggregate gross proceeds of approximately $61.7 million. The Company used the proceeds of the Private Placement for general corporate purposes. The transactions contemplated by the Subscription Agreements closed in multiple closings on or about September 2, 2022, subject to customary closing conditions.

As part of the private placement, certain related persons of the Company participated as investors, and such participation was approved by the Board pursuant to and in accordance with the terms of the Related Party Transactions Policy adopted by the Board on August 21, 2020. Specifically, Messrs. Jack Hightower (the Company’s Chief Executive Officer), Michael Hollis (the Company’s President), Steven Tholen (the Company’s Chief Financial Officer), Rodney Woodard (the Company’s Chief Operating Officer) and John Paul DeJoria as trustee for the John Paul DeJoria Family Trust (a greater than ten percent (10%) holder of the Company’s outstanding common stock) entered into Subscription Agreements to purchase 462,749, 46,276, 9,255, 23,138 and 2,313,744 shares of common stock, respectively, in each case on substantially the same terms as other investors in the private placement. In addition, each Subscription Agreement with an investor other than Messrs. Hightower and DeJoria (each of which has existing registration rights with respect to the Company’s securities) provides for customary registration rights with respect to the shares issued thereunder, including the right to have such shares registered for resale on a “shelf” registration statement.

NOTE 12. Major Customers

Delek accounted for approximately 88% and 94% of the Company’s revenues during the years ended December 31, 2022 and 2021, respectively. Delek accounted for approximately 98% of the Company’s revenues during the period from August 22, 2020 through December 31, 2020. Delek and Enlink Crude Purchasing, LLC accounted for approximately 49% and 44%, respectively, of the Company’s revenues during the period from January 1, 2020 through August 21, 2020. Based on the current demand for crude oil and natural gas and the availability of other purchasers, management believes the loss of this major purchaser would not have a material adverse effect on our financial condition and results of operations because crude oil and natural gas are fungible products with well-established markets and numerous purchasers.

NOTE 13. Income Taxes

Enactment of the Inflation Reduction Act of 2022. On August 16, 2022, President Biden signed into law the Inflation Reduction Act of 2022 (“IRA 2022”). The IRA 2022, among other tax provisions, imposes a 15 percent corporate alternative minimum tax on corporations with book financial statement income in excess of $1.0 billion, effective for tax years beginning after December 31, 2022. The IRA 2022 also establishes a one percent excise tax on stock repurchases made by publicly traded U.S. corporations, effective for stock repurchases in excess of an annual limit of $1.0 million after December 31, 2022. The IRA 2022 did not impact the Company’s current year tax provision or the Company’s consolidated financial statements. The Company is evaluating the accounting and disclosure implications of the IRA 2022 on its future filings.

The Company’s income tax expense attributable to income from operations consisted of the following (in thousands):

	Year Ended December 31,		August 22, 2020 through December 31,
	2022	2021	2020
Current income tax expense:
Federal	$—	$—	$(3,176)
State	—	—	—
Total current income tax expense	—	—	(3,176)
Deferred income tax expense:
Federal	73,026	15,084	(1,047)
State	2,335	1,820	—
Deferred income tax expense	75,361	16,904	(1,047)
Total income tax expense	$75,361	$16,904	$(4,223)

The reconciliation between the income tax expense computed by multiplying pre-tax income by the U.S. federal statutory rate and the reported amounts of income tax expense is as follows (in thousands, except rate):

	Year Ended December 31,		August 22, 2020 through December 31,
	2022	2021	2020
Income tax expense at U.S. federal statutory rate	$65,565	$15,217	$(4,337)
Limited tax benefit due to wage and stock-based compensation	7,362	(51)	127
State deferred income taxes	2,335	1,730	—
Other	99	8	(13)
Income tax expense	$75,361	$16,904	$(4,223)
Effective income tax rate	24.1%	23.3%	20.4%

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities were as follows as of December 31, 2022 and 2021 (in thousands):

	December 31,
	2022	2021
Deferred tax assets:
Interest expense limitations	$10,623	$—
Net operating loss carryforwards	5,496	2,870
Stock-based compensation	4,102	4,373
Unrecognized derivative losses	3,756	3,248
Other	32	31
Less: Valuation allowance	—	—
Deferred tax assets	24,009	10,522
Deferred tax liabilities:
Crude oil and natural gas properties, principally due to differences in basis and depreciation and the deduction of intangible drilling costs for tax purposes	(155,169)	(66,324)
Unrecognized derivative gains	(4)	—
Deferred tax liabilities	(155,173)	(66,324)
Net deferred tax liabilities	$(131,164)	$(55,802)

The effective income tax rate differs from the U.S. statutory rate of 21 percent primarily due to reversing a portion of its deferred tax asset related to stock-based compensation, deferred state income taxes and other permanent differences between GAAP income and taxable income. Periods prior to August 22, 2020 are not shown because the Predecessor was treated as a partnership for U.S. federal income tax purposes and therefore does not record a provision for U.S. federal income tax because the partners of the Predecessor report their share of the Predecessor's income or loss on their respective income tax returns. The Predecessor was required to file tax returns on Form 1065 with the IRS. The 2019 through 2021 tax years remain open to examination.

As required by ASC Topic 740, “Income Taxes,” (“ASC 740”) the Company uses reasonable judgments and makes estimates and assumptions related to evaluating the probability of uncertain tax positions. The Company bases its estimates and assumptions on the potential liability related to an assessment of whether the income tax position will “more likely than not” be sustained in an income tax audit. Based on that analysis, the Company believes the Company has not taken any material uncertain tax positions, and therefore has not recorded an income tax liability related to uncertain tax positions. However, if actual results materially differ, the Company’s effective income tax rate and cash flows could be affected in the period of discovery or resolution. The Company also reviews the estimates and assumptions used in evaluating the probability of realizing the future benefits of the Company’s deferred tax assets and records a valuation allowance when the Company believes that a portion or all the deferred tax assets may not be realized. If the Company is unable to realize the expected future benefits of its deferred tax assets, the Company is required to provide a valuation allowance. The Company uses its history and experience, overall profitability, future management plans, tax planning strategies, and current economic information to evaluate the amount of valuation allowance to record. As of December 31, 2022 and 2021, the Company had not recorded a valuation allowance for deferred tax assets arising from its operations because the Company believed they met the “more likely than not” criteria as defined by the recognition and measurement provisions of ASC 740. The Company reversed a portion of its deferred tax asset related to stock-based compensation based on the assumption that the tax deduction will be subject to IRC Section 162(m) limits when the stock options are exercised and the restricted stock vests. IRC Section 162(m) limits compensation deductions to $1.0 million per year for certain Company executives. This resulted in a $3.4 million reduction in the deferred tax asset and reduced the amount of income tax benefit realized during the year ended December 31, 2022.

The Company is also subject to Texas Margin Tax. The Company realized no current Texas Margin Tax in the accompanying consolidated financial statements as we do not anticipate owing any Texas Margin Tax for 2022 or 2021. However, the Company has recognized a deferred Texas Margin Tax liability of $4.1 million and $1.8 million as of December 31, 2022 and 2021, respectively, in the accompanying consolidated financial statements.

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

The following table reconciles the Company’s earnings from operations and earnings attributable to common stockholders to the basic and diluted earnings used to determine the Company’s earnings per share amounts for the years ended December 31, 2022 and 2021 under the two-class method (in thousands):

	Year Ended December 31,		August 22, 2020 through December 31,
	2022	2021	2020
Net income (loss) as reported	$236,854	$55,559	$(16,429)
Participating basic earnings (a)	(22,991)	(4,674)	—
Basic earnings attributable to common stockholders	213,863	50,885	(16,429)
Reallocation of participating earnings	401	58	—
Diluted net income (loss) attributable to common stockholders	$214,264	$50,943	$(16,429)

Basic weighted average shares outstanding	104,738	93,127	91,629
Dilutive warrants and unvested stock options	4,304	145	—
Dilutive unvested restricted stock	2,122	1,500	—
Diluted weighted average shares outstanding	111,164	94,772	91,629

(a)

Certain unvested restricted stock awarded to outside directors represent participating securities because they participate in nonforfeitable dividends with the common equity holders of the Company. Vested stock options represent participating securities because they participate in dividend equivalents with the common equity holders of the Company. Participating earnings represent the distributed and undistributed earnings of the Company attributable to the participating securities. Certain unvested restricted stock awarded to outside directors, employee members of the Board and certain employees do not represent participating securities because, while they participate in dividends with the common equity holders of the Company, the dividends associated with such unvested restricted stock are forfeitable in connection with the forfeitability of the underlying restricted stock. Unvested stock options do not represent participating securities because, while they participate in dividend equivalents with the common equity holders of the Company, the dividend equivalents associated with unvested stock options are forfeitable in connection with the forfeitability of the underlying stock options.

The calculation for weighted average shares reflects shares outstanding over the reporting period based on the actual number of days the shares were outstanding.

NOTE 15. Stockholders’ Equity

Issuance of Common Stock. On March 25, 2022, June 21, 2022 and June 27, 2022, respectively, the Company issued 6,960,000, 371,517 and 3,522,117 shares of HighPeak Energy common stock related to the aforementioned crude oil and natural gas property acquisitions. On June 1, 2022, the Company issued 21,184 and 600,000 shares of restricted stock to outside directors and certain employees, respectively. On September 2, 2022, the Company closed an aggregate $85.0 million private placement of 3,933,376 newly issued shares of HighPeak Energy common stock at a price per share of $21.61 as determined by the 5-day volume weighted average closing price per share for the five days immediately prior to (and excluding) August 22, 2022. The initial closings occurred on August 22, 2022, with the final closings on September 2, 2022. The remaining 982,648 shares of HighPeak Energy common stock issued during the year ended December 31, 2022 were the result of warrants (970,648 shares) and stock options (12,000 shares) being exercised.

On June 1, 2021 and November 4, 2021, the Company issued 67,779 and 1,500,500 shares of restricted stock to outside directors and employee members of the Board, respectively. In October 2022, the Company issued 2,530,000 shares of its common stock in a public offering discussed below. The remaining 708,341 shares of HighPeak Energy common stock issued during the year ended December 31, 2021 were the result of warrants (554,073 shares) and stock options (154,268 shares) being exercised.

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

Dividends and dividend equivalents. In October 2022, the Board declared a quarterly dividend of $0.025 per share of common stock outstanding which resulted in a total of $2.8 million in dividends being paid on November 23, 2022. In addition, under the terms of the LTIP, the Company paid a dividend equivalent per share to all vested stock option holders of $280,000 in November 2022 and will accrue a dividend equivalent per share to all unvested stock option holders which is payable upon vesting of up to an additional $5,000, assuming no forfeitures. In addition, the Company will accrue an additional combined $53,000 in dividends on the restricted stock issued to directors, management directors and certain employees that will be payable upon vesting.

In July 2022, the Board declared a quarterly dividend of $0.025 per share of common stock outstanding which resulted in a total of $2.7 million in dividends being paid on August 25, 2022. In addition, under the terms of the LTIP, the Company paid a dividend equivalent per share to all vested stock option holders of $263,000 in August 2022 and will accrue a dividend equivalent per share to all unvested stock option holders which is payable upon vesting of up to an additional $4,000, assuming no forfeitures. In addition, the Company will accrue an additional combined $53,000 in dividends on the restricted stock issued to directors, management directors and certain employees that will be payable upon vesting.

In April 2022, the Board declared a quarterly dividend of $0.025 per share of common stock outstanding which resulted in a total of $2.6 million in dividends being paid on May 25, 2022. In addition, under the terms of the LTIP, the Company paid a dividend equivalent per share to all vested stock option holders of $214,000 in May 2022 and will accrue a dividend equivalent per share to all unvested stock option holders which is payable upon vesting of up to an additional $2,000, assuming no forfeitures. In addition, the Company will accrue an additional combined $53,000 in dividends on the restricted stock issued to management directors and certain employees that will be payable upon vesting.

In January 2022, the Board approved a quarterly dividend of $0.025 per share of common stock outstanding which resulted in a total of $2.4 million in dividends being paid on February 25, 2022. In addition, under the terms of the LTIP, the Company paid a dividend equivalent per share to all vested stock option holders and accrued a dividend equivalent per share to all unvested stock option holders payable upon vesting, which equates to a total payment of $214,000 in February 2022 and up to an additional $2,000, assuming no forfeitures. In addition, the Company accrued an additional combined $53,000 in dividends on the restricted stock issued to management directors and certain employees that will be payable upon vesting.

In September 2021, the Board approved a quarterly dividend of $0.025 per share of common stock outstanding which resulted in a total of $2.3 million in dividends being paid on October 25, 2021. In addition, under terms of the LTIP, the Company paid a dividend equivalent per share to all vested stock option holders and accrued a dividend equivalent per share to all unvested stock option holders payable upon vesting, which equated to a total payment of $207,000 during the year ended December 31, 2021 and an additional $31,000 in August 2022.

In July 2021, the Board approved a quarterly dividend of $0.025 and a special dividend of $0.075 per share of common stock outstanding which resulted in a total of $9.3 million in dividends being paid on July 26, 2021. In addition, under the terms of the LTIP, the Company paid a dividend equivalent per share to all vested stock option holders and accrued a dividend equivalent per share to all unvested stock option holders payable upon vesting, which equated to a total payment of $830,000 during the year ended December 31, 2021 and an additional $125,000 in August 2022.

Outstanding Securities. At December 31, 2022 and 2021, the Company had 113,165,027 and 96,774,185 shares of common stock outstanding, respectively, and 8,285,272 and 9,500,166 warrants outstanding, respectively, with an exercise price of $11.50 per share that expire on August 21, 2025.

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

NOTE 17. Subsequent Events

Dividends and dividend equivalents. In January 2023, the Board approved a quarterly dividend of $0.025 per share of common stock outstanding which resulted in a total of $2.8 million in dividends being paid on February 24, 2023. In addition, under the terms of the LTIP, the Company paid a dividend equivalent per share to all vested stock option holders of $283,000 in February 2023 and will accrue a dividend equivalent per share to all unvested stock option holders which is payable upon vesting of up to an additional $7,000, assuming no forfeitures. In addition, the Company will accrue an additional combined $53,000 in dividends on the restricted stock issued to directors, management directors and certain employees that will be payable upon vesting.

NOTE 18 – Supplemental Crude Oil and Natural Gas Disclosures (Unaudited)

The Company only has one reportable operating segment, which is crude oil and natural gas development, exploration and production in the U.S. See the Company’s accompanying consolidated statements of operations for information about results of operations for crude oil and natural gas producing activities.

Net Capitalized Costs

The following table reflects the capitalized costs of crude oil and natural gas properties and the related accumulated depletion (in thousands):

	December 31,
	2022	2021
Proved properties	$2,270,236	$699,701
Unproved properties	114,665	108,392
Total capitalized costs	2,384,901	808,093
Less: accumulated depletion	(259,962)	(82,478)
Net capitalized costs	$2,124,939	$725,615

Cost Incurred in Crude Oil and Natural Gas Property Acquisition, Exploration and Development

The following table reflects costs incurred in crude oil and natural gas property acquisition, development and exploratory activities (in thousands):

	Year Ended December 31,		August 22, 2020 through December 31,	January 1, 2020 through August 21,
	2022	2021	2020	2020
	Successor			Predecessor
Acquisition costs:
Proved properties	$352,791	$33,253	$—	$585
Unproved properties	174,554	20,792	1,181	2,753
Total acquisition costs	527,345	54,045	1,181	3,338
Exploration costs	655,433	190,346	52,837	48,801
Development costs	391,298	45,852	11,757	863
Crude oil and natural gas expenditures	1,574,076	290,243	65,775	53,002
Asset retirement obligations, net	2,879	1,844	(105)	98
Total costs incurred	$1,576,955	$292,087	$65,670	$53,100

Results of Operations for Crude Oil, NGL and Natural Gas Producing Activities

The following table reflects the Company’s results of operations for crude oil, NGL and natural gas producing activities (in thousands):

	Year Ended December 31,		August 22, 2020 through December 31,	January 1, 2020 through August 21,
	2022	2021	2020	2020
	Successor			Predecessor
Crude oil, NGL and natural gas sales	$755,686	$220,124	$16,400	$8,223
Lease operating expenses	69,599	25,053	2,653	4,870
Production and ad valorem taxes	38,440	10,746	886	566
Exploration and abandonment expense	1,149	1,549	5,032	4
Depletion, depreciation and amortization expense	177,742	65,201	9,877	6,385
Accretion of discount on asset retirement obligations	370	167	51	89
Income tax expense (benefit)	98,361	24,656	(441)	—
Results of operations from crude oil and natural gas production activities	$370,025	$92,752	$(1,658)	$(3,691)

Crude Oil, NGL and Natural Gas Reserves

Proved reserves were estimated in accordance with guidelines established by the SEC, which require that reserve estimates be prepared under existing economic and operating conditions based upon the 12-month unweighted average of the first day of the month spot prices prior to the end of the reporting period. These prices as of December 31, 2022, 2021 and 2020 were $93.67, $66.56 and $39.57 per barrel for crude oil and $6.358, $3.598 and $1.985 per MMBtu for natural gas, respectively. The estimated realized prices used in computing the Company’s reserves as of December 31, 2022 were as follows: (i) $94.59 per barrel of crude oil, (ii) $36.69 per barrel of NGL, and (iii) $4.871 per Mcf of natural gas. The estimated realized prices used in computing the Company’s reserves as of December 31, 2021 were as follows: (i) $66.10 per barrel of crude oil, (ii) $29.76 per barrel of NGL, and (iii) $0.786 per Mcf of natural gas. The estimated realized prices used in computing the Company’s reserves as of December 31, 2020 were as follows: (i) $38.08 per barrel of crude oil, (ii) $12.27 per barrel of NGL, and (iii) ($1.304) per Mcf of natural gas. All prices are net of adjustments for regional basis differentials, treating costs, transportation, gas shrinkage, gas heating value (BTU content) and/or crude quality and gravity adjustments.

The proved reserve estimates as of December 31, 2022, 2021 and 2020 were prepared by Cawley, Gillespie & Associates, Inc. (“CG&A”), independent reserve engineers, and reflect the Company’s current development plans. All estimates of proved reserves are determined according to the rules prescribed by the SEC in existence at the time estimates were made. These rules require that the standard of “reasonable certainty” be applied to proved reserve estimates, which is defined as having a high degree of confidence that the quantities will be recovered. A high degree of confidence exists if the quantity is much more likely to be achieved than not, and, as more technical and economic data becomes available, a positive or upward revision or no revision is much more likely than a negative or downward revision. Estimates are subject to revision based upon a number of factors, including many factors beyond the Company’s control, such as reservoir performance, prices, economic conditions, and government restrictions. In addition, results of drilling, testing, and production subsequent to the date of an estimate may justify revision of that estimate.

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

The following table reflects changes in proved reserves during the periods indicated:

	Crude Oil	NGL	Natural Gas	Total
Predecessor
Proved Reserves on December 31, 2019	9,372	1,349	4,654	11,497
Purchase of reserves-in-place	44	—	36	50
Extensions and discoveries	1,008	67	252	1,117
Revisions of previous estimates	(1,555)	(374)	(1,144)	(2,120)
Production	(236)	(20)	(87)	(270)
Proved Reserves on August 21, 2020	8,633	1,022	3,711	10,274

Successor
Proved Reserves on August 22, 2020	8,633	1,022	3,711	10,274
Extensions and discoveries	11,977	1,433	5,215	14,279
Revisions of previous estimates	(1,180)	(277)	(875)	(1,603)
Production	(398)	(18)	(112)	(435)
Proved Reserves on December 31, 2020	19,032	2,160	7,939	22,515
Extensions and discoveries	36,867	4,845	19,529	44,967
Purchase of reserves-in-place	973	631	2,910	2,089
Sales of minerals-in-place	(238)	(44)	(139)	(305)
Revisions of previous estimates	(1,807)	10	842	(1,657)
Production	(3,002)	(224)	(1,020)	(3,396)
Proved Reserves on December 31, 2021	51,825	7,378	30,061	64,213
Extensions and discoveries	47,677	6,162	24,887	57,987
Purchase of reserves-in-place	13,031	3,467	14,448	18,906
Revisions of previous estimates	(6,155)	(1,817)	(7,435)	(9,211)
Production	(7,562)	(821)	(3,323)	(8,937)
Proved Reserves on December 31, 2022	98,816	14,369	58,638	122,958

On December 31, 2022, the Company had approximately 122,958 MBoe of proved reserves. For the year ended December 31, 2022, extensions and discoveries increased proved reserves by 57,987 MBoe as a result of: (i) drilling 37 gross (32.1 net) exploratory/extension wells that were on production as of December 31, 2022, (ii) 16 gross (14.8 net) exploratory/extension wells that were in the final stages of completion as of December 31, 2022, and (iii) the addition of 80 gross (75.2 net) PUDs. The Company also acquired 18,906 MBoe of reserves as part of its acquisition activities during the year ended December 31, 2022. Downward revisions of previous estimates of 9,211 MBoe for the year ended December 31, 2022 were primarily the result of negative revisions of 10,418 MBoe due to technical revisions attributable to decreased well performance and adjustments to our PUD estimates, partially offset by positive revisions of approximately 1,116 MBoe related to increases in crude oil, NGL and natural gas realized prices and positive revisions of approximately 91 MBoe primarily due to increased forecasted operating expenses. The aforementioned net increase in proved reserves was partially offset by 8,937 MBoe in production during the year ended December 31, 2022. The Company’s current development plan reflects allocation of capital with a focus on efficiencies, recoveries and rates of return.

On December 31, 2021, the Company had approximately 64,213 MBoe of proved reserves. For the year ended December 31, 2021, extensions and discoveries increased proved reserves by 44,967 MBoe as a result of: (i) drilling 22 gross (17.8 net) exploratory wells that were on production as of December 31, 2021, (ii) 15 gross (11.0 net) exploratory wells that were in the final stages of completion as of December 31, 2021, and (iii) the addition of 53 gross (41.5 net) PUDs. The Company also acquired 2,089 MBoe of reserves as part of its acquisition activities and sold assets with proved reserves totaling 305 MBoe during the year ended December 31, 2021 in an acreage trade with an industry partner. Downward revisions of previous estimates of 1,657 MBoe for the year ended December 31, 2021 were primarily the result of: (i) negative revisions of 2,529 MBoe due to technical revisions attributable to decreased well performance and adjustments to our PUD estimates, (ii) negative revisions of approximately 85 MBoe primarily due to increased forecasted operating expenses and (iii) partially offset by positive revisions of approximately 957 MBoe related to increases in crude oil, NGL and natural gas realized prices. The aforementioned net increase in proved reserves was partially offset by 3,396 MBoe in production during the year ended December 31, 2021. The Company’s current development plan reflects allocation of capital with a focus on efficiencies, recoveries and rates of return.

On December 31, 2020, the Company had approximately 22,515 MBoe of proved reserves. Effective August 21, 2020, the HighPeak business combination included estimated proved reserves totaling 10,274 MBoe. For the period from August 22, 2020 to December 31, 2020, extensions and discoveries increased proved reserves by 14,279 MBoe as a result of: (i) drilling 3 gross (3.0 net) exploratory wells that were on production as of December 31, 2020, (ii) 9 gross (8.9 net) exploratory wells that were in the final stages of completion as of December 31, 2020, and (iii) the addition of 15 gross (12.4 net) PUDs. Downward revisions of previous estimates of 1,603 MBoe for the period from August 22, 2020 to December 31, 2020 were primarily the result of: (i) negative revisions of 1,112 MBoe due to technical revisions attributable to decreased well performance and adjustments to our PUD estimates, (ii) negative revisions of 409 MBoe related to PUDs removed from the development program, (iii) negative revisions of approximately 98 MBoe primarily due to decreases in crude oil, NGL and natural gas prices and increased price differentials and (iv) partially offset by positive revisions of approximately 16 MBoe related to decreased forecasted operating expenses. The net increase in proved reserves was partially offset by 435 MBoe in production during the period from August 22, 2020 to December 31, 2020.

On August 21, 2020, the Company had approximately 10,274 MBoe of proved reserves. During the period from December 31, 2019 to August 21, 2020, the Company acquired interests in three (3) producing vertical wells near its area of operation which included estimated proved reserves totaling 50 MBoe. For the period from December 31, 2019 to August 21, 2020, extensions and discoveries increased proved reserves by 1,117 MBoe as a result of: (i) drilling 3 gross (3.0 net) exploratory wells that were on production as of August 21, 2020. Revisions of previous estimates of 2,120 MBoe for the period from December 31, 2019 to August 21, 2020 were primarily the result of: (i) negative revisions totaling approximately 1,975 MBoe due to technical revisions attributable to decreased well performance of offset horizontal wells resulting in lessoned projected performance, (ii) negative revisions of approximately 173 MBoe primarily due to decreases in crude oil, NGL and natural gas prices and increased price differentials, and (iii) partially offset by positive revisions of 28 MBoe due to decreased forecasted operating expenses. Adding to the net decrease in proved reserves was 270 MBoe in production during the period from December 31, 2019 to August 21, 2020.

The following table sets forth the Company’s estimated quantities of proved developed and proved undeveloped crude oil, NGL and natural gas reserves:

	December 31,
	2022	2021	2020	2019
	Successor			Predecessor
Proved Developed Reserves (1)
Crude oil (MBbl)	47,845	22,610	8,730	4,091
NGL (MBbl)	7,968	3,540	957	548
Natural gas (MMcf)	32,669	14,611	3,572	1,952
Total (MBoe)	61,258	28,585	10,282	4,964
Proved Undeveloped Reserves
Crude oil (MBbl)	50,971	29,215	10,302	5,281
NGL (MBbl)	6,401	3,838	1,203	801
Natural gas (MMcf)	25,969	15,450	4,367	2,702
Total (MBoe)	61,700	35,628	12,233	6,533
Total Proved Reserves
Crude oil (MBbl)	98,816	51,825	19,032	9,372
NGL (MBbl)	14,369	7,378	2,160	1,349
Natural gas (MMcf)	58,638	30,061	7,939	4,654
Total (MBoe)	122,958	64,213	22,515	11,497

(1)

As of December 31, 2022, 2021, 2020 and 2019, proved developed reserves includes proved developed non-producing reserves of 7,417, 6,884, 4,517 and 3,101 MBbl of crude oil, 927, 793, 517 and 447 MBbl of NGL and 3,641, 3,222, 1,912 and 1,454 MMcf of natural gas, respectively.

On December 31, 2022, the Company’s estimated PUD reserves were approximately 61,700 MBoe, a 26,072 MBoe increase over the reserve estimate at December 31, 2020 of 35,628 MBoe. The following table includes the changes in PUD reserves for 2022 (in MBoe):

Beginning proved undeveloped reserves on December 31, 2021	35,628
Undeveloped reserves transferred to proved developed	(15,446)
Revisions	(3,178)
Purchase of reserves-in-place	7,302
Extensions and discoveries	37,394
Ending proved undeveloped reserves on December 31, 2022	61,700

Standardized Measure of Discounted Future Net Cash Flows

The following table reflects the Company’s standardized measure of discounted future net cash flows relating from its proved crude oil, natural gas and NGL reserves (in thousands):

	December 31,
	2022	2021	2020
Future cash inflows	$10,159,310	$3,668,535	$740,859
Future production costs	(2,289,852)	(824,865)	(217,025)
Future development costs (3)	(983,732)	(432,370)	(117,887)
Future income tax expense	(1,102,156)	(431,737)	(25,824)
Future net cash flows	5,783,570	1,979,563	380,123
Discount to present value at 10% annual rate	(2,367,062)	(860,754)	(157,931)
Standardized measure of discounted future net cash flows (3)	$3,416,508	$1,118,809	$222,192

The following table reflects the principal changes in the standardized measure of discounted future net cash flows attributable to the Company’s proved reserves (in thousands):

	Year Ended December 31,
	2022	2021	2020 (2)
Standardized measure of discounted future net cash flows, beginning of year	$1,118,809	$222,192	$140,021
Sales of crude oil and natural gas, net of production costs	(647,647)	(184,325)	(15,648)
Extensions and discoveries, net of future development costs (3)	1,785,822	987,689	172,478
Net changes in prices and production costs	909,053	272,889	(50,728)
Changes in estimated future development costs (3)	(23,647)	(13,551)	6,466
Purchases of minerals-in-place	499,478	31,353	600
Sales of reserves-in-place	—	(3,067)	—
Revisions of previous quantity estimates	(354,868)	(40,466)	(41,646)
Accretion of discount	134,338	23,419	14,134
Net changes in income taxes (1)	(315,478)	(212,574)	(10,675)
Net changes in timing of production and other	310,648	35,250	7,190
Standardized measure of discounted future net cash flows, end of year (3)	$3,416,508	$1,118,809	$222,192

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

(3)

The standardized measure of discounted future net cash flows reflects, within the category for future development costs, all estimated future costs that will be incurred to settle our asset retirement obligations, including costs for dismantlement, restoration, and abandonment of the existing wells (including both active and inactive wells on leases and future proved undeveloped locations), in each case in compliance with FASB ASC 932-235-50-36.

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

Changes in Internal Control over Financial Reporting

There have been no changes to the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the three months ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management’s Annual Report on Internal Control over Financial Reporting

Management is responsible for designing, implementing, and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act.

As required by Rule 13a-15 under the Exchange Act, management, with the participation of our principal executive and principal financial officers, assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2022, using the criteria in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, management believes that the Company’s internal control over financial reporting was effective as of December 31, 2022.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Item 10 will be incorporated by reference pursuant to Regulation 14A under the Exchange Act. We expect to file a definitive proxy statement with the SEC within 120 days after the close of the year ended December 31, 2022.

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

Exhibits

Exhibit
Number	Description

2.1+	Business Combination Agreement, dated as of May 4, 2020, by and among Pure Acquisition Corp., HighPeak Energy, Inc., Pure Acquisition Merger Sub, Inc., HighPeak Energy, LP, HighPeak Energy II, LP, HighPeak Energy III, LP, HPK Energy, LLC, and, solely for limited purposes specified therein, HighPeak Energy Management, LLC (incorporated by reference to Annex A to the Company’s Registration Statement on Form S-4 and Form S-1 (File No. 333-235313) filed with the SEC on August 5, 2020).

2.2	First Amendment to Business Combination Agreement, dated as of June 12, 2020, by and among, Pure Acquisition Corp., HighPeak Energy, Inc., Pure Acquisition Merger Sub, Inc., HighPeak Energy, LP, HighPeak Energy II, LP, HighPeak Energy III, LP, HPK Energy, LLC and HighPeak Energy Management, LLC (incorporated by reference to Annex A-I to the Company’s Registration Statement on Form S-4 and Form S-1 (File No. 333-235313) filed with the SEC on August 5, 2020).

2.3	Second Amendment to Business Combination Agreement, dated as of July 1, 2020, by and among, Pure Acquisition Corp., HighPeak Energy, Inc., Pure Acquisition Merger Sub, Inc., HighPeak Energy, LP, HighPeak Energy II, LP, HighPeak Energy III, LP, HPK Energy, LLC and HighPeak Energy Management, LLC (incorporated by reference to Annex A-II to the Company’s Registration Statement on Form S-4 and Form S-1 (File No. 333-235313) filed with the SEC on August 5, 2020).

2.4	Third Amendment to Business Combination Agreement, dated as of July 24, 2020, by and among, Pure Acquisition Corp., HighPeak Energy, Inc., Pure Acquisition Merger Sub, Inc., HighPeak Energy, LP, HighPeak Energy II, LP, HighPeak Energy III, LP, HPK Energy, LLC and HighPeak Energy Management, LLC (incorporated by reference to Annex A-III to the Company’s Registration Statement on Form S-4 and Form S-1 (File No. 333-235313) filed with the SEC on August 5, 2020).

2.5#	Purchase and Sale Agreement, dated as of February 15, 2022, by and among HighPeak Energy, Inc., HighPeak Energy Assets, LLC, Alamo Borden County II, LLC, Alamo Borden County III, LLC and Alamo Borden County IV, LLC (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K (File No. 001-39464) filed with the SEC on June 23, 2022).

2.6#	Put/Call Agreement, dated as of February 15, 2022, by and among HighPeak Energy, Inc. HighPeak Energy Assets, LLC, Alamo Frac Holdings, LLC, Alamo Exploration and Production, LLC, Crocket Operating LLC, Alamo Borden County II, LLC, Alamo Borden County III, LLC, Alamo Borden County IV, LLC and the other parties signatory thereto (incorporated by reference to Exhibit 2.3 to the Company’s Current Report on Form 8-K (File No. 001-39464) filed with the SEC on June 23, 2022).

2.7#	Purchase and Sale Agreement, dated as of April 26, 2022, by and among HighPeak Energy, Inc., HighPeak Energy Assets, LLC, Hannathon Petroleum, LLC and other sellers party thereto (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K (File No. 001-39464) filed with the SEC on June 30, 2022).

2.8#	Purchase and Sale Agreement, dated as of June 3, 2022, by and among HighPeak Energy Assets, LLC and Alamo Borden County 1, LLC (incorporated by reference to Exhibit 2.2 to the Company’s Current Report on Form 8-K (File No. 001-39464) filed with the SEC on June 23, 2022).

3.1	Amended and Restated Certificate of Incorporation of HighPeak Energy, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-39464) filed with the SEC on August 27, 2020).

3.2	Amended and Restated Bylaws of HighPeak Energy, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-39464) filed with the SEC on November 9, 2020).

4.1	Registration Rights Agreement, dated as of August 21, 2020, by and among HighPeak Energy, Inc., HighPeak Pure Acquisition, LLC, HighPeak Energy, LP, HighPeak Energy II, LP, HighPeak Energy III, LP and certain other security holders named therein (incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K (File No. 001-39464) filed with the SEC on August 27, 2020).

4.2	Stockholders’ Agreement, dated as of August 21, 2020, by and among HighPeak Energy, Inc., HighPeak Pure Acquisition, LLC, HighPeak Energy, LP, HighPeak Energy II, LP, HighPeak Energy III, LP, Jack Hightower and certain directors of Pure Acquisition Corp. (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K (File No. 001-39464) filed with the SEC on August 27, 2020).

4.3	Amendment and Assignment to Warrant Agreement, dated as of August 21, 2020, by and among Pure Acquisition Corp., Continental Stock Transfer & Trust Company and HighPeak Energy, Inc. (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-4 and Form S-1 (File No. 333-235313) filed with the SEC on August 5, 2020).

4.4	Description of Securities Registered Under Section 12 of the Securities Exchange Act of 1934, as amended (incorporated by reference to Exhibit 4.4 of the Company's Annual Report on Form 10-K for the year ended December 31, 2020 (File No. 001-39464)).

4.5	Indenture dated as of February 16, 2022, among HighPeak Energy, Inc., as issuer, the guarantors party thereto and UMB Bank, National Association, as trustee (incorporated by reference to the Company’s Current Report on Form 8-K (File No. 001-39464) filed February 22, 2022).

4.6	Supplement No. 1 to Indenture dated as of November 9, 2022, by and among HighPeak Energy, Inc., as issuer, the guarantors party thereto and UMB Bank, National Association, as trustee (incorporated by reference to the Company’s Current Report on Form 8-K (File No. 001-39464) filed November 10, 2022).

4.7	Indenture dated as of November 8, 2022, by and among HighPeak Energy, Inc., as issuer, the guarantors party thereto and UMB Bank, National Association, as trustee (incorporated by reference to the Company’s Current Report on Form 8-K (File No. 001-39464) filed November 10, 2022).

4.8	Indenture dated December 12, 2022, by and among HighPeak Energy, Inc., as issuer, the guarantors party thereto and UMB Bank, National Association, as trustee (incorporated by reference to the Company’s Current Report on Form 8-K (File No. 001-39464) filed December 12, 2022).

4.9#	Registration Rights Agreement, dated as of June 27, 2022, by and among HighPeak Energy, Inc., Hannathon Petroleum, LLC, the parties listed as signatories hetero in their capacities as holders of Registrable Securities, and any Transferees thereof which hold Registrable Securities (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 001-39464) filed with the SEC on June 30, 2022).

10.1	Amended and Restated Forward Purchase Agreement, dated as July 24, 2020, by and among HighPeak Energy, Inc., the Purchasers therein, HighPeak Energy Partners, LP and, solely for the purposes specified therein, Pure Acquisition Corp (incorporated by reference to Annex F to the Company’s Registration Statement on Form S-4 and Form S-1 (File No. 333-235313) filed with the SEC on August 5, 2020).

10.2*	HighPeak Energy, Inc. Second Amended and Restated Long Term Incentive Plan.

10.3	Form of Stock Option Agreement (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K (File No. 001-39464) filed with the SEC on August 27, 2020).

10.4	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-39464) filed with the SEC on November 9, 2020).

10.5	Credit Agreement, dated as of December 17, 2020, among HighPeak Energy, Inc., as Borrower, Fifth Third Bank, National Association, as administrative agent, and the Lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-39464) filed with the SEC on December 18, 2020).

10.6	First Amendment to Credit Agreement, dated as of June 23, 2021, by and among HighPeak Energy, Inc., as Borrower, Fifth Third Bank, National Association, as administrative agent, the Guarantors, the Existing Lender and the New Lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-39464) filed with the SEC on June 24, 2021).

10.7	Second Amendment to Credit Agreement, dated as of October 1, 2021, by and among HighPeak Energy, Inc., as Borrower, Fifth Third Bank, National Association, as administrative agent, the Guarantors, and the Lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-39464) filed with the SEC on October 4, 2021).

10.8	Third Amendment to Credit Agreement, dated as of February 9, 2022, among HighPeak Energy, Inc., as Borrower, Fifth Third Bank, National Association, as administrative agent, and the Lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-39464) filed with the SEC on February 14, 2022).

10.9	Fourth Amendment to Credit Agreement, dated as of June 27, 2022, by and among HighPeak Energy, Inc., as Borrower, Fifth Third Bank, National Association, as administrative agent, and the Lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-39464) filed with the SEC on June 30, 2022).

10.10	Fifth Amendment to Credit Agreement, dated as of October 14, 2022, among HighPeak Energy, Inc., as Borrower, Fifth Third Bank, National Association, as the existing administrative agent, Wells Fargo Bank, National Association, as the new administrative agent, the guarantors party thereto and the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-39464) filed with the SEC on October 18, 2022).

10.11	Sixth Amendment to Credit Agreement, dated as of October 31, 2022, among HighPeak Energy, Inc., as Borrower, Wells Fargo Bank, National Association, as administrative agent, the guarantors party thereto and the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-39464) filed with the SEC on November 4, 2022).

10.12*	Seventh Amendment to Credit Agreement, dated as of December 9, 2022, among HighPeak Energy, Inc., as Borrower, Wells Fargo Bank, National Association, as administrative agent, the guarantors and the lenders party thereto.

10.13	Form of Dividend Equivalent Award Agreement (incorporated by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q (File No. 001-39464) filed with the SEC on August 9, 2021).

10.14	Form of Restricted Stock Award Agreement (incorporated by reference to Exhibit 99.2 to the Company’s Registration Statement on Form S-8 (File No. 333-249888) filed with the SEC on November 5, 2020).

10.15	Form of Cash Award Agreement (incorporated by reference to Exhibit 10.12 to the Company’s Annua Report on Form 10-K (File No. 001-39464) filed with the SEC on March 7, 2022).

10.16	Form of Subscription Agreement, by and among HighPeak Energy, Inc. and the purchaser party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-39464) filed with the SEC on August 24, 2022).

21.1*	List of Subsidiaries.

23.1*	Consent of Weaver and Tidwell, L.L.P., independent registered public accounting firm for HighPeak Energy, Inc.

23.2*	Consent of Cawley, Gillespie & Associates, Inc.

31.1*	Certification of the Company’s Chief Executive Officer Pursuant to Section 302 of the Sarbanes Oxley Act of 2002 (18 U.S.C. Section 7241)

31.2*	Certification of the Company’s Chief Financial Officer Pursuant to Section 302 of the Sarbanes Oxley Act of 2002 (18 U.S.C. Section 7241)

32.1**	Certification of the Company’s Chief Executive Officer Pursuant to Section 906 of the Sarbanes Oxley Act of 2002 (18 U.S.C. Section 1350)

32.2**	Certification of the Company’s Chief Financial Officer Pursuant to Section 906 of the Sarbanes Oxley Act of 2002 (18 U.S.C. Section 1350)

99.1*	Reserve Report of HighPeak Energy as of December 31, 2022.

99.2

Reserve Report of HighPeak Energy as of December 31, 2021 (incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K (File No. 001-39464) filed with the SEC on February 9, 2022).

99.3

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

HIGHPEAK ENERGY, INC.

March 6, 2023	By:	/s/ Steven Tholen
Steven Tholen
Chief Financial Officer

March 6, 2023	By:	/s/ Keith Forbes
Keith Forbes
Vice President, Controller

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JACK HIGHTOWER	Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)	March 6, 2023
Jack Hightower

/s/ STEVEN THOLEN	Chief Financial Officer (Principal Financial Officer)	March 6, 2023
Steven Tholen

/s/ KEITH FORBES	Vice President, Controller (Principal Accounting Officer)	March 6, 2023
Keith Forbes

/s/ JAY M. CHERNOSKY	Director	March 6, 2023
Jay M. Chernosky

/s/ KEITH A. COVINGTON	Director	March 6, 2023
Keith A. Covington

/s/ SHARON FULGHAM	Director	March 6, 2023
Sharon Fulgham

/s/ MICHAEL H. GUSTIN	Director	March 6, 2023
Michael H. Gustin

/s/ MICHAEL L. HOLLIS	President and Director	March 6, 2023
Michael L. Hollis

/s/ LARRY C. OLDHAM	Director	March 6, 2023
Larry C. Oldham