Form 10-Q
period 2023-03-31
HighPeak Energy, Inc.
filed 2023-05-10
CIK 1792849

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

or

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

Yes ☐     No ☒

As of May 5, 2023, there were 113,177,146 shares of common stock, par value $0.0001 per share, issued and outstanding.

HIGHPEAK ENERGY, INC.

TABLE OF CONTENTS

		Page
Definitions of Certain Terms and Conventions Used Herein		1
Cautionary Statement Concerning Forward-Looking Statements		4
PART I. FINANCIAL INFORMATION
Item 1.	Condensed Consolidated Financial Statements (Unaudited)	5
	Condensed Consolidated Balance Sheets	5
	Condensed Consolidated Statements of Operations	6
	Condensed Consolidated Statements of Changes in Stockholders’ Equity	7
	Condensed Consolidated Statements of Cash Flows	8
	Notes to Condensed Consolidated Financial Statements	9
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	26
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	36
Item 4.	Controls and Procedures	37
PART II. OTHER INFORMATION
Item 1.	Legal Proceedings	36
Item 1A.	Risk Factors	36
Item 6.	Exhibits	37
Signatures		38

HIGHPEAK ENERGY, INC.

Definitions of Certain Terms and Conventions Used Herein

Within this Quarterly Report on Form 10-Q (this “Quarterly Report”), the following terms and conventions have specific meanings:

•	“10.000% Senior Notes” means the $225.0 million aggregate principal amount of our 10.000% Senior Notes due 2024, which were issued pursuant to an indenture in February 2022.
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

•	“ASC” means Accounting Standards Codification.
•	“ASU” means Accounting Standards Update.
•	“Basin” means a large natural depression on the earth’s surface in which sediments generally brought by water accumulate.
•	“Bbl” means a standard barrel containing 42 United States gallons.
•	“Bcf” means one billion cubic feet.
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

•

“Eighth Amendment” means the Eighth Amendment to Credit Agreement, dated as of March 14, 2023, by and among HighPeak Energy, Inc., as Borrower, Wells Fargo Bank, National Association, as administrative agent, the guarantors party thereto and the lenders party thereto.

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

•

“First Amendment” means the First Amendment to Credit Agreement, dated as of June 23, 2021, among HighPeak Energy, Inc., as Borrower, Fifth Third Bank, National Association, as administrative agent, and the guarantors party thereto and lenders party thereto.

•	“Formation” A layer of rock which has distinct characteristics that differs from nearby rocks.
•

“Fourth Amendment” means the Fourth Amendment to Credit Agreement, dated as of June 27, 2022, among HighPeak Energy, Inc., as Borrower, Fifth Third Bank, National Association, as administrative agent, and the guarantors party thereto and lenders party thereto.

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

•	“Net production” Production that is owned by us, less royalties and production due others.
•	“NGL” means natural gas liquids, which are the heavier hydrocarbon liquids that are separated from the natural gas stream; such liquids include ethane, propane, isobutane, normal butane and gasoline.
•	“NYMEX” means the New York Mercantile Exchange.
•	“OPEC” means the Organization of Petroleum Exporting Countries.
•	“Operator” The individual or company responsible for the exploration and/or production of a crude oil or natural gas well or lease.
•	“Plugging” A downhole tool that is set inside the casing to isolate the lower part of the wellbore.
•	“Pooling” The bringing together of small tracts or fractional mineral interests in one or more tracts to form a drilling and production unit for a well under applicable spacing rules.
•	“Predecessor” refers to HPK LP for the period from January 1, 2020 to August 20, 2020.
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

•

“Proved undeveloped reserves” or “PUD” means proved reserves that are expected to be recovered from new wells on undrilled acreage or from existing wells where a relatively major expenditure is required for completion. Undrilled locations can be classified as PUDs only if a development plan has been adopted indicating that such locations are scheduled to be drilled within five (5) years, unless specific circumstances justify a longer time.

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
•

“Second Amendment” means the Second Amendment to Credit Agreement, dated as of October 1, 2021, among HighPeak Energy, Inc., as Borrower, Fifth Third Bank, National Association, as administrative agent, and the guarantors party thereto and lenders party thereto.

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
•

“Working interest” The right granted to the lessee of a property to explore for and to produce and own crude oil, natural gas or other minerals. The working interest owners bear the exploration, development and operating costs on either a cash, penalty or carried basis.

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

Cautionary Statement Concerning Forward-Looking Statements

This Quarterly Report on Form 10-Q (this “Quarterly Report”) includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical facts included or incorporated by reference in this Quarterly Report, including, without limitation, statements regarding the Company’s future financial position, business strategy, budgets, projected revenues, projected costs, and plans and objectives of management for future operations, are forward-looking statements. Such forward-looking statements are based on the beliefs of management, as well as assumptions made by, and information currently available to, the Company’s management. In addition, forward-looking statements generally can be identified by the use of forward-looking terminology such as “believes,” “plans,” “expects,” “anticipates,” “forecasts,” “intends,” “continue,” “may,” “will,” “could,” “should,” “future,” “potential,” “estimate” or the negative of such terms and similar expressions as they relate to the Company are intended to identify forward-looking statements, which are generally not historical in nature. The forward-looking statements are based on the Company’s current expectations, assumptions, estimates and projections about the Company and the industry in which the Company operates. Although the Company believes that the expectations and assumptions reflected in the forward-looking statements are reasonable as and when made, they involve risks and uncertainties that are difficult to predict and, in many cases, beyond the Company’s control. In addition, the Company may be subject to currently unforeseen risks that may have a materially adverse effect on it. Accordingly, no assurances can be given that the actual events and results will not be materially different from the anticipated results described in the forward-looking statements. Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date hereof. The Company undertakes no duty to publicly update these statements except as required by law. Important factors that could cause actual results to differ materially from the Company’s expectations include, but are not limited to, the Company’s assumptions about:

●	the supply and demand for and the market prices of crude oil, NGL, natural gas and other products or services, and the associated impact of our hedging practices relating thereto;
●	the results of our ongoing strategic alternatives review process;
●

our ability to pay, when due, the principal of, interest on or other amounts due in respect of our indebtedness, including our 10.000% Senior Notes due February 2024, Credit Agreement due June 2024 and 10.625% Senior Notes due November 2024;

●	political instability or armed conflict in crude oil or natural gas producing regions, such as the ongoing war between Russia and Ukraine;
●	the integration of acquisitions;
●	the availability of capital resources;
●	production and reserve levels;
●	drilling and completion risks;
●	inflation rates and the impacts of associated monetary policy responses, including increased interest rates and resulting pressures on economic growth;
●	economic and competitive conditions;
●	capital expenditures and other contractual obligations;
●	weather conditions;
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

●	cyber-attacks;
●	occurrence of property acquisitions or divestitures;
●	the securities or capital markets and our ability to access such markets on attractive terms or at all, and related risks such as general credit, liquidity, market and interest-rate risks; and
●

other factors disclosed under “Part I, Items 1 and 2. Business and Properties,” “Part I, Item 1A. Risk Factors,” “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Part II, Item 7A. Quantitative and Qualitative Disclosures about Market Risk,” included in the Company’s Annual Report on Form 10-K filed with the SEC on March 6, 2023 (“Annual Report”) and this Quarterly Report under “Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Part I, Item 3. Quantitative and Qualitative Disclosures about Market Risk,” and elsewhere in this Quarterly Report.

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

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

HighPeak Energy, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share data)

	March 31, 2023 (Unaudited)	December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$47,536	$30,504
Accounts receivable	80,980	96,596
Inventory	15,759	13,275
Prepaid expenses	1,004	4,133
Derivatives	—	17
Total current assets	145,279	144,525
Crude oil and natural gas properties, using the successful efforts method of accounting:
Proved properties	2,669,752	2,270,236
Unproved properties	97,910	114,665
Accumulated depletion, depreciation and amortization	(341,045)	(259,962)
Total crude oil and natural gas properties, net	2,426,617	2,124,939
Other property and equipment, net	3,556	3,587
Other noncurrent assets	7,067	6,431
Total assets	$2,582,519	$2,279,482
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt, net	$215,295	$—
Accounts payable – trade	133,246	105,565
Accrued capital expenditures	132,071	91,842
Revenues and royalties payable	29,500	15,623
Accrued interest	15,087	13,152
Other accrued liabilities	14,021	15,600
Derivatives	11,265	16,702
Advances from joint interest owners	10,217	7,302
Operating leases	726	343
Total current liabilities	561,428	266,129
Noncurrent liabilities:
Long-term debt, net	645,469	704,349
Deferred income taxes	145,671	131,164
Asset retirement obligations	7,763	7,502
Derivatives	797	691
Operating leases	400	—
Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock, $0.0001 par value, 10,000,000 shares authorized, none issued and outstanding at December 31, 2022 and 2021	—	—
Common stock, $0.0001 par value, 600,000,000 shares authorized, 113,177,011 and 113,165,027 shares issued and outstanding at March 31, 2023 and December 31, 2022, respectively	11	11
Additional paid-in capital	1,013,100	1,008,896
Retained earnings	207,880	160,740
Total stockholders’ equity	1,220,991	1,169,647
Total liabilities and stockholders’ equity	$2,582,519	$2,279,482

The accompanying notes are an integral part of these condensed consolidated financial statements.

HighPeak Energy, Inc.

Condensed Consolidated Statements of Operations

(in thousands, except per share data)

(Unaudited)

	Three Months Ended March 31,
	2023	2022
Operating revenues:
Crude oil sales	$215,696	$86,938
NGL and natural gas sales	8,098	5,291
Total operating revenues	223,794	92,229
Operating costs and expenses:
Crude oil and natural gas production	32,942	9,446
Production and ad valorem taxes	12,297	5,006
Exploration and abandonments	2,164	209
Depletion, depreciation and amortization	81,131	17,024
Accretion of discount	118	54
General and administrative	2,502	1,940
Stock-based compensation	4,054	3,976
Total operating costs and expenses	135,208	37,655
Income from operations	88,586	54,574
Interest and other income	30	250
Interest expense	(26,972)	(5,252)
Derivative gain (loss), net	3,120	(66,394)
Income (loss) before income taxes	64,764	(16,822)
Income tax expense (benefit)	14,507	(312)
Net income (loss)	$50,257	$(16,510)
Earnings (loss) per share:
Basic net income (loss)	$0.41	$(0.17)
Diluted net income (loss)	$0.39	$(0.17)

Weighted average shares outstanding:
Basic	111,055	95,841
Diluted	117,765	95,841

Dividends declared per share	$0.025	$0.025

The accompanying notes are an integral part of these condensed consolidated financial statements.

HighPeak Energy, Inc.

Condensed Consolidated Statements of Changes in Stockholders' Equity

(in thousands)

(Unaudited)

Three Months Ended March 31, 2023
	Shares Outstanding	Common Stock	Additional Paid-in- Capital	Retained Earnings	Total Stockholders' Equity
Balance, December 31, 2022	113,165	$11	$1,008,896	$160,740	$1,169,647
Dividends declared ($0.025 per share)	—	—	—	(2,829)	(2,829)
Dividend equivalents declared on outstanding stock options ($0.025 per share)	—	—	—	(288)	(288)
Exercise of warrants	—	—	2	—	2
Stock-based compensation costs:
Shares issued upon options being exercised	12	—	148	—	148
Compensation costs included in net income	—	—	4,054	—	4,054
Net income	—	—	—	50,257	50,257
Balance, March 31, 2023	113,177	$11	$1,013,100	$207,880	$1,220,991

Three Months Ended March 31, 2022
	Shares Outstanding	Common Stock	Additional Paid-in- Capital	Retained Earnings (Accumulated Deficit)	Total Stockholders' Equity
Balance, December 31, 2021	96,774	$10	$617,489	$(64,436)	$553,063
Dividends declared ($0.025 per share)	—	—	—	(2,434)	(2,434)
Dividend equivalents declared on outstanding stock options ($0.025 per share)	—	—	—	(250)	(250)
Stock issued for acquisition	6,960	—	156,599	—	156,599
Stock issuance costs	—	—	(55)	—	(55)
Exercise of warrants	69	—	779	—	779
Stock-based compensation costs:
Shares issued upon options being exercised	8	—	75	—	75
Compensation costs included in net loss	—	—	2,614	—	2,614
Net loss	—	—	—	(16,510)	(16,510)
Balance, March 31, 2022	103,811	$10	$777,501	$(83,630)	$693,881

The accompanying notes are an integral part of these condensed consolidated financial statements.

HighPeak Energy, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Three Months Ended March 31,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$50,257	$(16,510)
Adjustments to reconcile net income (loss) to net cash provided by operations:
Exploration and abandonment expense	1,950	32
Depletion, depreciation and amortization expense	81,131	17,024
Accretion expense	118	54
Stock-based compensation expense	4,054	3,976
Amortization of debt issuance costs	2,668	645
Amortization of discounts on 10.000% Senior Notes and 10.625% Senior Notes	4,290	893
Derivative-related activity	(5,314)	41,633
Deferred income taxes	14,507	(312)
Changes in operating assets and liabilities:
Accounts receivable	15,617	(6,789)
Prepaid expenses, inventory and other assets	(2,567)	(941)
Accounts payable, accrued liabilities and other current liabilities	23,295	10,242
Net cash provided by operating activities	190,006	49,947
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to crude oil and natural gas properties	(379,103)	(165,099)
Changes in working capital associated with crude oil and natural gas property additions	65,062	20,644
Acquisitions of crude oil and natural gas properties	(5,463)	(6,348)
Other property additions	(18)	(96)
Net cash used in investing activities	(319,522)	(150,899)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under Credit Agreement	150,000	15,000
Proceeds from exercises of stock options	148	75
Proceeds from exercises of warrants	2	779
Debt issuance costs	(544)	(6,449)
Dividends paid	(2,776)	(2,382)
Dividend equivalents paid	(282)	(214)
Proceeds from issuance of 10.000% Senior Notes, net of discount	—	210,179
Repayments under Credit Agreement	—	(115,000)
Stock offering costs	—	(55)
Net cash provided by financing activities	146,548	101,933
Net (decrease) increase in cash and cash equivalents	17,032	981
Cash and cash equivalents, beginning of period	30,504	34,869
Cash and cash equivalents, end of period	$47,536	$35,850

Supplemental cash flow information:
Cash paid for interest	$18,078	$1,081
Cash paid for income taxes	—	—
Supplemental disclosure of non-cash transactions:
Stock issued for acquisition	$—	$156,600
Additions to asset retirement obligations	143	768

The accompanying notes are an integral part of these condensed consolidated financial statements.

HIGHPEAK ENERGY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1. Organization and Nature of Operations

HighPeak Energy, Inc. ("HighPeak Energy" or the "Company,") is a Delaware corporation, formed in October 2019. See the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, filed with the U.S. Securities and Exchange Commission (“SEC”) on March 6, 2023, for further information regarding the formation of the Company.

HighPeak Energy’s common stock and warrants are listed and traded on the Nasdaq Global Market (the "Nasdaq") under the ticker symbols “HPK” and “HPKEW,” respectively. The Company is an independent crude oil and natural gas exploration and production company that explores for, develops and produces crude oil, NGL and natural gas in the Permian Basin in West Texas, more specifically, the Midland Basin primarily in Howard and Borden Counties. Our acreage is composed of two core areas, Flat Top primarily in the northern portion of Howard County extending into southern Borden, southwest Scurry and northwestern Mitchell Counties and Signal Peak in the southern portion of Howard County.

NOTE 2. Basis of Presentation and Summary of Significant Accounting Policies

Presentation. In the opinion of management, the unaudited interim condensed consolidated financial statements of the Company as of March 31, 2023 and for the three months ended March 31, 2023 and 2022 include all adjustments and accruals, consisting only of normal, recurring adjustments and accruals necessary for a fair presentation of the results for the interim periods in conformity with generally accepted accounting principles in the United States ("GAAP"). The operating results for the three months ended March 31, 2023 are not indicative of results for a full year.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted in accordance with the rules and regulations of the SEC. These unaudited interim condensed consolidated financial statements should be read together with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

Principles of consolidation. The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries since their acquisition or formation. All material intercompany balances and transactions have been eliminated. Certain reclassifications have been made to prior period amounts to conform to the current period’s presentation.

Use of estimates in the preparation of financial statements. Preparation of the Company's consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Depletion of crude oil and natural gas properties is determined using estimates of proved crude oil, NGL and natural gas reserves and evaluations for impairment of proved and unproved crude oil and natural gas properties, in part, is determined using estimates of proved and risk adjusted probable and possible crude oil, NGL and natural gas reserves. There are numerous uncertainties inherent in the estimation of quantities of proved, probable and possible reserves and in the projection of future rates of production and the timing of development expenditures. Similarly, evaluations for impairment of proved crude oil and natural gas properties are subject to numerous uncertainties including, among others, estimates of future recoverable reserves, commodity price outlooks and future undiscounted and discounted net cash flows. In addition, evaluations for impairment of unproved crude oil and natural gas properties on a project-by-project basis are also subject to numerous uncertainties including, among others, estimates of future recoverable reserves, results of exploration activities, commodity price outlooks, planned future sales or expirations of all or a portion of such projects. Other items subject to such estimates and assumptions include, but are not limited to, the carrying value of crude oil and natural gas properties, asset retirement obligations, equity-based compensation, fair value of derivatives and estimates of income taxes. Actual results could differ from the estimates and assumptions utilized.

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

Accounts receivable. As of March 31, 2023 and December 31, 2022, the Company’s accounts receivables primarily consist of amounts due from the sale of crude oil, NGL and natural gas of $72.6 million and $81.6 million, respectively, and are based on estimates of sales volumes and realized prices the Company anticipates it will receive, current U.S. federal income tax receivables of $3.2 million and $3.2 million, respectively, joint interest receivables of $2.0 million and $2.2 million, respectively, $2.0 million and $4.9 million, respectively, related to receivables from electric power infrastructure installed throughout Flat Top by the Company that it will be reimbursed for, and receivables related to settlements of derivative contracts of $1.2 million and $4.7 million, respectively. The Company’s share of crude oil, NGL and natural gas production is sold to various purchasers who must be prequalified under the Company’s credit risk policies and procedures. The Company’s credit risk related to collecting accounts receivables is mitigated by using credit and other financial criteria to evaluate the credit standing of the entity obligated to make payment on the accounts receivable, and where appropriate, the Company obtains assurances of payment, such as a guarantee by the parent company of the counterparty or other credit support. The Company routinely reviews outstanding balances and establishes allowances for bad debts equal to the estimable portions of accounts receivable for which failure to collect is considered probable. As of March 31, 2023 and December 31, 2022, the Company had no allowance for doubtful accounts.

The Company adopted ASU 2016-13 and the subsequent applicable modifications to the rule on January 1, 2023. Accounts receivable are stated at amounts due from joint interest owners or purchasers, net of an allowance for expected losses as estimated by the Company when collection is doubtful. For receivables from joint interest owners, the Company typically has the ability to withhold future revenue disbursements to recover any non-payment of joint interest billings. Accounts receivable from joint interest owners or purchasers outstanding longer than the contractual payment terms are considered past due. The Company determines its allowance for each type of receivable by considering a number of factors, including the length of time accounts receivable are past due, the Company’s previous loss history, the debtor’s current ability to pay its obligation to the Company, the condition of the general economy and the industry as a whole. The Company writes off specific accounts receivable when they become uncollectible, and payments subsequently received on such receivables are credited to the allowance for expected losses. As of March 31, 2023 and December 31, 2022, the Company had no allowance for credit losses related to accounts receivable.

Concentration of credit risk. The Company is subject to credit risk resulting from the concentration of its crude oil and natural gas receivables with significant purchasers. For the three months ended March 31, 2023 and the year ended December 31, 2022, sales to the Company’s two largest purchasers accounted for approximately 95% and 94%, respectively, of the Company’s total crude oil, NGL and natural gas sales revenues. The Company generally does not require collateral and does not believe the loss of these particular purchasers would materially impact its operating results, as crude oil and natural gas are fungible products with well-established markets and numerous purchasers in various regions.

Prepaid expenses. Prepaid expenses are comprised primarily of caliche that will be used on future locations and roads in our development areas, tubulars and proppant that the Company has prepaid the suppliers to guarantee their availability when needed for our current drilling program, prepaid insurance costs that will be amortized over the life of the policies, prepaid agency fees and software maintenance fees that will be amortized over the life of the contracts. Prepaid expenses as of March 31, 2023 and December 31, 2022 are $1.0 million and $4.1 million, respectively.

Inventory. Inventory is comprised primarily of crude oil and natural gas drilling or repair items such as tubing, casing, pumps, vessels, operating supplies and ordinary maintenance materials and parts. The materials and supplies inventory is primarily acquired for use in future drilling or repair operations and is carried at the lower of cost or net realizable value, on a weighted average cost basis. Valuation allowances for materials and supplies inventories are recorded as reductions to the carrying values of the materials and supplies inventories in the Company’s consolidated balance sheet and as charges to other expense in the consolidated statements of operations. The Company’s materials and supplies inventory as of March 31, 2023 and December 31, 2022 is $15.8 million and $13.3 million, respectively, and the Company has not recognized any valuation allowance to date.

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

Other property and equipment, net. Other property and equipment is recorded at cost. The carrying values of other property and equipment, net of accumulated depreciation of $745,000 and $696,000 as of March 31, 2023 and December 31, 2022, respectively, are as follows (in thousands):

	March 31, 2023	December 31, 2022
Land	$2,139	$2,139
Transportation equipment	649	691
Buildings	540	544
Leasehold improvements	221	206
Field equipment	6	6
Furniture and fixtures	1	1
Total other property and equipment, net	$3,556	$3,587

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

Aid-in-construction assets. As of March 31, 2023 and December 31, 2022, the Company had aid-in-construction assets totaling $6.0 million and $6.1 million, respectively, included in other noncurrent assets. The Company is receiving and will continue to receive payments based on gross system throughput, including any third-party natural gas that is potentially tied into the system in the future. The contract calls for future aid-in-construction fundings if expansions of the system are necessary as determined in the sole discretion of the Company.

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

Current liabilities. Current portion of long-term debt, accounts payable, accrued liabilities and derivative liabilities included in current liabilities as of March 31, 2023 and December 31, 2022 totaled approximately $561.4 million and $266.1 million, respectively, including current portion of long-term debt, trade accounts payable, accrued capital expenditures, revenues and royalties payable, derivative liabilities and accruals for operating and general and administrative expenses, interest expense, operating leases, inventory, dividends and dividend equivalents and other miscellaneous items.

Debt issuance costs and original issue discount. The Company paid a total of $20.2 million in debt issuance costs, $544,000 of which was incurred during the three months ended March 31, 2023, primarily related to amendments to the Credit Agreement. Amortization based on the straight-line method over the terms of the 10.000% Senior Notes, 10.625% Senior Notes and the Credit Agreement which approximates the effective interest method was $2.7 million and $645,000 during the three months ended March 31, 2023 and 2022, respectively. In addition, the Company realized $34.8 million in original issuer discounts on the issuance of its 10.000% Senior Notes and 10.625% Senior Notes that is being amortized over the life of the notes which approximates the effective interest method and was $4.3 million and $893,000 during the three months ended March 31, 2023 and 2022, respectively. As of March 31, 2023 and December 31, 2022, the net debt issuance costs and discount are netted against the outstanding current portion of long-term debt and long-term debt on the accompanying consolidated balance sheets in accordance with GAAP.

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

The Company enters into contracts with purchasers to sell its crude oil and natural gas production. Revenue on these contracts is recognized in accordance with the five-step revenue recognition model prescribed in ASC 606. Specifically, revenue is recognized when the Company’s performance obligations under these contracts are satisfied, which generally occurs with the transfer of control of the crude oil and natural gas to the purchaser. Control is generally considered transferred when the following criteria are met: (i) transfer of physical custody, (ii) transfer of title, (iii) transfer of risk of loss and (iv) relinquishment of any repurchase rights or other similar rights. Given the nature of the products sold, revenue is recognized at a point in time based on the amount of consideration the Company expects to receive in accordance with the price specified in the contract. Consideration under the crude oil and natural gas marketing contracts is typically received from the purchaser one to two months after the date of sale. As of March 31, 2023 and December 31, 2022, the Company had receivables related to contracts with purchasers of approximately $72.6 million and $81.6 million, respectively.

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

The Company reviews its deferred tax assets for recoverability and establishes a valuation allowance based on projected future taxable income, applicable tax strategies and the expected timing of the reversals of existing temporary differences. A valuation allowance is provided when it is more likely than not (likelihood of greater than 50 percent) that some portion or all the deferred tax assets will not be realized. The Company has not established a valuation allowance as of March 31, 2023 and December 31, 2022.

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

The Predecessor recognizes in its consolidated financial statements the effect of a tax position, if that position is more likely than not to be sustained upon examination, including resolution of any appeals or litigation processes, based upon the technical merits of the position. Tax positions taken related to the Predecessor’s status as a limited partnership, and state filing requirements have been reviewed, and management is of the opinion that they would more likely than not be sustained by examination. Accordingly, the Company has not recorded an income tax liability for uncertain tax benefits for periods prior to August 21, 2020. Under the new centralized partnership audit rules effective for tax years beginning after 2017, the Internal Revenue Service (“IRS”) assesses and collects underpayments of tax from the partnership instead of from each partner. The partnership may be able to pass the adjustments through to its partners by making a push-out election or, if eligible, by electing out of the centralized partnership audit rules. The collection of tax from the partnership is only an administrative convenience for the IRS to collect any underpayment of income taxes including interest and penalties. Income taxes on partnership income, regardless of who pays the tax or when the tax is paid, is attributed to the partners. Any payment made by the Company as a result of an IRS examination will be treated as an expense from the Company in the consolidated financial statements.

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

Recently adopted accounting pronouncements. In June 2016, the FASB issued ASU 2016-13, “Financial Instruments – Credit Losses”. This update affects entities holding financial assets and net investment in leases that are not accounted for at fair value through net income.  The amendments affect loans, debt securities, trade receivables, net investment in leases, off-balance sheet credit exposures, reinsurance receivables, and any other financial assets not excluded from the scope that have the contractual right to receive cash.  The Company adopted this update effective January 1, 2023.  The adoption of this update did not have a material impact on the Company’s financial position, results of operations or liquidity since it does not have a history of credit losses.

New accounting pronouncements not yet adopted. The Company considers the applicability and the impact of all ASUs. ASUs were assessed and determined to be either not applicable, the effects of adoption are not expected to be material or are clarifications of ASUs previously disclosed.

NOTE 3. Acquisitions

Alamo Acquisitions. In March 2022, the Company closed the first of two Alamo Acquisitions for total net consideration of $156.1 million, after normal and customary closing adjustments, including 6,960,000 shares of HighPeak Energy common stock valued at $156.6 million, at closing to acquire various crude oil and natural gas properties contiguous to its Flat Top operating area in Borden county, including associated producing properties, water system infrastructure and in-field fluid gathering pipelines. The Alamo Acquisitions were accounted for as asset acquisitions as substantially all of the gross assets acquired are concentrated in a group of similar identifiable assets. The consideration paid was allocated to the individual assets acquired and liabilities assumed based on their relative fair values. All transaction costs associated with the Alamo Acquisitions were capitalized.

Other acquisitions. During the three months ended March 31, 2023, the Company incurred a total of $5.5 million in acquisition costs to acquire various bolt-on undeveloped crude oil and natural gas properties contiguous to its Flat Top and Signal Peak operating areas. During the three months ended March 31, 2022, the Company incurred an additional $6.8 million in acquisition costs to acquire various undeveloped crude oil and natural gas properties largely contiguous to its Signal Peak and Flat Top operating areas.

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

Assets and liabilities measured at fair value on a recurring basis. Assets and liabilities measured at fair value on a recurring basis as of March 31, 2023 and December 31, 2022 are as follows (in thousands):

	As of March 31, 2023
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Liabilities:
Commodity price derivatives – current	—	11,265	—	11,265
Commodity price derivatives – noncurrent	—	797	—	797
Total liabilities	—	12,062	—	12,062
Total recurring fair value measurements	$—	$(12,062)	$—	$(12,062)

	As of December 31, 2022
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Commodity price derivatives	$—	$17	$—	$17
Liabilities:
Commodity price derivatives – current	—	16,702	—	16,702
Commodity price derivatives – noncurrent	—	691	—	691
Total liabilities	—	17,393	—	17,393
Total recurring fair value measurements	$—	$(17,376)	$—	$(17,376)

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

Financial instruments not carried at fair value. Carrying values and fair values of financial instruments that are not carried at fair value in the consolidating balance sheets are as follows (in thousands):

	As of March 31, 2023		As of December 31, 2022
	Carrying		Carrying
	Value	Fair Value	Value	Fair Value
Liabilities:
Current portion of long-term debt:
10.000% Senior Notes (a)	$225,000	$225,000	$225,000	$225,000
Long-term debt:
10.625% Senior Notes (a)	$250,000	$250,000	$250,000	$250,000

(a)

Fair value is determined using Level 2 inputs. The Company’s senior unsecured notes are quoted, but not actively traded, on major exchanges; therefore, fair value is based on periodic values as quoted on major exchanges. See Note 7 for additional information.

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

The following table summarizes the effect of derivatives on the Company’s consolidated statements of operations (in thousands):

	Three Months Ended March 31,
	2023	2022

Noncash derivative gain (loss), net	$5,314	$(41,633)
Cash payments on settled derivatives, net	(2,194)	(24,761)
Derivative gain (loss), net	$3,120	$(66,394)

Crude oil production derivatives. The Company sells its crude oil production at the lease and the sales contracts governing such crude oil production are tied directly to, or are correlated with, NYMEX WTI crude oil prices. As such, the Company uses NYMEX WTI derivative contracts to manage future crude oil price volatility.

The Company’s outstanding crude oil derivative contracts as of March 31, 2023 and the weighted average crude oil prices per barrel for those contracts are as follows:

	Remainder of 2023
	Second Quarter	Third Quarter	Fourth Quarter	Total
Crude Oil Price Swaps – WTI:
Volume (MBbls)	546.0	276.0	—	822.0
Price per Bbl	$67.81	$72.30	$—	$69.32
Deferred Premium Put Options – WTI:
Volume (MBbls)	364.0	644.0	920.0	1,928.0
Price per Bbl (Put Price)	$61.05	$60.46	$55.97	$58.43
Price per Bbl (Net of Premium)	$56.05	$55.46	$50.97	$53.43

	2024
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Deferred Premium Put Options – WTI:
Volume (MBbls)	455.0	455.0	460.0	—	1,370.0
Price per Bbl (Put Price)	$51.50	$51.50	$51.50	$—	$51.50
Price per Bbl (Net of Premium)	$46.50	$46.50	$46.50	$—	$46.50

The Company uses credit and other financial criteria to evaluate the credit standings of, and to select, counterparties to its derivative financial instruments. Although the Company does not obtain collateral or otherwise secure the fair value of its derivative financial instruments, associated credit risk is mitigated by the Company’s credit risk policies and procedures.

Net derivative liabilities associated with the Company’s open commodity derivatives by counterparty are as follows (in thousands):

As of March 31, 2023
Fifth Third Bank, National Association	$(4,272)
Bank of America, National Association	(4,359)
Citizens Bank, National Association	(3,431)
$(12,062)

NOTE 6. Exploratory Well Costs

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

The changes in capitalized exploratory/extension well costs are as follows (in thousands):

Three Months Ended March 31, 2023
Beginning capitalized exploratory/extension well costs	$186,427
Additions to exploratory/extension well costs	193,183
Reclassification to proved properties	(325,724)
Exploratory/extension well costs charged to exploration and abandonment expense	—
Ending capitalized exploratory/extension well costs	$53,886

All capitalized exploratory/extension well costs have been capitalized for less than one year based on the date of drilling.

NOTE 7. Long-Term Debt

The components of long-term debt, including the effects of debt issuance costs, are as follows (in thousands):

	March 31, 2023	December 31, 2022
Credit Agreement due 2024	$420,000	$270,000
10.625% Senior Notes, due 2024	250,000	250,000
10.000% Senior Notes, due 2024	225,000	225,000
Discounts, net (a)	(22,796)	(27,086)
Debt issuance costs, net (b)	(11,440)	(13,565)
Total debt	860,764	704,349
Less current portion of long-term debt, net	(215,295)	—
Long-term debt, net	$645,469	$704,349

(a)

Discounts as of March 31, 2023 and December 31, 2022 consisted of $34.8 million and $34.8 million, respectively, in discounts less accumulated amortization of $12.0 million and $7.7 million, respectively.

(b)

Debt issuance costs as of March 31, 2023 and December 31, 2022 consisted of $20.2 million and $19.7 million, respectively, in costs less accumulated amortization of $8.8 million and $6.1 million, respectively.

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

In October 2022, the Company entered into the Fifth Amendment to, among other things, (i) increase the elected commitments to $525 million and the borrowing base to $550 million, (ii) require an additional borrowing base redetermination on or about December 1, 2022, (iii) modify the permitted dividends and distributions conditions such that minimum availability under the credit facility must be 25% percent (as opposed to 30% before giving effect to the Fifth Amendment) and (iv) appoint Wells Fargo Bank, National Association (“Wells Fargo”) as the new administrative agent to replace Fifth Third. In addition, in connection with the Fifth Amendment, to the extent the Company incurs any additional specified unsecured senior, senior subordinated or subordinated future indebtedness in an aggregate amount of up to $250.0 million before June 30, 2023, the Company’s obligation to reduce the borrowing base by an amount equal to 25% of the principal amount of such additional future indebtedness shall be waived. In connection with the Fifth Amendment, the lenders waived two technical events of default existing with the Credit Agreement, as it existed prior to giving effect to the Fifth Amendment, related to entering into and maintaining certain minimum hedges as of the fiscal quarters ending June 30, 2022 and September 30, 2022 and complying with the required current ratio as of the fiscal quarter ending September 30, 2022. In October 2022, the Company entered into the Sixth Amendment to, among other things, (i) change the period to 120 days following the maturity date for which there can be no scheduled principal payments, mandatory redemption or maturity date for the 10.000% Senior Notes and the Specified Senior Notes, (ii) clarify that the Specified Senior Notes are subject to the restriction on the voluntary redemption by the Company of certain specified additional debt, including the 10.000% Senior Notes, (iii) add a permitted lien basket in connection with the escrow account to be opened in connection with the Specified Senior Notes and (iv) provide for an exception for the restriction on mandatory redemptions of the Specified Senior Notes in connection with the special mandatory redemption provided for with respect to the Specified Senior Notes.

In December 2022, the Company entered into the Seventh Amendment to, among other things, increase the amount of Specified Senior Notes from $225.0 million to $250.0 million.

In March 2023, the Company entered into the Eighth Amendment to, among other things, (a) increase the borrowing base to $700.0 million, (b) add an aggregate elected commitments concept at an initial amount of $575.0 million, (c) provide that the applicable margin shall be determined in reference to such aggregate elected commitments (as opposed to being determined in reference to the borrowing base before giving effect to the Credit Agreement Amendment), (d) modify the permitted dividends and distributions conditions such that minimum availability under the credit facility must be 25% of such aggregate elected commitments (as opposed to the borrowing base before giving effect to the Credit Agreement Amendment), (e) permit quarterly dividends and distributions in an amount not to exceed $4.0 million provided that there is no default and that after giving effect thereto and any concurrent borrowing, the Company is in pro forma compliance with its financial covenants, (f) require the Company, on or before June 30, 2023, to redeem or refinance the 10.000% Senior Notes, allocate a portion of its cash flow that will retire the 10.000% Senior Notes on or before November 30, 2023 or amend the terms of the 10.000% Senior Notes to extend the scheduled repayment thereof to no earlier than February 15, 2025, (g) permit the redemption of Specified Additional Debt (defined in the Credit Agreement to mean any unsecured senior, senior subordinated or subordinated Debt of the Borrower incurred after the Effective Date and any refinancing of such Debt, including without limitation, the 10.000% Senior Notes; provided that any such Debt may be refinanced only to the extent that the aggregate principal amount of such refinanced Debt does not result in an increase in the principal amount thereof plus amounts to fund any original issue discount or upfront fees relating thereto plus amounts to fund accrued interest, fees, expenses and premiums, with all Capitalized terms defined in such Credit Agreement) with the proceeds of Loans if pre-approved by all Lenders provided that there is no default and that after giving effect thereto, the Company is in pro forma compliance with its financial covenants and (h) add Texas Capital Bank as a Lender.

The borrowing capacity under the Credit Agreement is currently equal to the lowest of (i) the borrowing base (which stands at $700.0 million as of March 31, 2023), (ii) the aggregate elected commitments (which stands at $575.0 million as of March 31, 2023) and (iii) $1.5 billion. As of March 31, 2023 and December 31, 2022, the Company had $420.0 million and $270.0 million, respectively, outstanding borrowings under the Credit Agreement. Borrowings under the Credit Agreement prior to February 2022 bore interest, at the option of the Company, based on (a) a rate per annum equal to the higher of (i) the prime rate announced from time to time by Fifth Third, (ii) the weighted average of the rates on overnight federal funds transactions with members of the Federal Reserve System during the last preceding business day plus 0.5 percent and (iii) the Adjusted LIBO Rate for one-month Interest Period, plus a margin, which was determined by the Borrowing Base Utilization Percentage as defined in the Credit Agreement or (b) the LIBO Rate for a one, three or six month Interest Period multiplied by the Statutory Reserve Rate. As of March 31, 2023, borrowings under the Credit Agreement bear interest at the option of the Company, based on (a) a rate per annum equal to the higher of (i) the prime rate announced from time to time by the administrative agent, (ii) the weighted average of the rates of overnight federal funds transactions with members of the Federal Reserve System during the last preceding business day plus 0.5 percent and (iii) Term SOFR for one-month Interest Period, plus a margin (the “Applicable Margin”), which is determined by the Utilization Percentage as defined in the Credit Agreement or (b) a rate equal to the higher of (i) zero percent per annum and (ii) SOFR relating to quotations for 1 or 3 months, plus the Applicable Margin. Letters of credit outstanding under the Credit Agreement are subject to (i) a participation fee which shall accrue at the same Applicable Margin used to determine the interest rate applicable to Tranche Rate Loans, (ii) a fronting fee, which shall accrue at the rate of 0.125 percent per annum and (iii) standard fees with respect to issuances, amendments, renewals and extensions. The Company also pays commitment fees on undrawn amounts under the Credit Agreement equal to 0.50 percent. Borrowings under the Credit Agreement are secured by a first lien security interest on substantially all assets of the Company and its restricted subsidiaries, including mortgages on the Company’s and its restricted subsidiaries’ crude oil and natural gas properties. The Credit Agreement is scheduled to have the borrowing base redetermined semiannually in April and October. Additionally, the Company and Wells Fargo each have the option for a wild card evaluation between redeterminations.

Failure to redeem or refinance the 10.000% Senior Notes due February 2024 on or before June 30, 2023, allocate a portion of our cash flow that will retire such 10.000% Senior Notes on or before November 30, 2023 or amend the terms of such 10.000% Senior Notes to extend the scheduled repayment thereof to no earlier than February 15, 2025 will result in an event of default under our Credit Agreement and an acceleration of the repayment of all amounts outstanding thereunder. We intend to (i) repay the 10.000% Senior Notes with additional borrowings under our Credit Agreement, cash flow from operations or, depending on market conditions, the proceeds of one or more equity or debt offerings or (ii) amend the terms of the 10.000% Senior Notes to extend the scheduled repayment thereof to no earlier than February 15, 2025. However, any one or more of these options may not be available to us, either on commercially attractive terms or at all. Hence, we cannot assure you that we will be able to achieve any of these results. In which case, we may be required to apply a significant portion of our cash flow from operations and/or proceeds from additional secured or unsecured borrowings for such purpose.

The Credit Agreement requires the maintenance of a ratio of total debt to EBITDAX, subject to certain adjustments, not to exceed 3.00 to 1.00 as of the last day of any fiscal quarter and a current ratio, subject to certain adjustments, of at least 1.00 to 1.00 as of the last day of any fiscal quarter. The Company obtained a waiver regarding its current ratio as of March 31, 2023.

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

10.000% Senior Notes. In February 2022, the Company issued $225.0 million aggregate principal amount of its 10.000% Senior Notes due 2024 (“10.000% Senior Notes”), which will mature on February 15, 2024. The Company received proceeds, net of $22.1 million of issuance costs and discounts, of $202.9 million. The net proceeds were used to pay down the balance of the Credit Agreement to zero at closing and to fund our ongoing capital development program with subsequent draws on the Credit Agreement. Interest on the 10.000% Senior Notes is payable on February 15 and August 15 of each year. The indenture governing the 10.000% Senior Notes contains restrictive covenants that limit the ability of the Company and, its restricted subsidiaries to, among other things, incur indebtedness, incur liens, make investments and loans, enter into mergers and acquisitions, make or declare dividends and other payments, sell assets and engage in transactions with affiliates. In addition, the indenture governing the 10.000% Senior Notes contains customary events of default, including payment events of default and events of default upon certain bankruptcy and insolvency events. If a bankruptcy or insolvency-related event of default occurs, the principal of, and accrued and unpaid interest on all outstanding 10.000% Senior Notes will become immediately due and payable. With respect to certain other events of default, the trustee may, in certain circumstances, pursue any available remedy to collect the payment of principal of, premium, if any, on and interest, if any, on the 10.000% Senior Notes or enforce performance of any provisions of the 10.000% Senior Notes or the indenture governing such notes. The 10.000% Senior Notes are classified in current liabilities in the accompanying balance sheet as of March 31, 2023 as they mature within the next twelve months.

10.625% Senior Notes. In November 2022 and December 2022, the Company issued $225.0 million and $25.0 million, respectively, under separate indentures, of its Senior Notes due 2024 (“10.625% Senior Notes”), which will mature on November 15, 2024. The Company received proceeds, net of $26.3 million of issuance costs and discounts, of approximately $223.7 million. The net proceeds were used to reduce the outstanding balance of the Credit Agreement at closing and for general corporate purposes. Interest on the 10.625% Senior Notes is payable on May 15 and November 15 of each year. The indentures governing the 10.625% Senior Notes contain restrictive covenants that limit the ability of the Company and its restricted subsidiaries to, among other things, incur indebtedness, incur liens, make investments and loans, enter into mergers and acquisitions, make or declare dividends and other payments, sell assets and engage in transactions with affiliates. In addition, the indentures governing the 10.625% Senior Notes contain customary events of default, including payment events of default and events of default upon certain bankruptcy and insolvency events. If a bankruptcy or insolvency-related event of default occurs, the principal of, and accrued and unpaid interest on all outstanding 10.625% Senior Notes will become immediately due and payable. With respect to certain other events of default, the trustee may, in certain circumstances, pursue any available remedy to collect the payment of principal of, premium, if any, on and interest, if any, on the 10.625% Senior Notes or enforce performance of any provisions of the 10.625% Senior Notes or the indentures governing such notes. If not redeemed or refinanced in full prior to such time, in November 2023, the 10.625% Senior Notes will be classified in current liabilities in the balance sheet as of December 31, 2023 as they mature within the next twelve months following November 2023.

The Credit Agreement and the indentures governing the 10.000% Senior Notes and 10.625% Senior Notes have hedging requirements to which the Company adheres.

NOTE 8. Asset Retirement Obligations

The Company’s asset retirement obligations primarily relate to the future plugging and abandonment of wells and related facilities. Market risk premiums associated with asset retirement obligations are estimated to represent a component of the Company’s credit-adjusted risk-free rate that is utilized in the calculations of asset retirement obligations.

Asset retirement obligations activity is as follows (in thousands):

Three Months Ended March 31, 2023
Beginning asset retirement obligations	$7,502
Liabilities incurred from new wells	143
Accretion of discount	118
Ending asset retirement obligations	$7,763

As of March 31, 2023 and December 31, 2022, all asset retirement obligations are considered noncurrent and classified as such in the accompanying consolidated balance sheets.

NOTE 9. Incentive Plans

401(k) Plan. The HighPeak Energy Employees, Inc 401(k) Plan (the “401(k) Plan”) is a defined contribution plan established under Section 401 of the Internal Revenue Code of 1986, as amended (the “Code”). All regular full-time and part-time employees of the Company are eligible to participate in the 401(k) Plan after three continuous months of employment with the Company. Participants may contribute up to 80 percent of their annual base salary into the 401(k) Plan. Matching contributions are made to the 401(k) Plan in cash by the Company in amounts equal to 100 percent of a participant’s contributions to the 401(k) Plan up to four percent of the participant’s annual base salary (the “Matching Contribution”). Each participant’s account is credited with the participant’s contributions, Matching Contributions and allocations of the 401(k) Plan’s earnings. Participants are fully vested in their account balances at their eligibility date. During the three months ended March 31, 2023 and 2022, the Company contributed $81,000 and $76,000 to the 401(k) Plan, respectively.

Long-Term Incentive Plan. The Company’s Second Amended & Restated Long Term Incentive Plan (“LTIP”) provides for the grant of stock options, restricted stock, stock awards, dividend equivalents, cash awards and substitute awards to officers, employees, directors and consultants of the Company. The number of shares available for grant pursuant to awards under the LTIP as of March 31, 2023 and December 31, 2022 are as follows:

	March 31, 2023	December 31, 2022
Approved and authorized shares	14,341,882	14,340,324
Shares subject to awards issued under plan	(13,755,690)	(13,769,191)
Shares available for future grant	586,192	571,133

Stock options. Stock option awards were granted to employees on August 24, 2020, November 4, 2021, May 4, 2022 and August 15, 2022. Stock-based compensation expense related to the Company’s stock option awards for the three months ended March 31, 2023 and 2022 was $314,000 and $525,000, respectively, and as of March 31, 2023 and December 31, 2022 there was $697,000 and $1.1 million, respectively, of unrecognized stock-based compensation expense related to unvested stock option awards. The unrecognized compensation expense will be recognized on a straight-line basis over the remaining vesting periods of the awards, which is a period of less than two years.

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

	Stock Options	Average Exercise Price	Remaining Term in Years	Intrinsic Value (in thousands)
Outstanding at December 31, 2021	9,983,727	$10.19	8.7	$44,395
Awards granted	1,564,500	25.09
Exercised	(12,000)	$10.00
Forfeitures	(18,999)	$18.66
Outstanding at December 31, 2021	11,517,228	$12.20	7.9	$128,429
Exercised	(11,834)	$12.52
Forfeitures	(1,667)	$29.67
Outstanding at December 31, 2022	11,503,727	$12.20	7.7	$88,546

Vested at December 31, 2022	11,304,747	$12.02	7.9	$127,591
Exercisable at December 31, 2022	11,304,747	$12.02	7.9	$127,591

Vested at March 31, 2023	11,291,246	$12.02	7.7	$86,644
Exercisable at March 31, 2023	11,291,246	$12.02	7.7	$86,644

Restricted stock issued to employee members of the Board. A total of 1,500,500 shares of restricted stock was approved by the Board to be granted to certain employee members of the Board of the Company on November 4, 2021, which vest on the three-year anniversary of such grant assuming the employees remain in his or her position as of the anniversary date. Therefore, stock-based compensation expense of $1.8 million and $1.8 million was recognized during the three months ended March 31, 2023 and 2022, respectively, and the remaining $11.4 million as of March 31, 2023 will be recognized over the remaining restricted period, which was based upon the closing price of the stock on the date of the restricted stock issuance. The Board also cancelled the previously issued equity-based liability bonuses and approved a total of 600,000 shares of restricted stock to be granted to certain employees of the Company on June 1, 2022, which vest on November 4, 2024, assuming the employees remain in his or her position as of that date and cancelled certain contractual equity-based bonuses to such employees. Therefore, stock-based compensation expense of $1.8 million and $1.4 million was recognized during the three months ended March 31, 2023 and 2022, respectively, and the remaining $11.2 million as of March 31, 2023 will be recognized over the remaining restricted period, which was based upon the closing price of the stock on the date of the restricted stock issuance.

Stock issued to outside directors. A total of 21,184 shares of restricted stock was approved by the Board to be granted to the outside directors of the Company on June 1, 2022, which will vest at the next annual meeting, assuming the Board members maintain their positions on the Board. Therefore, stock-based compensation expense of $183,000 was recognized during the three months ended March 31, 2023 and the remaining $122,000 will be recognized between April and June 2023, which was based upon the closing price of the stock on the date of the restricted stock issuance. In addition, a total of 67,779 shares of restricted stock was approved by the Board to be granted to the outside directors of the Company on June 1, 2021, which vested in January 2022. Therefore, the remaining stock-based compensation expense of $284,000 was recognized during the three months ended March 31, 2022, which was based upon the closing price of the stock on the date of the restricted stock issuance.

NOTE 10. Commitments and Contingencies

Leases. The Company follows ASC Topic 842, “Leases” to account for its operating and finance leases. Therefore, as of March 31, 2023 the Company had right-of-use assets totaling $1.1 million included in other noncurrent assets and operating lease liabilities totaling $1.1 million, $726,000 of which are included in other current liabilities and $400,000 of which are included in other noncurrent liabilities, and as of December 31, 2022 the Company had right-of-use assets totaling $333,000 included in other noncurrent assets and operating lease liabilities totaling $343,000, included in other current liabilities on the accompanying consolidated balance sheets. The Company does not currently have any finance right-of-use leases. Maturities of the operating lease obligations are as follows (in thousands):

March 31, 2023
Remainder of 2023	$785
2024	414
Total lease payments	1,199
Less present value discount	(74)
Present value of lease liabilities	$1,125

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

Crude oil delivery commitments. In May 2021, the Company entered into a crude oil marketing contract with DK Trading & Supply, LLC (“Delek”) as the purchaser and DKL Permian Gathering, LLC (“DKL”) as the gatherer and transporter. The contract includes the Company’s current and future crude oil production from the majority of its horizontal wells in Flat Top where DKL is continually constructing a crude oil gathering system and custody transfer meters to most of the Company’s central tank batteries. The contract contains a minimum volume commitment commencing October 2021 based on the gross barrels delivered at the Company’s central tank battery facilities and is 5,000 Bopd for the first year, 7,500 Bopd for the second year and 10,000 Bopd for the remaining eight years of the contract. However, the Company has the ability under the contract to cumulatively bank excess volumes delivered to offset future minimum volume commitments. For the period from October 1, 2021 to March 31, 2023, the Company has delivered approximately 24,265 Bopd under the contract which is approximately 39 percent of the contracted volume for the life of the contract . The monetary commitment for the remaining 20.5 MMBbl as of March 31, 2023, if the Company never delivers any additional volumes under the agreement, is approximately $16.3 million.

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

Connection fee commitments. As a result of the Hannathon Acquisition, the Company assumed a connection fee commitment related to a natural gas contract on certain properties whereby a minimum volume must be delivered or the Company is obligated to reimburse WTG any shortfall by May 2025. If the Company fails to deliver any future volumes to the delivery point, the monetary commitment that remains as of March 31, 2023 would be approximately $580,000.

Power contracts. In June 2022, the Company entered into a contract with TXU Energy Retail Company LLC (“TXU”) to provide a block of electric power at an attractive variable rate, which fluctuates based on the usage by the Company through May 31, 2032. In conjunction with this contract, the Company issued a $1.7 million letter of Credit in lieu of a deposit to TXU that is cancellable at the end of the contract term.

Sand commitments. The Company is party to an amended agreement whereby it has agreed to purchase at least 1.6 million tons of sand over a two-year period beginning July 1, 2022. There are stipulations in the agreement that reduce this commitment should there be a downturn in crude oil prices. As of March 31, 2023, the Company has purchased approximately 407,000 tons of sand under the contract. However, generally if the Company never takes delivery of any additional sand under the agreement, the monetary commitment that remains as of March 31, 2023 is approximately $28.7 million.

NOTE 11. Related Party Transactions

Water Treatment. In September 2021, the Company entered into a contract with Pilot Exploration, Inc., (“Pilot”), whose President and CEO was an outside director of the Company, to deploy Pilot’s proprietary water treatment technology in the Company’s Flat Top area to treat up to 25,000 barrels of produced water per day that can be reused in the Company’s completion operations or sold to third parties for their completion operations. This contract was set to expire on March 1, 2022, however it was extended to October 1, 2022 based on the early results of the project. During the year ended December 31, 2022, the Company paid $2.0 million to Pilot for such services.

In May 2022, the Company entered into an agreement with Pilot to utilize Pilot’s proprietary water treatment technology in the Company’s Flat Top area to treat produced water such that it can be reused in the Company’s completion operations or sold to third parties for their completion operations. During the one-year term of the agreement, beginning on October 1, 2022, the Company has agreed to a minimum volume commitment of 29.2 million barrels of produced water while maintaining the ability to bank excess produced water processed each month toward the minimum volume commitment. During the three months ended March 31, 2023 and the year ended December 31, 2022, the Company paid $1.5 million and $1.6 million, respectively, to Pilot for such services. Subsequent to quarter end, the Company terminated the contract with Pilot in exchange for $6.5 million that will be paid during the second quarter of 2023.

NOTE 12. Major Customers

Delek accounted for approximately 76% and 88% and Energy Transfer Crude Marketing, LLC (“ETC”) accounted for approximately 19% and 5% of the Company’s revenues during the three months ended March 31, 2023 and 2022, respectively. Based on the current demand for crude oil and natural gas and the availability of other purchasers, management believes the loss of either of these major purchasers would not have a material adverse effect on our financial condition and results of operations because crude oil and natural gas are fungible products with well-established markets and numerous purchasers.

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

The Company’s income tax expense (benefit) attributable to income (loss) before income taxes consisted of the following (in thousands):

	Three Months Ended March 31,
	2023	2022
Current income tax expense:
Federal	$—	$—
State	—	—
Total current income tax expense	—	—
Deferred income tax expense (benefit):
Federal	13,920	(188)
State	587	(124)
Deferred income tax expense (benefit)	14,507	(312)
Total income tax expense (benefit)	$14,507	$(312)

The reconciliation between the income tax expense (benefit) computed by multiplying pre-tax income by the U.S. federal statutory rate and the reported amounts of income tax expense is as follows (in thousands, except rate):

	Three Months Ended March 31,
	2023	2022
Income tax expense (benefit) at U.S. federal statutory rate	$13,600	$(3,533)
Limited tax benefit due to stock-based compensation	289	3,681
State deferred income taxes	587	(124)
Other, net	31	(261)
Income tax expense (benefit)	$14,507	$(312)
Effective income tax rate	22.4%	1.9%

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities were as follows as of March 31, 2023 and December 31, 2022 (in thousands):

	March 31, 2023	December 31, 2022
Deferred tax assets:
Interest expense limitations	$16,281	$10,623
Net operating loss carryforwards	6,291	5,496
Stock-based compensation	4,565	4,102
Unrecognized derivative losses	2,604	3,756
Other	11	32
Less: Valuation allowance	—	—
Deferred tax assets	29,752	24,009
Deferred tax liabilities:
Crude oil and natural gas properties, principally due to differences in basis and depreciation and the deduction of intangible drilling costs for tax purposes	(175,423)	(155,169)
Unrecognized derivative gains	—	(4)
Deferred tax liabilities	(175,423)	(155,173)
Net deferred tax liabilities	$(145,671)	$(131,164)

The effective income tax rate differs from the U.S. statutory rate of 21 percent primarily due to reversing a portion of its deferred tax asset related to stock-based compensation, deferred state income taxes and other permanent differences between GAAP income and taxable income.

As required by ASC Topic 740, “Income Taxes,” (“ASC 740”) the Company uses reasonable judgments and makes estimates and assumptions related to evaluating the probability of uncertain tax positions. The Company bases its estimates and assumptions on the potential liability related to an assessment of whether the income tax position will “more likely than not” be sustained in an income tax audit. Based on that analysis, the Company believes the Company has not taken any material uncertain tax positions, and therefore has not recorded an income tax liability related to uncertain tax positions. However, if actual results materially differ, the Company’s effective income tax rate and cash flows could be affected in the period of discovery or resolution. The Company also reviews the estimates and assumptions used in evaluating the probability of realizing the future benefits of the Company’s deferred tax assets and records a valuation allowance when the Company believes that a portion or all the deferred tax assets may not be realized. If the Company is unable to realize the expected future benefits of its deferred tax assets, the Company is required to provide a valuation allowance. The Company uses its history and experience, overall profitability, future management plans, tax planning strategies, and current economic information to evaluate the amount of valuation allowance to record. As of March 31, 2023 and December 31, 2022, the Company had not recorded a valuation allowance for deferred tax assets arising from its operations because the Company believed they met the “more likely than not” criteria as defined by the recognition and measurement provisions of ASC 740. The Company reversed a portion of its deferred tax asset related to stock-based compensation based on the assumption that the tax deduction will be subject to IRC Section 162(m) limits when the stock options are exercised and the restricted stock vests. IRC Section 162(m) limits compensation deductions to $1.0 million per year for certain Company executives. This resulted in a $3.4 million reduction in the deferred tax asset and reduced the amount of income tax benefit realized during the three months ended March 31, 2022.

The Company is also subject to Texas Margin Tax. The Company realized no current Texas Margin Tax in the accompanying consolidated financial statements as we do not anticipate owing any Texas Margin Tax for 2023 or 2022. However, the Company has recognized a deferred Texas Margin Tax liability of $4.7 million and $4.1 million as of March 31, 2023 and December 31, 2022, respectively, in the accompanying consolidated financial statements.

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

The following table reconciles the Company’s earnings from operations and earnings attributable to common stockholders to the basic and diluted earnings used to determine the Company’s earnings per share amounts for the three months ended March 31, 2023 and 2022 under the two-class method (in thousands):

	Three Months Ended March 31,
	2023	2022
Net income (loss) as reported	$50,257	$(16,510)
Participating basic earnings (a)	(4,638)	(214)
Basic earnings (loss) attributable to common stockholders	45,619	(16,724)
Reallocation of participating earnings	75	—
Diluted net income (loss) attributable to common stockholders	$45,694	$(16,724)

Basic weighted average shares outstanding	111,055	95,841
Dilutive warrants and unvested stock options	4,588	—
Dilutive unvested restricted stock	2,122	—
Diluted weighted average shares outstanding	117,765	95,841

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

NOTE 15. Stockholders’ Equity

Issuance of common stock. During the three months ended March 31, 2023, the Company issued 11,984 shares of HighPeak Energy common stock as a result of warrants (150 shares) and stock options (11,834 shares) being exercised. On March 25, 2022, the Company issued 6,960,000 shares of HighPeak Energy common stock related to the aforementioned Alamo Acquisition. The remaining 76,754 shares of HighPeak Energy common stock issued during the three months ended March 31, 2022 were the result of warrants (69,254 shares) and stock options (7,500 shares) being exercised.

Dividends and Dividend Equivalents. In January 2023, the Board declared a quarterly dividend of $0.025 per share of common stock outstanding which resulted in a total of $2.8 million in dividends being paid on February 24, 2023. In addition, under the terms of the LTIP, the Company paid a dividend equivalent per share to all vested stock option holders of $283,000 in February 2023 and accrued a dividend equivalent per share to all unvested stock option holders which is payable upon vesting of up to an additional $5,000, assuming no forfeitures. In addition, the Company accrued an additional combined $53,000 in dividends on the restricted stock issued to directors, management directors and certain employees that will be payable upon vesting.

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

Outstanding securities. At March 31, 2023 and December 31, 2022, the Company had 113,177,011 and 113,165,027 shares of common stock outstanding, respectively, and 8,285,122 and 8,285,272 warrants outstanding, respectively, with an exercise price of $11.50 per share that expire on August 21, 2025.

NOTE 16. Subsequent Events

Dividends and dividend equivalents. In April 2023, the Board approved a quarterly dividend of $0.025 per share of common stock outstanding which will result in a total of approximately $2.8 million in dividends to be paid on May 25, 2023. In addition, under the terms of the LTIP, the Company will pay a dividend equivalent per share to all vested stock option holders of $282,000 in May 2023 and will accrue a dividend equivalent per share to all unvested stock option holders which is payable upon vesting of up to an additional $5,000, assuming no forfeitures. In addition, the Company will accrue an additional combined $53,000 in dividends on the restricted stock issued to directors, management directors and certain employees that will be payable upon vesting.

Derivatives. In April 2023, the Company entered into an additional deferred premium put option contract for 5,000 Bopd from January 2024 through September 2024 at a strike price of $56.15 per Bbl with deferred premiums of $5.00 per Bbl. After the effect of this new contract, the Company’s outstanding crude oil derivative contracts and the weighted average crude oil prices per barrel for those contracts are as follows:

	Remainder of 2023
	Second Quarter	Third Quarter	Fourth Quarter	Total
Crude Oil Price Swaps – WTI:
Volume (MBbls)	546.0	276.0	—	822.0
Price per Bbl	$67.81	$72.30	$—	$69.32
Deferred Premium Put Options – WTI:
Volume (MBbls)	364.0	644.0	920.0	1,928.0
Price per Bbl (Put Price)	$61.05	$60.46	$55.97	$58.43
Price per Bbl (Net of Premium)	$56.05	$55.46	$50.97	$53.43

	2024
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Deferred Premium Put Options – WTI:
Volume (MBbls)	910.0	910.0	920.0	—	2,740.0
Price per Bbl (Put Price)	$53.83	$53.83	$53.83	$—	$53.83
Price per Bbl (Net of Premium)	$48.83	$48.83	$48.83	$—	$48.83

PART I. FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis is intended to assist you in understanding our business and results of operations together with our present financial condition. This section should be read in conjunction with our historical consolidated financial statements and related notes. This discussion contains certain “forward‑looking statements” reflecting our current expectations, estimates and assumptions concerning events and financial trends that may affect our future operating results or financial position. These forward-looking statements involve risks and uncertainties and actual results and the timing of events may differ materially from those contained in these forward‑looking statements due to a number of factors. Factors that could cause or contribute to such differences include, but are not limited to, market prices for crude oil, NGL and natural gas, capital expenditures, economic and competitive conditions, regulatory changes and other uncertainties. Please read “Cautionary Statement Concerning Forward‑Looking Statements.” We assume no obligation to update any of these forward‑looking statements, except as required by applicable law.

Overview

HighPeak Energy, Inc., a Delaware corporation, was formed in October 2019. The Company’s assets are located primarily in Howard and Borden Counties, Texas, and to a lesser extent Scurry and Mitchell Counties, which lie within the northeastern part of the crude oil-rich Midland Basin. As of March 31, 2023, the assets consisted of two highly contiguous leasehold positions of approximately 127,227 gross (112,745 net) acres, approximately 61% of which were held by production, with an average working interest of 89%. Our acreage is composed of two core areas, Flat Top to the north and Signal Peak to the south. We operate approximately 98% of the net acreage across the Company’s assets and more than 90% of the net operated acreage provides for horizontal wells with lateral lengths of 10,000 feet or greater. For the three months ended March 31, 2023, approximately 94% and 6% of sales volumes from the assets were attributable to liquids (both crude oil and NGL) and natural gas, respectively. As of March 31, 2023, HighPeak Energy was developing its properties using five (5) drilling rigs and four (4) frac fleets and with the recent downturn in commodity prices and the possibility of a recession later this year, now expects to average two (2) drilling rigs and two (2) frac crews from June through the remainder of 2023.

Outlook

HighPeak Energy’s financial position and future prospects, including its revenues, operating results, profitability, liquidity, future growth and the value of its assets, depend heavily on prevailing commodity prices. The crude oil and natural gas industry is cyclical and commodity prices are highly volatile and subject to a high degree of uncertainty. For example, during the period from January 1, 2018 through March 31, 2023, the calendar month average NYMEX WTI crude oil price per Bbl ranged from a low of $16.70 to a high of $114.34, and the last trading day NYMEX natural gas price per MMBtu ranged from a low of $1.50 to a high of $9.35.

The markets for the commodities produced by our industry strengthened in 2021 and remained strong in 2022 and continuing somewhat in 2023, although decreased from 2022 levels, as a result of increased demand outpacing increased supply for each of the commodities we produce. Prices for the commodities produced by our industry improved from historic lows in 2020, with crude oil and natural gas prices reaching their highest average annual price since 2014. However, there are many factors beyond the Company’s control, including commodity markets, unavailability or high cost of drilling rigs, equipment, supplies, personnel, frac crews and oilfield services or supply constraints remain subject to heightened levels of uncertainty as a result of the conflict in Ukraine, the COVID-19 pandemic, rising interest rates and associated policies of the Federal Reserve, which could adversely affect HighPeak Energy. Additionally, in April 2023, OPEC announced production cuts of around 1.16 million barrels per day.  The actions of OPEC with respect to crude oil production levels, including agreement on and compliance with production cuts, may result in further volatility in commodity prices and the crude oil and natural gas industry generally.  Additionally, the impact of inflation as well as rising interest rates continue to have a negative impact on our cash flows and results of operations. For additional information on the risks, see “Part I, Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on March 6, 2023 (the “Annual Report”).

Given the dynamic nature of this situation, the Company is maintaining flexibility in its capital plan as indicated by its recent shift to a two (2) drilling rig plan for the remainder of the year.  The Company will continue to evaluate drilling and completion activity on an economic basis, with future activity levels assessed monthly.  Despite continuing impacts of the factors listed above and future uncertainty, we are focused on maintaining our ability to sustain strong operational performance and financial stability while maximizing returns, improving leverage metrics, and increasing the value of our Midland Basin assets.

Strategic Alternatives.

On January 23, 2023, the Company announced the intention of its Board to initiate a process to evaluate certain strategic alternatives to maximize shareholder value, including a potential sale of the Company. Credit Suisse Securities (USA) LLC and Wells Fargo Securities, LLC have been retained as financial advisors with respect to this strategic alternatives process. To date, however, this process has been exploratory in nature and accordingly remains in preliminary stages, with our discussions to date with prospective counterparties generally excluding substantive discussions regarding potential valuation, structure or other key transaction terms. The Company has not set a timetable for the conclusion of this review, nor has it made any decisions related to any further actions or potential strategic alternatives at this time. There can be no assurance that the review will progress beyond this exploratory phase or result in any transaction or other strategic change or outcome. The Company does not intend to comment further regarding the strategic alternatives process unless and until our Board has approved a specific course of action or we have otherwise determined that further disclosure is appropriate or required by law.

Financial and Operating Performance

The Company's financial and operating performance for the three months ended March 31, 2023 included the following highlights:

•

Net income was $50.3 million ($0.39 per diluted share) for the three months ended March 31, 2023 compared with a net loss of $16.5 million for three months ended March 31, 2022. The primary components of the $66.8 million increase in net income include:

•

a $131.6 million increase in crude oil, NGL and natural gas revenues due to a 209% increase in daily sales volumes resulting from the Company’s successful horizontal drilling program, partially offset by a 21% decrease in average realized commodity prices per Boe, excluding the effects of derivatives; and

•

a $69.5 million increase in the Company's net derivative gain as a result of its crude oil and natural gas commodity contracts entered into and the decrease of crude oil and natural gas prices thereafter;

Partially offset by:

•

a $64.1 million increase in DD&A expense due to a 209% increase in daily sales volumes as a result of the Company’s successful horizontal drilling program and to a lesser extent, bolt-on acquisitions, in addition to a 54% increase in the DD&A rate from $15.69 to $24.22 per Boe as a result of significant inflationary pressures on capital costs as well as bolt-on acquisitions;

•

a $23.5 million increase in lease operating expenses related primarily to the increased well count and production from the Company’s successful horizontal drilling program, increased power and chemical costs, repair and maintenance costs and other inflationary pressures;

•

a $21.7 million increase in interest expense due to the issuance of two year 10.000% senior unsecured notes due in 2024 in February 2022 (“10.000% Senior Notes”) and 10.625% senior unsecured notes due in 2024 in November and December 2022 (“10.625% Senior Notes”), increased borrowings under the Credit Agreement and increased amortization of debt issuance costs and discounts;

•

a $14.8 million increase in the Company’s income tax expense due to the net income realized during the three months ended March 31, 2023 compared with the net loss during the three months ended March 31, 2022;

•

a $7.3 million increase in production and ad valorem taxes, primarily attributable to the 209% increase in daily sales volumes as a result of the Company’s successful horizontal drilling program partially offset by 23% higher production taxes on a dollar per Boe basis due to lower overall realized prices of 21%, excluding the effects of derivatives; and

•	a $2.0 million increase in exploration and abandonments expense primarily due to an increase in leasehold abandonments; and

•

a $562,000 increase in the Company’s general and administrative expenses primarily attributable to increased internal and external audit costs and legal expenses as a result of the growth of the Company.

•

During the three months ended March 31, 2023, average daily sales volumes totaled 37,222 Boe/d, compared with 12,052 Boe/d during the same period in 2022, an increase of 209%, due to the Company’s successful horizontal drilling program.

•

Weighted average realized crude oil prices per Bbl, excluding the effects of derivatives, decreased during the three months ended March 31, 2023 to $76.07, compared with $96.15 for the same period in 2022. Weighted average NGL prices per Bbl decreased during the three months ended March 31, 2023 to $27.04, compared with $41.33 for the same period in 2022. Weighted average natural gas prices per Mcf decreased to $2.21 during the three months ended March 31, 2023, compared with $4.16 during the same period in 2022.

•	Cash provided by operating activities totaled $190.0 million for the three months ended March 31, 2023, compared with $49.9 million for the three months ended March 31, 2022.

Recent Events

Acquisitions. During the three months ended March 31, 2023, the Company incurred a total of $5.5 million in acquisition costs to acquire additional bolt-on undeveloped acreage contiguous to its Flat Top and Signal Peak operating areas.

Credit Agreement Amendment and Borrowing Base Increase and Near-Term Notes Maturity. In March 2023, the Company entered into the Eighth Amendment to the Credit Agreement to, among other things, (i) increase the borrowing base to $700.0 million, (ii) add an aggregate elected commitments concept at an initial amount of $575.0 million, (iii) provide that the applicable margin shall be determined in reference to such aggregate elected commitments (as opposed to being determined in reference to the borrowing base before giving effect to the Credit Agreement Amendment), (iv) modify the permitted dividends and distributions conditions such that minimum availability under the credit facility must be 25% of such aggregate elected commitments (as opposed to the borrowing base before giving effect to the Credit Agreement Amendment), (v) permit quarterly dividends and distributions in an amount not to exceed $4.0 million provided that there is no default and that after giving effect thereto and any concurrent borrowing, the Company is in pro forma compliance with its financial covenants, (vi) require the Company, on or before June 30, 2023, to redeem or refinance the 10.000% Senior Notes, allocate a portion of its cash flow that will retire the 10.000% Senior Notes on or before November 30, 2023 or amend the terms of the 10.000% Senior Notes to extend the scheduled repayment thereof to no earlier than February 15, 2025, (vii) permit the redemption of Specified Additional Debt (defined in the Credit Agreement to mean any unsecured senior, senior subordinated or subordinated Debt of the Borrower incurred after the Effective Date and any refinancing of such Debt, including without limitation, the 10.000% Senior Notes; provided that any such Debt may be refinanced only to the extent that the aggregate principal amount of such refinanced Debt does not result in an increase in the principal amount thereof plus amounts to fund any original issue discount or upfront fees relating thereto plus amounts to fund accrued interest, fees, expenses and premiums, with all Capitalized terms defined in such Credit Agreement) with the proceeds of Loans if pre-approved by all Lenders provided that there is no default and that after giving effect thereto, the Company is in pro forma compliance with its financial covenants and (viii) add Texas Capital Bank as a Lender.

Failure to redeem or refinance the 10.000% Senior Notes due February 2024 on or before June 30, 2023, allocate a portion of our cash flow that will retire such 10.000% Senior Notes on or before November 30, 2023 or amend the terms of such 10.000% Senior Notes to extend the scheduled repayment thereof to no earlier than February 15, 2025 will result in an event of default under our Credit Agreement and an acceleration of the repayment of all amounts outstanding thereunder. We intend to (i) repay the 10.000% Senior Notes with additional borrowings under our Credit Agreement, cash flow from operations or, depending on market conditions, the proceeds of one or more equity or debt offerings or (ii) amend the terms of the 10.000% Senior Notes to extend the scheduled repayment thereof to no earlier than February 15, 2025. However, any one or more of these options may not be available to us, either on commercially attractive terms or at all. Hence, we cannot assure you that we will be able to achieve any of these results. In which case, we may be required to apply a significant portion of our cash flow from operations and/or proceeds from additional secured or unsecured borrowings for such purpose.

Dividends and dividend equivalents. In January 2023, the Board declared a quarterly dividend of $0.025 per share of common stock outstanding which will result in a total of $2.8 million in dividends to be paid on February 24, 2023. In addition, under the terms of the LTIP, the Company will pay a dividend equivalent per share to all vested stock option holders of $283,000 in February 2023 and accrued a dividend equivalent per share to all unvested stock option holders which is payable upon vesting of up to an additional $7,000, assuming no forfeitures. In addition, the Company accrued an additional combined $53,000 in dividends on the restricted stock issued to directors, management directors and certain employees that will be payable upon vesting.

Crude Oil and Natural Gas Industry Considerations. The COVID-19 pandemic resulted in a severe worldwide economic downturn, significantly disrupting the demand for crude oil throughout the world, and created significant volatility, uncertainty and turmoil in the crude oil and natural gas industry. The decrease in demand for crude oil, combined with excess supply of crude oil and related products, resulted in crude oil prices declining significantly beginning in late February 2020. Since mid-2020, crude oil prices have improved, with demand steadily increasing despite the uncertainties surrounding the COVID-19 variants that have continued to inhibit a full global demand recovery. In addition, worldwide crude oil inventories are, from a historical perspective, very low and concerns exist with the ability of OPEC and other crude oil producing nations to meet forecasted crude oil demand growth in 2023, with many OPEC countries not able to produce at their OPEC agreed upon quota levels due to their lack of capital investments over the past few years in developing incremental crude oil supplies. Furthermore, sanctions and import bans on Russia have been implemented by various countries in response to the war in Ukraine, further impacting global crude oil supply. As a result of crude oil and natural gas supply constraints, there have been significant increases in European energy costs, which have resulted in inflationary pressures throughout Europe, increasing prospects of recession in many countries throughout the continent. During October 2022 and April 2023, OPEC announced production cuts of 2 million and 1 million Bopd, respectively, starting in November 2022 and May 2023, respectively, related to these concerns and the uncertainty surrounding the global economy and future crude oil demand. However, as a result of current global supply and demand imbalances, crude oil and natural gas prices remain strong, although down from the prior quarter. In addition, the ongoing pandemic, combined with the Russia/Ukraine conflict, has resulted in global supply chain disruptions, which has led to significant cost inflation. Specifically, the Company’s 2023 capital program has been and continues to be impacted by higher inflation in steel, diesel, chemical prices and services, among other items.

Global crude oil price levels and inflationary pressures will ultimately depend on various factors that are beyond the Company’s control, such as (i) general economic conditions and increasing expectations that the world may be heading into a global recession, (ii) the ability of OPEC and other crude oil producing nations to manage the global crude oil supply, (iii) the impact of sanctions and import bans on production from Russia, (iv) the timing and supply impact of any Iranian or Venezuelan sanction relief on their ability to export crude oil, (v) the global supply chain constraints associated with manufacturing and distribution delays, (vi) oilfield service demand and cost inflation, and (vii) political stability of crude oil consuming countries. The Company continues to assess and monitor the impact of these factors and consequences on the Company and its operations.

Derivative Financial Instruments

Derivative financial instrument exposure. As of March 31, 2023, the Company was a party to the following open derivative financial instruments.

	Remainder of 2023
	Second Quarter	Third Quarter	Fourth Quarter	Total
Crude Oil Price Swaps – WTI:
Volume (MBbls)	546.0	276.0	—	822.0
Price per Bbl	$67.81	$72.30	$—	$69.32
Deferred Premium Put Options – WTI:
Volume (MBbls)	364.0	644.0	920.0	1,928.0
Price per Bbl (Put Price)	$61.05	$60.46	$55.97	$58.43
Price per Bbl (Net of Premium)	$56.05	$55.46	$50.97	$53.43

	2024
Deferred Premium Put Options – WTI:	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Volume (MBbls)A	455.0	455.0	460.0	—	1,370.0
Price per Bbl (Put Price)	$51.50	$51.50	$51.50	$—	$51.50
Price per Bbl (Net of Premium)	$46.50	$46.50	$46.50	$—	$46.50

The estimated fair value of the outstanding open derivative financial instruments as of March 31, 2023 was a net liability of $12.1 million which is included in current liabilities and noncurrent liabilities on the Company’s consolidated balance sheet as of March 31, 2023. During the three months ended March 31, 2023, the Company recognized a net derivative gain of $3.1 million, including a $5.3 million mark-to-market gain partially offset by $2.2 million in net monthly settlement payments.

In April 2023, the Company entered into an additional deferred premium put option contract for 5,000 Bopd from January 2024 through September 2024 at a strike price of $56.15 per Bbl with deferred premiums of $5.00 per Bbl. After the effect of this new contract, the Company’s outstanding crude oil derivative contracts and the weighted average crude oil prices per barrel for those contracts are as follows:

	Remainder of 2023
	Second Quarter	Third Quarter	Fourth Quarter	Total
Crude Oil Price Swaps – WTI:
Volume (MBbls)	546.0	276.0	—	822.0
Price per Bbl	$67.81	$72.30	$—	$69.32
Deferred Premium Put Options – WTI:
Volume (MBbls)	364.0	644.0	920.0	1,928.0
Price per Bbl (Put Price)	$61.05	$60.46	$55.97	$58.43
Price per Bbl (Net of Premium)	$56.05	$55.46	$50.97	$53.43

	2024
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Deferred Premium Put Options – WTI:
Volume (MBbls)	910.0	910.0	920.0	—	2,740.0
Price per Bbl (Put Price)	$53.83	$53.83	$53.83	$—	$53.83
Price per Bbl (Net of Premium)	$48.83	$48.83	$48.83	$—	$48.83

Operations and Drilling Highlights

Average daily crude oil, NGL and natural gas sales volumes are as follows:

Three Months Ended March 31, 2023
Crude Oil (Bbls)	31,507
NGL (Bbls)	3,280
Natural Gas (Mcf)	14,611
Total (Boe)	37,222

The Company’s liquids production was 94 percent of total production on a Boe basis for the three months ended March 31, 2023.

Costs incurred are as follows (in thousands):

Three Months Ended March 31, 2023
Unproved property acquisition costs	$5,463
Proved acquisition costs	—
Total acquisitions	5,463
Development costs	185,864
Exploration costs	193,239
Total finding and development costs	384,566
Asset retirement obligations	143
Total costs incurred	$384,709

The following table sets forth the total number of horizontal producing wells drilled and completed during the three months ended March 31, 2023:

	Drilled		Completed
	Gross	Net	Gross	Net
Flat Top area	18	17.7	21	15.0
Signal Peak area	7	7.0	11	10.8
Total	25	24.7	32	25.8

As of March 31, 2023, HighPeak Energy was developing its properties using five (5) drilling rigs and four (4) frac crews and with the recent downturn in commodity prices and threat of an extensive recession, now expects to average two (2) drilling rigs and  two (2) frac crews beginning in June 2023 through the remainder of 2023. However, the scope, duration and magnitude of the direct and indirect effects of the COVID-19 pandemic, the war between Russia and Ukraine and the production cuts announced by OPEC are continuing to evolve and in ways that are difficult or impossible to anticipate. Given the dynamic nature of this situation, the Company is maintaining flexibility in its capital plan and will continue to evaluate drilling and completion activity on an economic basis, with future activity levels assessed monthly.

During the three months ended March 31, 2023, the Company successfully completed and placed on production twenty-one (21) gross (15.0 net) horizontal wells in the Flat Top area and eleven (11) gross (10.8 net) horizontal wells in the Signal Peak area. The Company had forty-nine (49) gross (46.4 net) wells that had been drilled and were in various stages of completion as of March 31, 2023, thirty-nine (39) gross (36.4 net) of which are in the Flat Top area, and ten (10) gross (10.0 net) of which are in the Signal Peak area, including one (1) gross (1.0 net) salt-water disposal well. In addition, as of March 31, 2023, the Company was in the process of drilling ten (10) gross (9.9 net) horizontal wells in the Flat Top area and five (5) gross (5.0 net) horizontal wells in the Signal Peak area.

Results of Operations

Three Months Ended March 31, 2023

Crude Oil, NGL and natural gas revenues.

Average daily sales volumes are as follows:

	Three Months Ended March 31,
	2023	2022	% Change
Crude Oil (Bbls)	31,507	10,047	214%
NGL (Bbls)	3,280	1,198	174%
Natural Gas (Mcf)	14,611	4,843	202%
Total (Boe)	37,222	12,052	209%

The increase in average daily Boe sales volumes for the three months ended March 31, 2023, compared with the same period in 2022 was primarily due to the Company’s successful horizontal drilling program.  Increases in production were partially offset due to unexpected downtime associated with a winter weather event, a fire at a production facility and reduced third party gas takeaway during the period.

The crude oil, NGL and natural gas prices that the Company reports are based on the market prices received for each commodity. The weighted average realized prices, excluding the effects of derivatives, are as follows:

	Three Months Ended March 31,
	2023	2022	% Change
Crude Oil per Bbl	$76.07	$96.15	(21)%
NGL per Bbl	$27.04	$41.33	(35)%
Natural Gas per Mcf	$2.21	$4.16	(47)%
Total per Boe	$66.80	$85.03	(21)%

Crude Oil and natural gas production costs.

Crude oil and natural gas production costs in total and per Boe are as follows (in thousands, except percentages and per Boe amounts):

	Three Months Ended March 31,
	2023	2022	% Change
Crude oil and natural gas production costs	$32,942	$9,446	249%
Crude oil and natural gas production costs per Boe (excluding expense workovers)	$8.57	$8.62	(1)%
Workover expense	$1.26	$0.09	1,300%

The increase in crude oil and natural gas production costs can primarily be attributed to the Company’s horizontal drilling program drilling and/or completing a significant number of newly completed producing wells, increased treating costs and expense workover costs. The decrease in crude oil and natural gas production costs per Boe were minimal during the three months ended March 31, 2023 compared with the same period in 2022. Our crude oil production in the first quarter of 2023 was negatively impacted by (i) a weather event that disrupted a considerable amount of production for a short time, (ii) a fire that shut-in a considerable amount of production for a short time and (iii) temporarily shutting in a considerable amount of production periodically for offset completion operations.  The issues described in (i) and (ii) have been resolved and do not continue to impact our crude oil production.  In addition, a significant portion of natural gas production in our Flat Top operating area was negatively impacted due to the inability of a new natural gas plant to take all of our volumes since coming on line in December 2022.  This issue is expected to be resolved by late May or early June 2023.  These first quarter production issues not only curtailed Boe production during the quarter, but they also all increased the costs to the Company. The increase in workover expenses can be attributed to more well work being performed, most significantly, the replacement of tubing strings on two of the Company’s salt-water disposal wells, pump downsizes, and other well work that is being performed to reestablish production on legacy vertical wells that have gone down for one reason or another. We anticipate the operating costs per Boe and workover expenses per Boe to decrease beginning in the second quarter of 2023.  Significant drivers to this decrease are associated with (i) reduced treating costs by connecting wells in the Southeast portion of Flat Top to a new third party facility, (ii) increasing the operational capacity of the natural gas plant taking our Flat Top natural gas production which should increase our natural gas sales going forward, (iii) returning production back on line that was off line during the three months ended March 31, 2023 related to offset frac operations, weather and fire events that shut-in production for a temporary period of time and related costs, and (iv) reduced workover expense.

Production and ad valorem taxes.

Production and ad valorem taxes are as follows (in thousands, except percentages):

	Three Months Ended March 31,
	2023	2022	% Change
Production and ad valorem taxes	$12,297	$5,006	146%

In general, production taxes and ad valorem taxes are directly related to commodity sales volumes and price changes; however, Texas ad valorem taxes are based upon an asset valuation assessed by the state as of January 1 of that particular year based on prior year commodity prices, whereas production taxes are based upon current year sales revenues at current commodity prices.

Production and ad valorem taxes per Boe are as follows:

	Three Months Ended March 31,
	2023	2022	% Change
Production taxes per Boe	$3.16	$4.08	(23)%
Ad valorem taxes per Boe	$0.51	$0.53	(4)%

The decrease in production taxes per Boe for the three months ended March 31, 2023, compared with the same period in 2022, was primarily due to the 21% decrease in realized prices.

Exploration and abandonments expense.

Exploration and abandonment expense details are as follows (in thousands, except percentages):

	Three Months Ended March 31,
	2023	2022	% Change
Abandoned leasehold costs	$1,895	$—	100%
Geologic and geophysical personnel costs	214	174	23%
Geologic and geophysical data costs	55	35	57%
Exploration and abandonments expense	$2,164	$209	935%

Exploration and abandonment costs during the three months ended March 31, 2023 increased primarily due to $1.9 million in abandoned leasehold costs related to undeveloped acreage that was not in an area where the Company had current plans to drill and thus the leases were allowed to expire. The Company remains committed to maintaining as much of its undeveloped acreage leasehold position as possible, but from time to time, certain acreage is not able to be extended at reasonable prices and we are not able to get a drilling rig in the area to drill in time to save the leases for a multitude of reasons.

DD&A expense.

DD&A expense and DD&A expense per Boe are as follows (in thousands, except percentages and per Boe amounts):

	Three Months Ended March 31,
	2023	2022	% Change
DD&A expense	$81,131	$17,024	377%
DD&A expense per Boe	$24.22	$15.69	54%

The increase in DD&A is primarily due to the increased production associated with our successful horizontal drilling program and the increase in rate can be attributed to significant inflationary pressures on capital costs over the past year or so as well as bolt-on acquisitions.

General and administrative expense.

General and administrative expense and general and administrative expense per Boe as well as stock-based compensation expense are as follows (in thousands, except percentages and per Boe amounts):

	Three Months Ended March 31,
	2023	2022	% Change
General and administrative expense	$2,502	$1,940	29%
General and administrative expense per Boe	$0.75	$1.79	(58)%
Stock-based compensation expense	$4,054	$3,976	2%

The increase in general and administrative expense for the three months ended March 31, 2023 is primarily as a result of adding new employees and increased salaries and benefits related to the growth of the Company in addition to higher audit, tax and internal audit costs related to the growth of the Company. The decrease in the rate per Boe is the result of economies of scale and efficiencies gained as we bring additional wells on production due to our successful horizontal drilling program.

Interest expense.

	Three Months Ended March 31,
	2023	2022	% Change
Interest expense on Credit Agreement	$7,748	$902	759%
Interest expense on 10.625% Senior Notes	6,641	—	100%
Interest expense on 10.000% Senior Notes	5,625	2,813	100%
Amortization of discount	4,290	893	380%
Amortization of debt issuance costs	2,668	644	314%
	$26,972	$5,252	414%

The increase in interest expense can be attributed to the fact that we have continued to increase our borrowings under our Credit Agreement, and we issued $225.0 million of 10.000% Senior Notes in February 2022 and $225.0 million and $25.0 million of 10.625% Senior Notes in November and December 2022, respectively, in support of our capital drilling program.

Derivative gain (loss), net.

	Three Months Ended March 31,
	2023	2022	% Change
Noncash derivative gain (loss), net	$5,314	$(41,633)	n/m
Cash payments on settled derivative instruments, net	(2,194)	(24,761)	(91)%
Derivative gain (loss), net	$3,120	$(66,394)	n/m

The Company primarily utilizes commodity swap contracts and deferred premium put option contracts to (i) reduce the effect of price volatility on the commodities the Company produces and sells or consumes, (ii) support the Company’s annual capital budget and expenditure plans and (iii) reduce commodity price risk associated with certain capital projects. The Company’s Credit Agreement and the indentures governing the Company’s 10.000% Senior Notes and 10.625% Senior Notes require the Company to hedge certain quantities of its projected crude oil production which in the case of the Credit Agreement, if its ratio of debt to EBITDAX is greater than a certain threshold. The Company may also, from time to time, utilize interest rate contracts to reduce the effect of interest rate volatility on the Company’s indebtedness. The above mark-to-market loss and cash settlements relate to crude oil derivative swap contracts. The deferred premium put options entered into by the Company begin settling during the second quarter of 2023.

Income tax expense.

	Three Months Ended March 31,
	2023	2022	% Change
Income tax expense (benefit)	$14,507	$(312)	n/m
Effective income tax rate	22.4%	1.9%	n/m

The change in income tax expense (benefit) during the three months ended March 31, 2023, compared with the same period in 2022, was due to the Company realizing net income during the three months ended March 31, 2023 compared a net loss in the same period in 2022.  The effective income tax rate differs from the statutory rate primarily due to a revision in the deferred tax asset related to certain stock-based compensation and permanent differences between GAAP income and taxable income during the three months ended March 31, 2022. See Note 13 of Notes to Consolidated Financial Statements included in "Item 1. Condensed Consolidated Financial Statements (Unaudited)" for additional information.

Liquidity and Capital Resources

Liquidity. The Company’s primary sources of short-term liquidity are (i) cash and cash equivalents, (ii) net cash provided by operating activities, (iii) unused borrowing capacity under the Credit Agreement, (iv) on an opportunistic basis, other issuances of debt or equity securities and (v) sales of nonstrategic assets.

The Company’s short-term and long-term liquidity requirements consist primarily of (i) capital expenditures, (ii) near-term debt maturities, including our 10.000% Senior Notes due February 2024, Credit Agreement due June 2024 and 10.625% Senior Notes due November 2024, (iii) payments of other contractual obligations , (iv) acquisitions of crude oil and natural gas properties and (v) working capital obligations. Funding for these cash needs may be provided by any combination of the Company’s sources of liquidity. Although the Company expects its sources of funding will be adequate to fund its 2023 planned capital expenditures and provide adequate liquidity to fund other needs, no assurance can be given that such funding sources will be adequate to meet the Company’s future needs. In particular, we intend to repay the 10.000% Senior Notes with additional borrowings under our Credit Agreement, cash flow from operations and, depending on market conditions, one or more capital markets offerings.  We intend to monitor conditions in the equity and debt capital markets and may determine to issue common stock or long-term debt securities, including potentially in the near term, to repay our 10.000% Senior Notes and/or our 10.625% Senior Notes and for general corporate purposes. However, any one or more of these options may not be available to us, either on commercially attractive terms or at all. Although we may seek an increase in commitments under our Credit Agreement from existing and new lenders, we cannot assure you that we will be able to obtain an increase in our aggregate commitments thereunder sufficient to enable us to redeem our outstanding 10.000% Senior Notes or 10.625% Senior Notes solely from borrowings under our Credit Agreement. In which case, we may be required to apply a significant portion of our cash flow from operations and/or proceeds from additional secured or unsecured borrowings for such purpose.

2023 capital budget. In March 2023, the Company determined to reduce its previously reported capital budget for 2023 in connection with its transition from a six-rig drilling program to a two-rig drilling program. The Company currently expects total capital expenditures for 2023 to be in the range of approximately $900.0 to $975.0 million for drilling, completion, facilities and equipping crude oil wells plus $50 to $60 million for field infrastructure buildout and other costs. The 2023 reduced capital budget excludes acquisitions, asset retirement obligations, geological and geophysical general and administrative expenses and corporate facilities. HighPeak Energy expects to fund its forecasted capital expenditures with cash on its consolidated balance sheet, cash generated by operations, through borrowings under the Credit Agreement and potential future debt or equity offerings. The Company’s capital expenditures for the three months ended March 31, 2023 were $379.1 million, excluding acquisitions.

However, there are many factors and consequences beyond the Company’s control impacting our capital budget, such as policies of the Biden Administration, economic downturn or potential recession, geo-political risks and additional actions by businesses, OPEC and other cooperating countries, and governments in response to the COVID-19 pandemic, that may have an impact on the Company’s future results and drilling plans. For additional information on the risks, see “Part I, Item 1A. Risk Factors” in the Company’s Annual Report. In addition, as noted above, the Company’s ability to consummate a capital markets financing transaction to fund our capital budget or the repayment of our current debt on commercially attractive terms or at all is subject to volatile market conditions and other factors.  In the event such financing is accordingly unable to be completed on commercially attractive terms or at all, the Company may be required to allocate a portion of its cash flow from operations for the repayment of its 10.000% Senior Notes when they mature in February of 2024 and 10.625% Senior Notes when they mature in November of 2024.  Further, we intend to monitor conditions in the equity and debt capital markets and may determine to issue common stock or long-term debt securities, including potentially in the near term, to repay our 10.000% Senior Notes and/or our 10.625% Senior Notes and for general corporate purposes. Given the dynamic nature of this situation, the Company is maintaining flexibility in its capital plan and will continue to evaluate drilling and completion activity on an economic basis, with future activity levels assessed monthly.

Capital resources. Cash flows from operating, investing and financing activities are summarized below (in thousands).

	Three Months Ended March 31,
	2023	2022	Change	% Change
Net cash provided by operating activities	$190,006	$49,947	$140,059	280%
Net cash used in investing activities	$(319,522)	$(150,899)	$(168,623)	112%
Net cash provided by financing activities	$146,548	$101,933	$44,615	44%

Operating activities. The increase in net cash flow provided by operating activities for the three months ended March 31, 2023, compared with 2022, was primarily related to higher revenues associated with increased production volumes as a result of our successful horizontal drilling program, partially offset by decreased realized prices.

Investing activities. The increase in net cash used in investing activities for the three months ended March 31, 2023, compared with 2022, was primarily due to increases in additions to crude oil and natural gas properties compared with the three months ended March 31, 2022, when the Company had four (4) rigs and two (2) frac crews running compared with an average of five (5) rigs and four (4) frac crews running during the three months ended March 31, 2023, partially offset by decreases in cash crude oil and natural gas property acquisition costs.

Financing activities. The Company's significant financing activities are as follows:

•

2023: The Company borrowed $150.0 million on the Credit Agreement and received $150,000 in proceeds from the exercise of stock options and warrants partially offset by the payment of dividends and dividend equivalents of $2.8 million and $282,000, respectively and the payment of $544,000 in debt issuance costs primarily related to amendments to the Credit Agreement.

•

2022: The Company received $210.2 million in net proceeds from the issuance of the 10.000% Senior Notes, borrowed $15.0 million on the Credit Agreement and received $779,000 from the exercise of 67,719 of the Company’s $11.50 warrants and $75,000 from the exercise of 7,500 of stock options by employees of the Company. These cash inflows were partially offset by the Company paying $115.0 million to pay the balance of its Credit Agreement off simultaneously with the issuance of the 10.000% Senior Notes and incurring $6.4 million of debt issuance costs primarily related to the 10.000% Senior Notes and $2.6 million in dividends and dividend equivalent payments.

Interest Rate Risk.  We are exposed to market risk due to the floating interest rate associated with any outstanding balance on the Credit Agreement. As of March 31, 2023, we had a $420.0 million outstanding balance on the Credit Agreement. Our Credit Agreement allows us to fix the interest rate for all or a portion of the principal balance of the Credit Agreement for a period up to three months. To the extent that the interest rate is fixed, interest rate changes will affect the Credit Agreement’s fair value but will not impact results of operations or cash flows. Conversely, for the portion of the Credit Agreement that has a floating interest rate, interest rate changes will not affect the fair value but will impact future results of operations and cash flows. Changes in interest rates do not impact the amount of interest we pay on our fixed-rate 10.000% Senior Notes and 10.625% Senior Notes but can impact their fair values.

Commodity Price Risk.  The prices we receive for our crude oil, NGL and natural gas production directly impact our revenue, profitability, access to capital, and future rate of growth. Crude oil, NGL and natural gas prices are subject to unpredictable fluctuations resulting from a variety of factors, including changes in supply and demand and the macroeconomic environment, and seasonal anomalies, all of which are typically beyond our control. The markets for crude oil, NGL and natural gas have been volatile, especially over the last several years. Commodity prices have improved from historic lows in 2020 resulting from the impacts of the COVID-19 pandemic. However, future case surges, outbreaks, COVID-19 virus variants, the potential that current vaccines may be less effective or ineffective against future COVID-19 virus variants, and the risk that large groups of the population may not receive vaccinations against COVID-19, could have further negative impacts on prices. Additionally, commodity prices are subject to heightened levels of uncertainty related to geopolitical issues such as the ongoing armed conflict between Russia and Ukraine and recent production cut announcements from OPEC. The realized prices we receive for our production also depend on numerous factors that are typically beyond our control. Based on our sales volumes during the three months ended March 31, 2023 and excluding the effects on derivatives, a $1.00 per barrel increase (decrease) in the weighted average crude oil price for the three months ended March 31, 2023 would have increased (decreased) the Company’s revenues by approximately $11.8 million on an annualized basis and a $0.10 per Mcf increase (decrease) in the weighted average natural gas price for the three months ended March 31, 2023 would have increased (decreased) the Company’s revenues by approximately $526,000 on an annualized basis.

We enter into commodity derivative contracts to reduce the risk of fluctuations in commodity prices. The fair value of our commodity derivative contracts is largely determined by estimates of the forward curves of the relevant price indices. As of March 31, 2023, a $1.00 increase (decrease) in the forward curves associated with our crude oil commodity derivative instruments would have decreased (increased) our net derivative positions for these products by approximately $4.1 million.

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

The following table provides a reconciliation of our net income (GAAP) to EBITDAX (non-GAAP) for the periods presented (in thousands):

	Three Months Ended March 31,
	2023	2022
Net income (loss)	$50,257	$(16,510)
Interest expense	26,972	5,252
Interest and other income	(30)	(250)
Income tax expense (benefit)	14,507	(312)
Depletion, depreciation and amortization	81,131	17,024
Accretion of discount	118	54
Exploration and abandonment expense	2,164	209
Stock based compensation	4,054	3,976
Derivative-related noncash activity	(5,314)	41,633
EBITDAX	$173,859	$51,076

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

There have been no material changes in our critical accounting policies and procedures during the three months ended March 31, 2023. See our disclosure of critical accounting policies in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 8. Financial Statements and Supplementary Data” of our Annual Report.

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

During the period from January 1, 2018 through March 31, 2023, the calendar month average NYMEX WTI crude oil price per Bbl ranged from a low of $16.70 to a high of $114.34, and the last trading day NYMEX natural gas price per MMBtu ranged from a low of $1.50 to a high of $9.35. A $1.00 per barrel increase (decrease) in the weighted average crude oil price for the three months ended March 31, 2021 would have increased (decreased) the Company’s revenues by approximately $11.8 million on an annualized basis, excluding the effects of derivatives, and a $0.10 per Mcf increase (decrease) in the weighted average natural gas price for the three months ended March 31, 2023 would have increased (decreased) the Company’s revenues by approximately $526,000 on an annualized basis, excluding the effects of derivatives.

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

The average forward prices based on March 31, 2023 market quotes were as follows:

	Remainder of 2023	Year Ending December 31, 2024
Average forward NYMEX crude oil price per Bbl	$74.51	$70.65
Average forward NYMEX natural gas price per MMBtu	$2.84	$3.63

The average forward prices based on May 5, 2023 market quotes were as follows:

	Remainder of 2023	Year Ending December 31, 2024
Average forward NYMEX crude oil price per Bbl	$70.09	$67.16
Average forward NYMEX natural gas price per MMBtu	$2.61	$3.48

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

Interest Rate Risk. As of March 31, 2023, we had $420.0 million outstanding under the Credit Agreement and $152.6 million of available borrowing capacity. The Company is subject to interest rate risk on its variable rate debt from our Credit Agreement. The Company also has fixed rate debt but does not currently utilize derivative instruments to manage the economic effect of changes in interest rates. The impact of a 1% increase in interest rates on our outstanding debt as of March 31, 2023 would have resulted in an annual increase in interest expense of approximately $4.2 million.

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

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the three months ended March 31, 2023 that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

ITEM 1A.     RISK FACTORS

In addition to the information set forth in this Quarterly Report, the risks that are discussed in the Company’s Annual Report under the headings “Risk Factors,” “Business and Properties,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Quantitative and Qualitative Disclosures About Market Risk,” should be carefully considered, as such risks could materially affect the Company's business, financial condition or future results. There has been no material change in the Company's risk factors that were described in the Company’s Annual Report, except as described below.

Our 10.000% Senior Notes due February 2024 are classified as current debt on our consolidated balance sheet in accordance with GAAP. We may not be able to generate sufficient cash to pay, when due, the principal of, interest on or other amounts due in respect of our indebtedness, including our 10.000% Senior Notes due February 2024, and may be forced to take other actions to satisfy our obligations under our debt agreements, which may not be successful.

As of March 31, 2023, we had $895.0 million of total indebtedness, including $225.0 million outstanding of our 10.000% Senior Notes due February 2024, $250.0 million outstanding of our 10.625% Senior Notes due November 2024 and $420.0 million of indebtedness outstanding under our Credit Agreement. The available capacity under our Credit Agreement as of such date was $152.6 million. The entirety of our $895.0 million of total indebtedness is maturing in 2024, with our 10.000% Senior Notes classified as current debt given they mature in less than one year.

Pursuant to the Eighth Amendment, we are required, on or before June 30, 2023, to redeem or refinance the 10.000% Senior Notes due February 2024, allocate a portion of our cash flow that will retire such 10.000% Senior Notes on or before November 30, 2023 or amend the terms of such 10.000% Senior Notes to extend the scheduled repayment thereof to no earlier than February 15, 2025. Failure to meet this obligation will result in an event of default under our Credit Agreement and an acceleration of the repayment of all amounts outstanding thereunder. We intend to repay the 10.000% Senior Notes with additional borrowings under our Credit Agreement, cash flow from operations and, depending on market conditions, one or more equity or debt offerings. However, any one or more of these options may not be available to us, either on commercially attractive terms or at all.

Although we may seek an increase in commitments under our Credit Agreement from existing and new lenders, we cannot assure you that we will be able to obtain an increase in our aggregate commitments sufficient to enable us to redeem our outstanding 10.000% Senior Notes and 10.625% Senior Notes solely from borrowings under our Credit Agreement. In which case, we may be required to apply a sufficient portion of our cash flow from operations and/or proceeds from additional secured or unsecured borrowings.

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

4.4

Indenture, dated as of February 16, 2022, by and among HighPeak Energy, Inc., as issuer, the guarantors party thereto and UMB Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 001-39464) filed with the SEC on February 22, 2022).

4.5

Supplement No. 1 to Indenture, dated as of November 9, 2022, by and among HighPeak Energy, Inc., as issuer, the guarantors party thereto and UMB Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 001-39464) filed with the SEC on November 10, 2022).

4.6

Indenture, dated as of November 8, 2022, by and among HighPeak Energy, Inc., as issuer, the guarantors party thereto and UMB Bank, National Association, as trustee (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K (File No. 001-39464) filed with the SEC on November 10, 2022).

4.7

Indenture, dated as of December 12, 2022, by and among HighPeak Energy, Inc., as issuer, the guarantors party thereto and UMB Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 001-39464) filed with the SEC on December 12, 2022).

10.1

Eighth Amendment to Credit Agreement, dated as of March 14, 2023, among HighPeak Energy, Inc., as Borrower, Wells Fargo Bank, National Association, as the administrative agent, the guarantors party thereto and the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-39464) filed with the SEC on March 15, 2023).

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

HIGHPEAK ENERGY, INC.

May 10, 2023	By:	/s/ Steven Tholen
Steven Tholen
Chief Financial Officer

May 10, 2023	By:	/s/ Keith Forbes
Keith Forbes
Vice President and Chief Accounting Officer