Form 10-Q
period 2023-06-30
HighPeak Energy, Inc.
filed 2023-08-07
CIK 1792849

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission File Number: 001-3946

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

Yes ☐    No ☒

As of August 3, 2023, there were 128,220,923 shares of common stock, par value $0.0001 per share, issued and outstanding.

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

•	“EUR” or “Estimated ultimate recovery” The sum of reserves remaining as of a given date and cumulative production as of that date.
•	“Existing Notes” means the 10.000% Senior Notes and the 10.625% Senior Notes, collectively.
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
•

“Ninth Amendment” means the Ninth Amendment to Credit Agreement, dated as of July 12, 2023, by and among HighPeak Energy, Inc., as Borrower, Wells Fargo Bank, National Association, as administrative agent, the guarantors party thereto and the lenders party thereto.

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

Cautionary Statement Concerning Forward-Looking Statements

This Quarterly Report on Form 10-Q (this “Quarterly Report”) includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical facts included or incorporated by reference in this Quarterly Report, including, without limitation, statements regarding the Company’s future financial position, business strategy, budgets, projected revenues, projected costs, and plans and objectives of management for future operations, are forward-looking statements. Such forward-looking statements are based on the beliefs of management, as well as assumptions made by, and information currently available to, the Company’s management. In addition, forward-looking statements generally can be identified by the use of forward-looking terminology such as “believes,” “plans,” “expects,” “anticipates,” “forecasts,” “intends,” “continue,” “may,” “will,” “could,” “should,” “future,” “potential,” “estimate” or the negative of such terms and similar expressions as they relate to the Company are intended to identify forward-looking statements, which are generally not historical in nature. The forward-looking statements are based on the Company’s current expectations, assumptions, estimates and projections about the Company and the industry in which the Company operates. Although the Company believes that the expectations and assumptions reflected in the forward-looking statements are reasonable as and when made, they involve risks and uncertainties that are difficult to predict and, in many cases, beyond the Company’s control. In addition, the Company may be subject to currently unforeseen risks that may have a materially adverse effect on it. Accordingly, no assurances can be given that the actual events and results will not be materially different from the anticipated results described in the forward-looking statements. Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date hereof. The Company undertakes no duty to publicly update these statements except as required by law. Important factors that could cause actual results to differ materially from the Company’s expectations include, but are not limited to, the Company’s assumptions about:

●	our ability to refinance or pay, when due, the principal of, interest or other amounts due in respect of our indebtedness, including our Existing Notes;
●	our liquidity, cash flow and access to capital;
●	the supply and demand for and market prices of crude oil, NGL, natural gas and other products or services, and the associated impact of our hedging policies relating thereto;
●	capital expenditures and other contractual obligations, including our obligations under our Credit Agreement and the indentures governing each of the 10.000% Senior Notes and the 10.625% Senior Notes;
●	the results of our ongoing strategic alternatives review process;
●	political instability or armed conflict in crude oil or natural gas producing regions, such as the ongoing war between Russia and Ukraine;
●	the integration of acquisitions, including the Alamo Acquisitions and the Hannathon Acquisition;
●	the availability of capital resources;
●	production and reserve levels;
●	drilling and completion risks;
●	inflation rates and the impacts of associated monetary policy responses, including increased interest rates and resulting pressures on economic growth;
●	economic and competitive conditions;
●	the impacts of the transition to an anticipated two-rig development program for the remainder of 2023;
●	weather conditions;
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
●

other factors disclosed under “Part I, Items 1 and 2. Business and Properties,” “Part I, Item 1A. Risk Factors,” “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Part II, Item 7A. Quantitative and Qualitative Disclosures about Market Risk,” included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 filed with the SEC on March 6, 2023 (“Annual Report”) our Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, filed with the SEC on May 10, 2023 under “Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Part II, Item 1A. Risk Factors” and “Part I, Item 3. Quantitative and Qualitative Disclosures about Market Risk,” and this Quarterly Report under “Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Part II, Item 1A. Risk Factors” and “Part I, Item 3. Quantitative and Qualitative Disclosures about Market Risk” and elsewhere in this Quarterly Report.

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

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

HighPeak Energy, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share data)

	June 30, 2023	December 31, 2022
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$30,265	$30,504
Accounts receivable	100,974	96,596
Inventory	9,201	13,275
Prepaid expenses	3,154	4,133
Derivatives	435	17
Total current assets	144,029	144,525
Crude oil and natural gas properties, using the successful efforts method of accounting:
Proved properties	2,977,987	2,270,236
Unproved properties	91,630	114,665
Accumulated depletion, depreciation and amortization	(434,006)	(259,962)
Total crude oil and natural gas properties, net	2,635,611	2,124,939
Other property and equipment, net	3,592	3,587
Other noncurrent assets	6,771	6,431
Total assets	$2,790,003	$2,279,482
LIABILITIES AND STOCKHOLDERSLIABILITIES AND STOCKHOLDERSLIABILITIES AND STOCKHOLDERS
Current liabilities:
Current portion of long-term debt, net	$741,155	$—
Accounts payable – trade	215,845	105,565
Accrued capital expenditures	102,727	91,842
Revenues and royalties payable	36,480	15,623
Other accrued liabilities	15,815	15,600
Accrued interest	14,049	13,152
Derivatives	10,700	16,702
Advances from joint interest owners	782	7,302
Operating leases	622	343
Total current liabilities	1,138,175	266,129
Noncurrent liabilities:
Long-term debt, net	231,854	704,349
Deferred income taxes	155,315	131,164
Asset retirement obligations	7,886	7,502
Derivatives	1,094	691
Operating leases	269	—
Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock, $0.0001 par value, 10,000,000 shares authorized, none issued and outstanding at June 30, 2023 and December 31, 2022	—	—
Common stock, $0.0001 par value, 600,000,000 shares authorized, 113,385,923 and 113,165,027 shares issued and outstanding at June 30, 2023 and December 31, 2022, respectively	11	11
Additional paid-in capital	1,018,810	1,008,896
Retained earnings	236,589	160,740
Total stockholders’ equity	1,255,410	1,169,647
Total liabilities and stockholders’ equity	$2,790,003	$2,279,482

The accompanying notes are an integral part of these condensed consolidated financial statements.

HighPeak Energy, Inc.

Condensed Consolidated Statements of Operations

(in thousands, except per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Operating revenues:
Crude oil sales	$236,390	$190,926	$452,086	$277,864
NGL and natural gas sales	4,370	10,502	12,468	15,793
Total operating revenues	240,760	201,428	464,554	293,657
Operating costs and expenses:
Crude oil and natural gas production	34,934	16,595	67,876	26,041
Production and ad valorem taxes	13,259	10,301	25,556	15,307
Exploration and abandonments	480	184	2,644	393
Depletion, depreciation and amortization	93,011	34,883	174,142	51,907
Accretion of discount	120	66	238	120
General and administrative	2,516	2,016	5,018	3,956
Stock-based compensation	3,984	14,579	8,038	18,555
Total operating costs and expenses	148,304	78,624	283,512	116,279
Other expense	7,502	—	7,502	—
Income from operations	84,954	122,804	173,540	177,378
Interest and other income	163	2	193	252
Interest expense	(39,284)	(9,282)	(66,256)	(14,534)
Derivative loss, net	(4,363)	(11,891)	(1,243)	(78,285)
Income before income taxes	41,470	101,633	106,234	84,811
Income tax expense	9,644	24,072	24,151	23,760
Net income	$31,826	$77,561	$82,083	$61,051
Earnings per share:
Basic net income	$0.26	$0.69	$0.67	$0.56
Diluted net income	$0.25	$0.64	$0.64	$0.52

Weighted average shares outstanding:
Basic	111,227	103,178	111,227	99,530
Diluted	115,978	111,228	117,127	106,843

Dividends declared per share	$0.025	$0.025	$0.05	$0.05

The accompanying notes are an integral part of these condensed consolidated financial statements.

HighPeak Energy, Inc.

Condensed Consolidated Statements of Changes in Stockholders' Equity

(in thousands)

(Unaudited)

Three and Six Months Ended June 30, 2023
	Shares Outstanding	Common Stock	Additional Paid-in- Capital	Retained Earnings	Total Stockholders' Equity
Balance, December 31, 2022	113,165	$11	$1,008,896	$160,740	$1,169,647
Dividends declared ($0.025 per share)	—	—	—	(2,829)	(2,829)
Dividend equivalents declared on outstanding stock options ($0.025 per share)	—	—	—	(288)	(288)
Exercise of warrants	—	—	2	—	2
Stock-based compensation costs:
Shares issued upon options being exercised	12	—	148	—	148
Compensation costs included in net income	—	—	4,054	—	4,054
Net income	—	—	—	50,257	50,257
Balance, March 31, 2023	113,177	11	1,013,100	207,880	1,220,991
Dividends declared ($0.025 per share)	—	—	—	(2,830)	(2,830)
Dividend equivalents declared on outstanding stock options ($0.025 per share)	—	—	—	(287)	(287)
Exercise of warrants	150	—	1,726	—	1,726
Stock-based compensation costs:
Restricted shares issued to outside directors	59	—	—	—	—
Compensation costs included in net income	—	—	3,984	—	3,984
Net income	—	—	—	31,826	31,826
Balance, June 30, 2023	113,386	$11	$1,018,810	$236,589	$1,255,410

Three and Six Months Ended June 30, 2022
	Shares Outstanding	Common Stock	Additional Paid-in- Capital	Retained Earnings (Accumulated Deficit)	Total Stockholders' Equity
Balance, December 31, 2021	96,774	$10	$617,489	$(64,436)	$553,063
Dividends declared ($0.025 per share)	—	—	—	(2,434)	(2,434)
Dividend equivalents declared on outstanding stock options ($0.025 per share)	—	—	—	(250)	(250)
Stock issued for acquisition	6,960	—	156,599	—	156,599
Stock issuance costs	—	—	(55)	—	(55)
Exercise of warrants	69	—	779	—	779
Stock-based compensation costs:
Shares issued upon options being exercised	8	—	75	—	75
Compensation costs included in net loss	—	—	2,614	—	2,614
Net loss	—	—	—	(16,510)	(16,510)
Balance, March 31, 2022	103,811	10	777,501	(83,630)	693,881
Dividends declared ($0.025 per share)	—	—	—	(2,630)	(2,630)
Dividend equivalents declared on outstanding stock options ($0.025 per share)	—	—	—	(249)	(249)
Stock issued for acquisitions	3,894	1	108,382	—	108,383
Stock issuance costs	—	—	(3)	—	(3)
Exercise of warrants	897	—	6,971	—	6,971
Stock-based compensation costs:
Shares issued upon options being exercised	4	—	45	—	45
Restricted shares issued to outside directors	21	—	—	—	—
Restricted shares issued to employees	600	—	—	—	—
Compensation costs included in net income	—	—	16,429	—	16,429
Net income	—	—	—	77,561	77,561
Balance, June 30, 2022	109,227	$11	$909,325	$(8,948)	$900,388

The accompanying notes are an integral part of these condensed consolidated financial statements.

HighPeak Energy, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Six Months Ended June 30,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$82,083	$61,051
Adjustments to reconcile net income to net cash provided by operations:
Exploration and abandonment expense	2,186	32
Depletion, depreciation and amortization expense	174,142	51,907
Accretion expense	238	120
Stock-based compensation expense	8,038	18,555
Amortization of debt issuance costs	5,704	1,781
Amortization of discounts on 10.000% Senior Notes and 10.625% Senior Notes	8,627	2,741
Derivative-related activity	(6,017)	16,442
Deferred income taxes	24,151	23,760
Changes in operating assets and liabilities:
Accounts receivable	(4,378)	(50,857)
Prepaid expenses, inventory and other assets	3,941	(2,571)
Accounts payable, accrued liabilities and other current liabilities	64,961	25,225
Net cash provided by operating activities	363,676	148,186
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to crude oil and natural gas properties	(678,968)	(403,177)
Changes in working capital associated with crude oil and natural gas property additions	74,736	105,476
Acquisitions of crude oil and natural gas properties	(7,789)	(250,448)
Deposit and other costs related to pending acquisitions	(397)	—
Other property additions	(103)	(996)
Net cash used in investing activities	(612,521)	(549,145)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under Credit Agreement	255,000	380,000
Proceeds from exercises of warrants	1,728	7,750
Proceeds from exercises of stock options	148	120
Dividends paid	(5,554)	(4,959)
Debt issuance costs	(1,399)	(9,098)
Stock offering costs	(748)	(58)
Dividend equivalents paid	(569)	(427)
Proceeds from issuance of 10.000% Senior Notes, net of discount	—	210,179
Repayments under Credit Agreement	—	(195,000)
Net cash provided by financing activities	248,606	388,507
Net decrease in cash and cash equivalents	(239)	(12,452)
Cash and cash equivalents, beginning of period	30,504	34,869
Cash and cash equivalents, end of period	$30,265	$22,417

Supplemental cash flow information:
Cash paid for interest	$51,027	$1,689
Cash paid for income taxes	—	—
Supplemental disclosure of non-cash transactions:
Stock issued for acquisition	$—	$264,982
Additions to asset retirement obligations	186	3,676

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

HighPeak Energy’s common stock and warrants are listed and traded on the Nasdaq Global Market (the "Nasdaq") under the ticker symbols “HPK” and “HPKEW,” respectively. The Company is an independent crude oil and natural gas exploration and production company that explores for, develops and produces crude oil, NGL and natural gas in the Permian Basin in West Texas, more specifically, the Midland Basin primarily in Howard and Borden Counties. Our acreage is composed of two core areas, Flat Top primarily in the northern portion of Howard County extending into southern Borden, southwest Scurry and northwest Mitchell Counties and Signal Peak in the southern portion of Howard County.

NOTE 2. Basis of Presentation and Summary of Significant Accounting Policies

Presentation. In the opinion of management, the unaudited interim condensed consolidated financial statements of the Company as of June 30, 2023 and for the three and six months ended June 30, 2023 and 2022 include all adjustments and accruals, consisting only of normal, recurring adjustments and accruals necessary for a fair presentation of the results for the interim periods in conformity with generally accepted accounting principles in the United States ("GAAP"). The operating results for the three and six months ended June 30, 2023 are not indicative of results for a full year.

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

Going concern. In accordance with GAAP, management evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the condensed consolidated financial statements are issued. While results of operations and cash flows remained strong during the three and six months ended June 30, 2023, management determined that certain factors present substantial doubt about our ability to continue as a going concern. These factors primarily include significant current debt, which impacts the Company’s ability to meet debt covenants, and working capital deficits. The condensed consolidated financial statements assume the Company will continue as a going concern and do not include any adjustments that might result from this uncertainty. The Company’s ability to continue as a going concern depends on continued strong results of operations and cash flows and the ability to refinance, repay or extend the maturity of our current debt in the near-term.

We are currently evaluating multiple prospective supplemental financing alternatives. Failure to redeem or refinance the 10.000% Senior Notes due February 2024 on or before September 1, 2023 or such later date as agreed to in writing by the Majority Lenders in their reasonable discretion, allocate a portion of our cash flow that will retire such 10.000% Senior Notes on or before November 30, 2023 or amend the terms of such 10.000% Senior Notes to extend the scheduled repayment thereof to no earlier than February 15, 2025 will result in an event of default under our Credit Agreement and an acceleration of the repayment of all amounts outstanding thereunder. We may not be successful in refinancing, repaying or extending the maturity of the 10.000% Senior Notes or allocating a portion of our cash flow satisfactory to the Administrative Agent and the Majority Lenders to retire the 10.000% Senior Notes by November 30, 2023, by September 1, 2023 or such later date as agreed to in writing by the Majority Lenders in their reasonable discretion and in the future we may not be able to obtain additional postponements or waivers under, or amendments of, the Credit Agreement, of the types described in Note 7. Any such refinancing may not be obtainable on terms favorable to us. Further, any inability to satisfy our obligations under the Credit Agreement, including the 10.000% Senior Notes Obligation, could lead to the acceleration of amounts due thereunder by our credit facility lenders, which would cause a cross default and acceleration of amounts due under our Existing Notes.

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

Accounts receivable. As of June 30, 2023 and December 31, 2022, the Company’s accounts receivables primarily consist of amounts due from the sale of crude oil, NGL and natural gas of $80.6 million and $81.6 million, respectively, and are based on estimates of sales volumes and realized prices the Company anticipates it will receive, joint interest receivables of $17.2 million and $2.2 million, respectively, current U.S. federal income tax receivables of $3.2 million and $3.2 million, respectively, zero and $4.9 million, respectively, related to receivables from electric power infrastructure installed throughout Flat Top by the Company that it was reimbursed for, and receivables related to settlements of derivative contracts of zero and $4.7 million, respectively. The Company’s share of crude oil, NGL and natural gas production is sold to various purchasers who must be prequalified under the Company’s credit risk policies and procedures. The Company’s credit risk related to collecting accounts receivables is mitigated by using credit and other financial criteria to evaluate the credit standing of the entity obligated to make payment on the accounts receivable, and where appropriate, the Company obtains assurances of payment, such as a guarantee by the parent company of the counterparty or other credit support.

The Company adopted ASU 2016-13 and the subsequent applicable modifications to the rule on January 1, 2023. Accounts receivable are stated at amounts due from purchasers or joint interest owners, net of an allowance for expected losses as estimated by the Company when collection is doubtful. For receivables from joint interest owners, the Company typically has the ability to withhold future revenue disbursements to recover any non-payment of joint interest billings. Accounts receivable from purchasers or joint interest owners outstanding longer than the contractual payment terms are considered past due. The Company determines its allowance for each type of receivable by considering a number of factors, including the length of time accounts receivable are past due, the Company’s previous loss history, the debtor’s current ability to pay its obligation to the Company, the condition of the general economy and the industry as a whole. The Company writes off specific accounts receivable when they become uncollectible, and payments subsequently received on such receivables are credited to the allowance for expected losses. As of June 30, 2023 and December 31, 2022, the Company had no allowance for credit losses related to accounts receivable.

Concentration of credit risk. The Company is subject to credit risk resulting from the concentration of its crude oil and natural gas receivables with significant purchasers. For the six months ended June 30, 2023 and the year ended December 31, 2022, sales to the Company’s two largest purchasers accounted for approximately 96% and 94%, respectively, of the Company’s total crude oil, NGL and natural gas sales revenues. The Company generally does not require collateral and does not believe the loss of these particular purchasers would materially impact its operating results, as crude oil and natural gas are fungible products with well-established markets and numerous purchasers in various regions.

Inventory. Inventory is comprised primarily of crude oil and natural gas drilling and completion or repair items such as pumps, tubing, casing, vessels, operating supplies and ordinary maintenance materials and parts. The materials and supplies inventory is primarily acquired for use in future drilling and completion or repair operations and is carried at the lower of cost or net realizable value, on a weighted average cost basis. Valuation allowances for materials and supplies inventories are recorded as reductions to the carrying values of the materials and supplies inventories in the Company’s consolidated balance sheet and as charges to other expense in the consolidated statements of operations. The Company’s materials and supplies inventory as of June 30, 2023 and December 31, 2022 is $9.2 million and $13.3 million, respectively, and the Company has not recognized any valuation allowance to date.

Prepaid expenses. Prepaid expenses are comprised primarily of pending transaction costs related to an equity offering that was completed in July 2023 and debt refinancing efforts which are ongoing, prepaid insurance costs that will be amortized over the life of the policies, a deposit on a small acquisition of producing properties within the heart of one of the Company’s operating areas which is expected to close during the third quarter of 2023, caliche that will be used on future locations and roads in our development areas, tubulars and proppant that the Company has prepaid the suppliers to guarantee their availability when needed for our current drilling program, prepaid agency fees and software maintenance fees that will be amortized over the life of the contracts. Prepaid expenses as of June 30, 2023 and December 31, 2022 are $3.2 million and $4.1 million, respectively.

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

Other property and equipment, net. Other property and equipment is recorded at cost. The carrying values of other property and equipment, net of accumulated depreciation of $794,000 and $696,000 as of June 30, 2023 and December 31, 2022, respectively, are as follows (in thousands):

	June 30, 2023	December 31, 2022
Land	$2,139	$2,139
Transportation equipment	693	691
Buildings	537	544
Leasehold improvements	217	206
Field equipment	5	6
Furniture and fixtures	1	1
Total other property and equipment, net	$3,592	$3,587

Other property and equipment are depreciated over their estimated useful life on a straight-line basis. Land is not depreciated. Transportation equipment is generally depreciated over five years, buildings are generally depreciated over forty years, field equipment is generally depreciated over seven years and furniture and fixtures is generally depreciated over five years. Leasehold improvements are amortized over the lesser of their estimated useful lives or the underlying terms of the associated leases.

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

Aid-in-construction assets. As of June 30, 2023 and December 31, 2022, the Company had aid-in-construction assets totaling $5.9 million and $6.1 million, respectively, included in other noncurrent assets. The Company is receiving and will continue to receive payments based on gross system throughput, including any third-party natural gas that is potentially tied into the system in the future. The contract calls for future aid-in-construction fundings if expansions of the system are necessary as determined in the sole discretion of the Company.

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

Current liabilities. Current portion of long-term debt, accounts payable, accrued liabilities and derivative liabilities included in current liabilities as of June 30, 2023 and December 31, 2022 totaled approximately $1.1 billion and $266.1 million, respectively, including current portion of long-term debt, trade accounts payable, accrued capital expenditures, revenues and royalties payable, derivative liabilities and accruals for operating and general and administrative expenses, interest expense, operating leases, dividends and dividend equivalents and other miscellaneous items.

Debt issuance costs and original issue discount. The Company has paid a total of $20.4 million in debt issuance costs, $672,000of which was incurred during the six months ended June 30, 2023 primarily related to amendments to the Credit Agreement. Amortization based on the straight-line method over the terms of the Credit Agreement, 10.000% Senior Notes and 10.625% Senior Notes which approximates the effective interest method was $5.7 million and $1.8 million during the six months ended June 30, 2023 and 2022, respectively. In addition, the Company realized a total of $34.8 million in original issuer discounts on the issuance of its 10.000% Senior Notes and 10.625% Senior Notes that is being amortized over the life of the notes which approximates the effective interest method and was $8.6 million and $2.7 million during the six months ended June 30, 2023 and 2022, respectively. As of June 30, 2023 and December 31, 2022, the net debt issuance costs and discounts are netted against the outstanding current portion of long-term debt and long-term debt on the accompanying consolidated balance sheets in accordance with GAAP. In addition to the amounts discussed above, there is also $727,000 included in current assets related to the ongoing efforts to refinance the Company’s debt that will be considered debt issuance costs once completed or written off to expense if refinancing efforts are not successful.

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

Revenue recognition. The Company follows FASB ASC 606, “Revenue from Contracts with Customers,” (“ASC 606”) whereby the Company recognizes revenues from the sales of crude oil, NGL and natural gas to its purchasers and presents them disaggregated on the Company’s consolidated statements of operations.

The Company enters into contracts with purchasers to sell its crude oil, NGL and natural gas production. Revenue on these contracts is recognized in accordance with the five-step revenue recognition model prescribed in ASC 606. Specifically, revenue is recognized when the Company’s performance obligations under these contracts are satisfied, which generally occurs with the transfer of control of the crude oil and natural gas to the purchaser. Control is generally considered transferred when the following criteria are met: (i) transfer of physical custody, (ii) transfer of title, (iii) transfer of risk of loss and (iv) relinquishment of any repurchase rights or other similar rights. Given the nature of the products sold, revenue is recognized at a point in time based on the amount of consideration the Company expects to receive in accordance with the price specified in the contract. Consideration under the crude oil and natural gas marketing contracts is typically received from the purchaser one to two months after the date of sale. As of June 30, 2023 and December 31, 2022, the Company had receivables related to contracts with purchasers of approximately $80.6 million and $81.6 million, respectively.

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

The Company reviews its deferred tax assets for recoverability and establishes a valuation allowance based on projected future taxable income, applicable tax strategies and the expected timing of the reversals of existing temporary differences. A valuation allowance is provided when it is more likely than not (likelihood of greater than 50 percent) that some portion or all the deferred tax assets will not be realized. The Company has not established a valuation allowance as of June 30, 2023 and December 31, 2022.

Tax benefits from an uncertain tax positions are recognized only if it is more likely than not that the tax position will be sustained upon examination by the taxing authorities, based upon the technical merits of the position. If all or a portion of the unrecognized tax benefit is sustained upon examination by the taxing authorities, the tax benefit will be recognized as a reduction to the Company’s deferred tax liability and will affect the Company’s effective tax rate in the period it is recognized. See Note 13 for additional information.

Tax-related interest charges are recorded as interest expense and any tax-related penalties as other expense in the consolidated statements of operations of which there have been none to date.

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

Stock-based compensation for restricted stock awarded to outside directors, employee members of the Board and certain other employees is measured at the grant date using the fair value of the award and is recognized on a straight-line basis over the requisite service period of the respective award.

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

Other acquisitions. During the six months ended June 30, 2023 and 2022, the Company incurred a total of $7.8 million and $12.7 million, respectively, in acquisition costs to acquire various undeveloped crude oil and natural gas properties contiguous to its Flat Top and Signal Peak operating areas.

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

Assets and liabilities measured at fair value on a recurring basis. Assets and liabilities measured at fair value on a recurring basis as of June 30, 2023 and December 31, 2022 are as follows (in thousands):

	As of June 30, 2023
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Commodity price derivatives– current	$—	$435	$—	$435
Liabilities:
Commodity price derivatives – current	—	10,700	—	10,700
Commodity price derivatives – noncurrent	—	1,094	—	1,094
Total liabilities	—	11,794	—	11,794
Total recurring fair value measurements	$—	$(11,359)	$—	$(11,359)

	As of December 31, 2022
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Commodity price derivatives– current	$—	$17	$—	$17
Liabilities:
Commodity price derivatives – current	—	16,702	—	16,702
Commodity price derivatives – noncurrent	—	691	—	691
Total liabilities	—	17,393	—	17,393
Total recurring fair value measurements	$—	$(17,376)	$—	$(17,376)

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

Financial instruments not carried at fair value. Carrying values and fair values of financial instruments that are not carried at fair value in the consolidating balance sheets are as follows (in thousands):

	As of June 30, 2023		As of December 31, 2022
	Carrying		Carrying
	Value	Fair Value	Value	Fair Value
Liabilities:
Current portion of long-term debt:
10.000% Senior Notes (a)	$225,000	$225,000	$225,000	$225,000
Long-term debt:
10.625% Senior Notes (a)	$250,000	$250,000	$250,000	$250,000

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

NOTE 5. Derivative Financial Instruments

The Company primarily utilizes commodity swap contracts and deferred premium put options to (i) reduce the effect of price volatility on the commodities the Company produces and sells, particularly on the down-side, and (ii) support the Company’s capital budgeting and expenditure plans, (iii) protect the Company’s borrowing base under the Credit Agreement and (iv) support the payment of contractual obligations.

The following table summarizes the effect of derivatives on the Company’s consolidated statements of operations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

Noncash derivative gain (loss), net	$703	$25,191	$6,017	$(16,442)
Cash payments on settled derivatives, net	(5,066)	(37,082)	(7,260)	(61,843)
Derivative loss, net	$(4,363)	$(11,891)	$(1,243)	$(78,285)

Crude oil production derivatives. The Company sells its crude oil production at the lease and the sales contracts governing such crude oil production are tied directly to, or are correlated with, NYMEX WTI crude oil prices. As such, the Company uses NYMEX WTI derivative contracts to manage future crude oil price volatility.

The Company’s outstanding crude oil derivative contracts as of June 30, 2023 and the weighted average crude oil prices per barrel for those contracts are as follows:

	Remainder of 2023
	Third Quarter	Fourth Quarter	Total
Crude Oil Price Swaps – WTI:
Volume (MBbls)	276.0	—	276.0
Price per Bbl	$72.30	$—	$72.30
Deferred Premium Put Options – WTI:
Volume (MBbls)	644.0	920.0	1,564.0
Price per Bbl (Put Price)	$60.46	$55.97	$57.82
Price per Bbl (Net of Premium)	$55.46	$50.97	$52.82

	2024
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Deferred Premium Put Options – WTI:
Volume (MBbls)	910.0	910.0	920.0	—	2,740.0
Price per Bbl (Put Price)	$53.83	$53.83	$53.83	$—	$53.83
Price per Bbl (Net of Premium)	$48.83	$48.83	$48.83	$—	$48.83

The Company uses credit and other financial criteria to evaluate the credit standings of, and to select, counterparties to its derivative financial instruments. Although the Company does not obtain collateral or otherwise secure the fair value of its derivative financial instruments, associated credit risk is mitigated by the Company’s credit risk policies and procedures.

Net derivative liabilities associated with the Company’s open commodity derivatives by counterparty are as follows (in thousands):

As of June 30, 2023
Bank of America, National Association	$(7,994)
Citizens Bank, National Association	(3,365)
$(11,359)

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

The changes in capitalized exploratory/extension well costs are as follows (in thousands):

Six Months Ended June 30, 2023
Beginning capitalized exploratory/extension well costs	$186,427
Additions to exploratory/extension well costs	322,902
Reclassification to proved properties	(428,306)
Exploratory/extension well costs charged to exploration and abandonment expense	—
Ending capitalized exploratory/extension well costs	$81,023

All capitalized exploratory/extension well costs have been capitalized for less than one year based on the date of drilling.

NOTE 7. Long-Term Debt

The components of long-term debt, including the effects of debt issuance costs, are as follows (in thousands):

	June 30, 2023	December 31, 2022
Credit Agreement due 2024	$525,000	$270,000
10.625% Senior Notes, due 2024	250,000	250,000
10.000% Senior Notes, due 2024	225,000	225,000
Discounts, net (a)	(18,459)	(27,086)
Debt issuance costs, net (b)	(8,532)	(13,565)
Total debt	973,009	704,349
Less current portion of long-term debt, net	(741,155)	—
Long-term debt, net	$231,854	$704,349

(a)

Discounts as of June 30, 2023 and December 31, 2022 consisted of $34.8 million and $34.8 million, respectively, in discounts less accumulated amortization of $16.4 million and $7.7 million, respectively.

(b)

Debt issuance costs as of June 30, 2023 and December 31, 2022 consisted of $20.4 million and $19.7 million, respectively, in costs less accumulated amortization of $11.8 million and $6.1 million, respectively.

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

In October 2022, the Company entered into the Fifth Amendment to, among other things, (i) increase the elected commitments to $525 million and the borrowing base to $550 million, (ii) require an additional borrowing base redetermination on or about December 1, 2022, (iii) modify the permitted dividends and distributions conditions such that minimum availability under the credit facility must be 25% percent (as opposed to 30% before giving effect to the Fifth Amendment) and (iv) appoint Wells Fargo Bank, National Association (“Wells Fargo”) as the new administrative agent to replace Fifth Third. In addition, in connection with the Fifth Amendment, to the extent the Company incurs any additional specified unsecured senior, senior subordinated or subordinated future indebtedness in an aggregate amount of up to $250.0 million before June 30, 2023, the Company’s obligation to reduce the borrowing base by an amount equal to 25% of the principal amount of such additional future indebtedness shall be waived. In connection with the Fifth Amendment, the lenders waived two events of default existing with the Credit Agreement, as it existed prior to giving effect to the Fifth Amendment, related to entering into and maintaining certain minimum hedges as of the fiscal quarters ending June 30, 2022 and September 30, 2022 and complying with the required current ratio as of the fiscal quarter ending September 30, 2022. In October 2022, the Company entered into the Sixth Amendment to, among other things, (i) change the period to 120 days following the maturity date for which there can be no scheduled principal payments, mandatory redemption or maturity date for the 10.000% Senior Notes and the Specified Senior Notes, (ii) clarify that the Specified Senior Notes are subject to the restriction on the voluntary redemption by the Company of certain specified additional debt, including the 10.000% Senior Notes, (iii) add a permitted lien basket in connection with the escrow account to be opened in connection with the Specified Senior Notes and (iv) provide for an exception for the restriction on mandatory redemptions of the Specified Senior Notes in connection with the special mandatory redemption provided for with respect to the Specified Senior Notes.

In December 2022, the Company entered into the Seventh Amendment to, among other things, increase the amount of Specified Senior Notes from $225.0 million to $250.0 million. In March 2023, the Company entered into the Eighth Amendment to, among other things, (a) increase the borrowing base to $700.0 million, (b) add an aggregate elected commitments concept at an initial amount of $575.0 million, (c) provide that the applicable margin shall be determined in reference to such aggregate elected commitments (as opposed to being determined in reference to the borrowing base before giving effect to the Eighth Amendment), (d) modify the permitted dividends and distributions conditions such that minimum availability under the credit facility must be 25% of such aggregate elected commitments (as opposed to the borrowing base before giving effect to the Eighth Amendment), (e) permit quarterly dividends and distributions in an amount not to exceed $4.0 million provided that there is no default and that after giving effect thereto and any concurrent borrowing, the Company is in pro forma compliance with its financial covenants, (f) require the Company, on or before June 30, 2023, to redeem or refinance the 10.000% Senior Notes, allocate a portion of its cash flow that will retire the 10.000% Senior Notes on or before November 30, 2023 or amend the terms of the 10.000% Senior Notes to extend the scheduled repayment thereof to no earlier than February 15, 2025, (g) permit the redemption of Specified Additional Debt (defined in the Credit Agreement to mean any unsecured senior, senior subordinated or subordinated Debt of the Borrower incurred after the Effective Date and any refinancing of such Debt, including without limitation, the 10.000% Senior Notes; provided that any such Debt may be refinanced only to the extent that the aggregate principal amount of such refinanced Debt does not result in an increase in the principal amount thereof plus amounts to fund any original issue discount or upfront fees relating thereto plus amounts to fund accrued interest, fees, expenses and premiums, with all Capitalized terms defined in such Credit Agreement) with the proceeds of Loans if pre-approved by all Lenders provided that there is no default and that after giving effect thereto, the Company is in pro forma compliance with its financial covenants and (h) add Texas Capital Bank as a Lender.

Subsequent to quarter end in July 2023, the Company entered into the Ninth Amendment to, among other things, provide for (i) a waiver of the minimum current ratio covenant for the fiscal quarter ended June 30, 2023 under the Credit Agreement, (ii) a waiver of the failure to subject one or more certain accounts to an Account Control Agreement within the period provided in the Credit Agreement, (iii) a postponement of the April 2023 borrowing base redetermination until September 2023, (iv) a postponement of the date on which the Company was previously obligated thereunder to either extend the maturity of the 10.000% Senior Notes due February 2024, redeem or refinance the 10.000% Senior Notes or allocate a portion of the Company’s cash flow satisfactory to the Administrative Agent and the Majority Lenders that will retire the 10.000% Senior Notes on or before November 30, 2023 to September 1, 2023 or such later date as agreed to in writing by the Majority Lenders in their reasonable discretion, (v) certain pricing increases and additional minimum hedging requirements, (vi) an additional requirement to deliver a 13-week cash flow forecast on a weekly basis through completion of the September 2023 borrowing base redetermination and (vii) a temporary restriction on borrowing further amounts under the Credit Agreement until the Company has received at least $95 million of net proceeds from the sales of the Company’s equity securities, which has been subsequently satisfied and the restriction no longer applies.

The borrowing capacity under the Credit Agreement is currently equal to the lowest of (i) the borrowing base (which stands at $575.0 million as of June 30, 2023), (ii) the aggregate elected commitments (which stands at $575.0 million as of June 30, 2023) and (iii) $1.5 billion. As of June 30, 2023 and December 31, 2022, the Company had $525.0 million and $270.0million, respectively, outstanding borrowings under the Credit Agreement. Borrowings under the Credit Agreement prior to February 2022 bore interest, at the option of the Company, based on (a) a rate per annum equal to the higher of (i) the prime rate announced from time to time by Fifth Third, (ii) the weighted average of the rates on overnight federal funds transactions with members of the Federal Reserve System during the last preceding business day plus 0.5 percent and (iii) the Adjusted LIBO Rate for one-month Interest Period, plus a margin, which was determined by the Borrowing Base Utilization Percentage as defined in the Credit Agreement or (b) the LIBO Rate for a one, three or six month Interest Period multiplied by the Statutory Reserve Rate. As of June 30, 2023, borrowings under the Credit Agreement bear interest at the option of the Company, based on (a) a rate per annum equal to the higher of (i) the prime rate announced from time to time by the administrative agent, (ii) the weighted average of the rates of overnight federal funds transactions with members of the Federal Reserve System during the last preceding business day plus 0.5 percent and (iii) Term SOFR for one-month Interest Period, plus a margin (the “Applicable Margin”), which is determined by the Utilization Percentage as defined in the Credit Agreement or (b) a rate equal to the higher of (i) zero percent per annum and (ii) SOFR relating to quotations for 1 or 3 months, plus the Applicable Margin. Letters of credit outstanding under the Credit Agreement are subject to (i) a participation fee which shall accrue at the same Applicable Margin used to determine the interest rate applicable to Tranche Rate Loans, (ii) a fronting fee, which shall accrue at the rate of 0.125 percent per annum and (iii) standard fees with respect to issuances, amendments, renewals and extensions. The Company also pays commitment fees on undrawn amounts under the Credit Agreement equal to 0.50 percent. Borrowings under the Credit Agreement are secured by a first lien security interest on substantially all assets of the Company and its restricted subsidiaries, including mortgages on the Company’s and its restricted subsidiaries’ crude oil and natural gas properties. The Credit Agreement is scheduled to have the borrowing base redetermined semiannually in April and October. Additionally, the Company and Wells Fargo each have the option for a wild card evaluation between redeterminations. The credit facility is classified in current liabilities in the accompanying balance sheet as of June 30, 2023 as it matures within the next twelve months.

The Credit Agreement requires the maintenance of a ratio of total debt to EBITDAX, subject to certain adjustments, not to exceed 3.00 to 1.00 as of the last day of any fiscal quarter and a current ratio, subject to certain adjustments, of at least 1.00 to 1.00 as of the last day of any fiscal quarter. The Company obtained a waiver regarding its current ratio as of March 31, 2023 and June 30, 2023.

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

10.000% Senior Notes. In February 2022, the Company issued $225.0 million aggregate principal amount of its 10.000% Senior Notes due 2024 (“10.000% Senior Notes”), which will mature on February 15, 2024. The Company received proceeds of $202.9 million, net of $22.1 million of issuance costs and discounts. The net proceeds were used to pay down the balance of the Credit Agreement to zero at closing and to fund our ongoing capital development program with subsequent draws on the Credit Agreement. Interest on the 10.000% Senior Notes is payable on February 15 and August 15 of each year. The indenture governing the 10.000% Senior Notes contains restrictive covenants that limit the ability of the Company and, its restricted subsidiaries to, among other things, incur indebtedness, incur liens, make investments and loans, enter into mergers and acquisitions, make or declare dividends and other payments, sell assets and engage in transactions with affiliates. In addition, the indenture governing the 10.000% Senior Notes contains customary events of default, including payment events of default and events of default upon certain bankruptcy and insolvency events. If a bankruptcy or insolvency-related event of default occurs, the principal of, and accrued and unpaid interest on all outstanding 10.000% Senior Notes will become immediately due and payable. With respect to certain other events of default, the trustee may, in certain circumstances, pursue any available remedy to collect the payment of principal of, premium, if any, on and interest, if any, on the 10.000% Senior Notes or enforce performance of any provisions of the 10.000% Senior Notes or the indenture governing such notes. The 10.000% Senior Notes are classified in current liabilities in the accompanying balance sheet as of June 30, 2023 as they mature within the next twelve months.

10.625% Senior Notes. In November 2022 and December 2022, the Company issued $225.0 million and $25.0 million, respectively, under separate indentures, of its Senior Notes due 2024 (“10.625% Senior Notes”), which will mature on November 15, 2024. The Company received proceeds of $223.7 million, net of $26.3 million of issuance costs and discounts. The net proceeds were used to reduce the outstanding balance of the Credit Agreement at closing and for general corporate purposes. Interest on the 10.625% Senior Notes is payable on May 15 and November 15 of each year. In addition, the Company paid additional interest of $8.3 million in June 2023 in accordance with the indentures whereby if the Company did not receive a rating increase by June 30, 2023, it was required to pay said additional interest that is included in interest expense during the three months ended June 30, 2023. The indentures governing the 10.625% Senior Notes contain restrictive covenants that limit the ability of the Company and its restricted subsidiaries to, among other things, incur indebtedness, incur liens, make investments and loans, enter into mergers and acquisitions, make or declare dividends and other payments, sell assets and engage in transactions with affiliates. In addition, the indentures governing the 10.625% Senior Notes contain customary events of default, including payment events of default and events of default upon certain bankruptcy and insolvency events. If a bankruptcy or insolvency-related event of default occurs, the principal of, and accrued and unpaid interest on all outstanding 10.625% Senior Notes will become immediately due and payable. With respect to certain other events of default, the trustee may, in certain circumstances, pursue any available remedy to collect the payment of principal of, premium, if any, on and interest, if any, on the 10.625% Senior Notes or enforce performance of any provisions of the 10.625% Senior Notes or the indentures governing such notes. If not redeemed or refinanced in full prior to such time, in November 2023, the 10.625% Senior Notes will be classified in current liabilities in the balance sheet as of December 31, 2023 as they mature within the next twelve months following November 2023.

The Credit Agreement and the indentures governing the 10.000% Senior Notes and 10.625% Senior Notes have hedging requirements to which the Company adheres.

NOTE 8. Asset Retirement Obligations

The Company’s asset retirement obligations primarily relate to the future plugging and abandonment of wells and remediation of related facilities. Market risk premiums associated with asset retirement obligations are estimated to represent a component of the Company’s credit-adjusted risk-free rate that is utilized in the calculations of asset retirement obligations.

Asset retirement obligations activity is as follows (in thousands):

Six Months Ended June 30, 2023
Beginning asset retirement obligations	$7,502
Liabilities incurred from new wells	186
Dispositions	(40)
Accretion of discount	238
Ending asset retirement obligations	$7,886

As of June 30, 2023 and December 31, 2022, all asset retirement obligations are considered noncurrent and classified as such in the accompanying consolidated balance sheets.

NOTE 9. Incentive Plans

401(k) Plan. The HighPeak Energy Employees, Inc 401(k) Plan (the “401(k) Plan”) is a defined contribution plan established under Section 401 of the Internal Revenue Code of 1986, as amended (the “Code”). All regular full-time and part-time employees of the Company are eligible to participate in the 401(k) Plan after three continuous months of employment with the Company. Participants may contribute up to 80 percent of their annual base salary into the 401(k) Plan. Matching contributions are made to the 401(k) Plan in cash by the Company in amounts equal to 100 percent of a participant’s contributions to the 401(k) Plan up to four percent of the participant’s annual base salary (the “Matching Contribution”). Each participant’s account is credited with the participant’s contributions, Matching Contributions and allocations of the 401(k) Plan’s earnings. Participants are fully vested in their account balances at their eligibility date. During the six months ended June 30, 2023 and 2022, the Company contributed $134,000 and $141,000 to the 401(k) Plan, respectively.

Long-Term Incentive Plan. The Company’s Second Amended & Restated Long Term Incentive Plan (“LTIP”) provides for the grant of stock options, restricted stock, stock awards, dividend equivalents, cash awards and substitute awards to officers, employees, directors and consultants of the Company. The number of shares available for grant pursuant to awards under the LTIP as of June 30, 2023 and December 31, 2022 are as follows:

	June 30, 2023	December 31, 2022
Approved and authorized shares	14,459,464	14,340,324
Shares subject to awards issued under plan	(13,813,457)	(13,769,191)
Shares available for future grant	646,007	571,133

Stock options. Stock option awards were granted to employees on August 24, 2020, November 4, 2021, May 4, 2022 and August 15, 2022. Stock-based compensation expense related to the Company’s stock option awards for the six months ended June 30, 2023 and 2022 was $555,000 and $10.8 million, respectively, and as of June 30, 2023 and December 31, 2022 there was $443,000 and $1.1 million, respectively, of unrecognized stock-based compensation expense related to unvested stock option awards. The unrecognized compensation expense will be recognized on a straight-line basis over the remaining vesting periods of the awards, which is a period of less than two years. In July 2023, the Company issued an additional 1.9 million stock options to employees that were valued at approximately $10.2 million on the date of grant and will be amortized on a straight-line basis over the vesting or exercisability period of the awards.

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

	Stock Options	Average Exercise Price	Remaining Term in Years	Intrinsic Value (in thousands)
Outstanding at December 31, 2021	9,983,727	$10.19	8.7	$44,395
Awards granted	1,564,500	25.09
Exercised	(12,000)	$10.00
Forfeitures	(18,999)	$18.66
Outstanding at December 31, 2022	11,517,228	$12.20	7.9	$128,429
Exercised	(11,834)	$12.52
Forfeitures	(2,667)	$29.67
Outstanding at June 30, 2023	11,502,727	$12.20	7.7	$8,381

Vested at December 31, 2022	11,304,747	$12.02	7.9	$127,591
Exercisable at December 31, 2022	11,304,747	$12.02	7.9	$127,591

Vested at June 30, 2023	11,290,246	$12.02	7.7	$8,381
Exercisable at June 30, 2023	11,290,246	$12.02	7.7	$8,381

Restricted stock issued to employee members of the Board and certain employees. A total of 1,500,500 shares of restricted stock was approved by the Board to be granted to certain employee members of the Board of the Company on November 4, 2021, which vest on the three-year anniversary of such grant assuming the employees remain in his or her position as of the anniversary date. Therefore, stock-based compensation expense of $3.6 million and $3.6 million was recognized during the six months ended June 30, 2023 and 2022, respectively, and the remaining $9.6 million as of June 30, 2023 will be recognized over the remaining restricted period, which was based upon the closing price of the stock on the date of the restricted stock issuance. The Board also cancelled the previously issued equity-based liability bonuses and approved a total of 600,000 shares of restricted stock to be granted to certain employees of the Company on June 1, 2022, which vest on November 4, 2024, assuming the employees remain in his or her position as of that date and cancelled certain contractual equity-based bonuses to such employees. Therefore, stock-based compensation expense of $3.5 million and $3.8 million was recognized during the six months ended June 30, 2023 and 2022, respectively, and the remaining $9.4 million as of June 30, 2023 will be recognized over the remaining restricted period, which was based upon the closing price of the stock on the date of the restricted stock issuance.

Stock issued to outside directors. A total of 58,767 shares of restricted stock was approved by the Board to be granted to the outside directors of the Company on June 1, 2023, which will vest at the next annual meeting, assuming the Board members maintain their positions on the Board. Therefore, stock-based compensation expense of $63,000 was recognized during the six months ended June 30, 2023 and the remaining $694,000 will be recognized between July and June 2024, which was based upon the closing price of the stock on the date of the restricted stock issuance. In addition, a total of 21,184 shares of restricted stock was approved by the Board to be granted to the outside directors of the Company on June 1, 2022, which vested during the second quarter of 2022. Therefore, stock-based compensation expense of $305,000 was recognized during the six months ended June 30, 2023, which was based upon the closing price of the stock on the date of the restricted stock issuance. Finally, a total of 67,779 shares of restricted stock was approved by the Board to be granted to the outside directors of the Company on June 1, 2021, which vested in January 2022. Therefore, the remaining stock-based compensation expense of $284,000 was recognized during the six months ended June 30, 2022, which was based upon the closing price of the stock on the date of the restricted stock issuance.

NOTE 10. Commitments and Contingencies

Leases. The Company follows ASC Topic 842, “Leases” to account for its operating and finance leases. Therefore, as of June 30, 2023 the Company had right-of-use assets totaling $876,000 included in other noncurrent assets and operating lease liabilities totaling $891,000, $622,000 of which are included in other current liabilities and $269,000 of which are included in other noncurrent liabilities, and as of December 31, 2022 the Company had right-of-use assets totaling $333,000 included in other noncurrent assets and operating lease liabilities totaling $343,000, included in other current liabilities on the accompanying consolidated balance sheets. The Company does not currently have any finance right-of-use leases. Maturities of the operating lease obligations are as follows (in thousands):

June 30, 2023
Remainder of 2023	$392
2024	552
Total lease payments	944
Less present value discount	(53)
Present value of lease liabilities	$891

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

Crude oil delivery commitments. In May 2021, the Company entered into a crude oil marketing contract with DK Trading & Supply, LLC (“Delek”) as the purchaser and DKL Permian Gathering, LLC (“DKL”) as the gatherer and transporter. The contract includes the Company’s current and future crude oil production from the majority of its horizontal wells in Flat Top where DKL is continually constructing a crude oil gathering system and custody transfer meters to most of the Company’s central tank batteries. The contract contains a minimum volume commitment commencing October 2021 based on the gross barrels delivered at the Company’s central tank battery facilities and is 5,000 Bopd for the first year, 7,500 Bopd for the second year and 10,000 Bopd for the remaining eight years of the contract. However, the Company has the ability under the contract to cumulatively bank excess volumes delivered to offset future minimum volume commitments. For the period from October 1, 2021 to June 30, 2023, the Company has delivered approximately 25,239 Bopd under the contract which is approximately 48 percent of the contracted volume for the life of the contract. The monetary commitment for the remaining 17.7 MMBbl as of June 30, 2023, if the Company never delivers any additional volumes under the agreement, is approximately $14.2 million.

Natural gas purchasing replacement contract. In May 2021, the Company entered into a replacement natural gas purchase contract with WTG Gas Processing, L.P. (“WTG”) as the gatherer, processor and purchaser of the Company’s current and future gross natural gas production in Flat Top. The replacement contract provides the Company with improved natural gas and NGL pricing and required WTG to expand its current low-pressure gathering system, which eliminates the need for in-field compression in Flat Top to accommodate the Company’s increased natural gas production volumes based on the current plan of development. The Company provides WTG with certain aid-in-construction payments to be reimbursed over time based on throughput through the system. The replacement contract does not contain any minimum volume commitments.

Connection fee commitments. As a result of the Hannathon Acquisition, the Company assumed a connection fee commitment related to a natural gas contract on certain properties whereby a minimum volume must be delivered, or the Company is obligated to reimburse WTG any shortfall by May 2025. If the Company fails to deliver any future volumes to the delivery point, the monetary commitment that remains as of June 30, 2023 would be approximately $553,000.

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

Sand commitments. The Company is party to an amended agreement whereby it has agreed to purchase at least 1.7 million tons of sand over a two-year period beginning July 1, 2022. There are stipulations in the agreement that reduce this commitment should there be a downturn in crude oil prices. As of June 30, 2023, the Company has purchased approximately 762,000 tons of sand under the contract. However, generally if the Company never takes delivery of any additional sand under the agreement, the monetary commitment that remains as of June 30, 2023 is approximately $19.1 million.

NOTE 11. Related Party Transactions

Water Treatment. In September 2021, the Company entered into a contract with Pilot Exploration, Inc., (“Pilot”), whose President and CEO was an outside director of the Company, to deploy Pilot’s proprietary water treatment technology in the Company’s Flat Top area to treat up to 25,000 barrels of produced water per day that can be reused in the Company’s completion operations or sold to third parties for their completion operations. This contract was set to expire on March 1, 2022; however, it was extended to October 1, 2022 based on the early results of the project. During the year ended December 31, 2022, the Company paid $2.0 million to Pilot for such services.

In May 2022, the Company entered into an agreement with Pilot to utilize Pilot’s proprietary water treatment technology in the Company’s Flat Top area to treat produced water such that it can be reused in the Company’s completion operations or sold to third parties for their completion operations. During the one-year term of the agreement, beginning on October 1, 2022, the Company agreed to a minimum volume commitment of 29.2 million barrels of produced water while maintaining the ability to bank excess produced water processed each month toward the minimum volume commitment. During the six months ended June 30, 2023 and the year ended December 31, 2022, the Company paid $1.5 million and $1.6 million, respectively, to Pilot for such services. In April 2023, the Company terminated the contract with Pilot in exchange for $6.5 million that was charged to other expense in the accompanying consolidated financial statements during the three and six months ended June 30, 2023.

NOTE 12. Major Customers

Delek accounted for approximately 77% and 88% during the six months ended June 30, 2023 and 2022, respectively, and Energy Transfer Crude Marketing, LLC (“ETC”) accounted for approximately 19% and less than 10% of the Company’s revenues during the six months ended June 30, 2023 and 2022, respectively. Based on the current demand for crude oil and natural gas and the availability of other purchasers, management believes the loss of either of these major purchasers would not have a material adverse effect on our financial condition and results of operations because crude oil and natural gas are fungible products with well-established markets and numerous purchasers.

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

The Company’s income tax expense attributable to income before income taxes consisted of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Current income tax expense:
Federal	$—	$—	$—	$—
State	—	—	—	—
Total current income tax expense	—	—	—	—
Deferred income tax expense:
Federal	9,121	23,315	23,041	23,127
State	523	757	1,110	633
Deferred income tax expense	9,644	24,072	24,151	23,760
Total income tax expense	$9,644	$24,072	$24,151	$23,760

The reconciliation between the income tax expense computed by multiplying pre-tax income by the U.S. federal statutory rate and the reported amounts of income tax expense is as follows (in thousands, except rate):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Income tax expense at U.S. federal statutory rate	$8,709	$21,343	$22,309	$17,810
State deferred income taxes	523	848	1,110	724
Limited tax benefit due to stock-based compensation	451	1,930	740	5,536
Other, net	(39)	(49)	(8)	(310)
Income tax expense	$9,644	$24,072	$24,151	$23,760
Effective income tax rate	23.3%	23.7%	22.7%	28.0%

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities were as follows as of June 30, 2023 and December 31, 2022 (in thousands):

	June 30, 2023	December 31, 2022
Deferred tax assets:
Interest expense limitations	$24,497	$10,623
Net operating loss carryforwards	8,216	5,496
Stock-based compensation	4,869	4,102
Unrecognized derivative losses	2,453	3,756
Other	50	32
Less: Valuation allowance	—	—
Deferred tax assets	40,085	24,009
Deferred tax liabilities:
Crude oil and natural gas properties, principally due to differences in basis and depreciation and the deduction of intangible drilling costs for tax purposes	(195,400)	(155,169)
Unrecognized derivative gains	—	(4)
Deferred tax liabilities	(195,400)	(155,173)
Net deferred tax liabilities	$(155,315)	$(131,164)

The effective income tax rate differs from the U.S. statutory rate of 21 percent primarily due to reversing a portion of its deferred tax asset related to stock-based compensation, deferred state income taxes and other permanent differences between GAAP income and taxable income.

As required by ASC Topic 740, “Income Taxes,” (“ASC 740”) the Company uses reasonable judgments and makes estimates and assumptions related to evaluating the probability of uncertain tax positions. The Company bases its estimates and assumptions on the potential liability related to an assessment of whether the income tax position will “more likely than not” be sustained in an income tax audit. Based on that analysis, the Company believes the Company has not taken any material uncertain tax positions, and therefore has not recorded an income tax liability related to uncertain tax positions. However, if actual results materially differ, the Company’s effective income tax rate and cash flows could be affected in the period of discovery or resolution. The Company also reviews the estimates and assumptions used in evaluating the probability of realizing the future benefits of the Company’s deferred tax assets and records a valuation allowance when the Company believes that a portion or all the deferred tax assets may not be realized. If the Company is unable to realize the expected future benefits of its deferred tax assets, the Company is required to provide a valuation allowance. The Company uses its history and experience, overall profitability, future management plans, tax planning strategies, and current economic information to evaluate the amount of valuation allowance to record. As of June 30, 2023 and December 31, 2022, the Company had not recorded a valuation allowance for deferred tax assets arising from its operations because the Company believed they met the “more likely than not” criteria as defined by the recognition and measurement provisions of ASC 740. The Company reversed a portion of its deferred tax asset related to stock-based compensation based on the assumption that the tax deduction will be subject to IRC Section 162(m) limits when the stock options are exercised and the restricted stock vests. IRC Section 162(m) limits compensation deductions to $1.0 million per year for certain Company executives. This resulted in a $3.4 million reduction in the deferred tax asset and reduced the amount of income tax expense realized during the six months ended June 30, 2022.

The Company is also subject to Texas Margin Tax. The Company realized no current Texas Margin Tax in the accompanying consolidated financial statements as we do not anticipate owing any Texas Margin Tax for 2023 or 2022. However, the Company has recognized a deferred Texas Margin Tax liability of $6.7 million and $4.1 million as of June 30, 2023 and December 31, 2022, respectively, in the accompanying consolidated financial statements.

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

The following table reconciles the Company’s earnings from operations and earnings attributable to common stockholders to the basic and diluted earnings used to determine the Company’s earnings per share amounts for the three and six months ended June 30, 2023 and 2022 under the two-class method (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net income as reported	$31,826	$77,561	$82,083	$61,051
Participating basic earnings (a)	(2,942)	(6,376)	(7,590)	(5,169)
Basic earnings attributable to common stockholders	28,884	77,185	74,493	55,882
Reallocation of participating earnings	46	162	123	124
Diluted net income attributable to common stockholders	$28,930	$71,347	$74,616	$55,006

Basic weighted average shares outstanding	111,227	103,178	111,227	99,530
Dilutive warrants and unvested stock options	2,592	5,928	3,741	5,191
Dilutive unvested restricted stock	2,159	2,122	2,159	2,122
Diluted weighted average shares outstanding	115,978	111,228	117,127	106,843

(a)	Vested stock options represent participating securities because they participate in dividend equivalents with the common equity holders of the Company. Participating earnings represent the distributed and undistributed earnings of the Company attributable to the participating securities. Certain unvested restricted stock awarded to outside directors, employee members of the Board and certain employees do not represent participating securities because, while they participate in dividends with the common equity holders of the Company, the dividends associated with such unvested restricted stock are forfeitable in connection with the forfeitability of the underlying restricted stock. Unvested stock options do not represent participating securities because, while they participate in dividend equivalents with the common equity holders of the Company, the dividend equivalents associated with unvested stock options are forfeitable in connection with the forfeitability of the underlying stock options.

The calculation for weighted average shares reflects shares outstanding over the reporting period based on the actual number of days the shares were outstanding.

NOTE 15. Stockholders’ Equity

Issuance of common stock. During the six months ended June 30, 2023, the Company issued 162,129 shares of HighPeak Energy common stock as a result of warrants (150,295 shares) and stock options (11,834 shares) being exercised. On March 25, 2022, June 21, 2022 and June 27, 2022, respectively, the Company issued 6,960,000, 371,517 and 3,522,117 shares of HighPeak Energy common stock related to the aforementioned Alamo Acquisitions and Hannathon Acquisition. The remaining 977,588 shares of HighPeak Energy common stock issued during the six months ended June 30, 2022 were the result of warrants (965,588 shares) and stock options (12,000 shares) being exercised.

Dividends and Dividend Equivalents. In April 2023, the Board declared a quarterly dividend of $0.025 per share of common stock outstanding which resulted in a total of $2.8 million in dividends being paid on May 25, 2023. In addition, under the terms of the LTIP, the Company paid a dividend equivalent per share to all vested stock option holders of $282,000 in May 2023 and accrued a dividend equivalent per share to all unvested stock option holders which is payable upon vesting of up to an additional $5,000, assuming no forfeitures. In addition, the Company accrued an additional combined $53,000 in dividends on the restricted stock issued to directors, management directors and certain employees that will be payable upon vesting.

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

In April 2022, the Board approved a quarterly dividend of $0.025 per share of common stock outstanding which resulted in a total of $2.6 million in dividends being paid on May 25, 2022. In addition, under the terms of the LTIP, the Company paid a dividend equivalent per share to all vested stock option holders and accrued a dividend equivalent per share to all unvested stock option holders payable upon vesting, which equates to a total payment of $214,000 in May 2022 and up to an additional $2,000, assuming no forfeitures. In addition, the Company accrued an additional combined $53,000 in dividends on the restricted stock issued to management directors and certain employees that will be payable upon vesting.

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

Outstanding securities. At June 30, 2023 and December 31, 2022, the Company had 113,385,923 and 113,165,027 shares of common stock outstanding, respectively, and 8,134,977 and 8,285,272 warrants outstanding, respectively, with an exercise price of $11.50 per share that expire on August 21, 2025.

NOTE 16. Subsequent Events

Dividends and dividend equivalents. In July 2023, the Board approved a quarterly dividend of $0.025 per share of common stock outstanding which will result in a total of approximately $3.2 million in dividends to be paid on August 25, 2023. In addition, under the terms of the LTIP, the Company will pay a dividend equivalent per share to all vested stock option holders of $331,000 in August 2023 and will accrue a dividend equivalent per share to all unvested stock option holders which is payable upon vesting of up to an additional $5,000, assuming no forfeitures. In addition, the Company will accrue an additional combined $54,000 in dividends on the restricted stock issued to directors, management directors and certain employees that will be payable upon vesting.

Derivatives. In July 2023, the Company entered into an additional commodity derivative financial instrument (crude oil price swap – WTI) to hedge a portion of its crude oil production for approximately 8,000 Bopd during the second half of 2023 at a strike price of $74.46 per Bbl. After the effect of this new contract, the Company’s outstanding crude oil derivative contracts and the weighted average crude oil prices per barrel for those contracts are as follows:

	Remainder of 2023
	Third Quarter	Fourth Quarter	Total
Crude Oil Price Swaps – WTI:
Volume (MBbls)	1,072.3	671.6	1,743.9
Price per Bbl	$73.90	$74.46	$74.12
Deferred Premium Put Options – WTI:
Volume (MBbls)	644.0	920.0	1,564.0
Price per Bbl (Put Price)	$60.46	$55.97	$57.82
Price per Bbl (Net of Premium)	$55.46	$50.97	$52.82

	2024
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Deferred Premium Put Options – WTI:
Volume (MBbls)	910.0	910.0	920.0	—	2,740.0
Price per Bbl (Put Price)	$53.83	$53.83	$53.83	$—	$53.83
Price per Bbl (Net of Premium)	$48.83	$48.83	$48.83	$—	$48.83

Ninth Amendment to Credit Agreement. In July 2023, the Company entered into the Ninth Amendment to its Credit Agreement whereby it, among other things, provides for (i) a waiver of the minimum current ratio covenant for the fiscal quarter ended June 30, 2023 under the Credit Agreement, (ii) a waiver of the failure to subject one or more certain accounts to an Account Control Agreement within the period provided in the Credit Agreement, (iii) a postponement of the April 2023 borrowing base redetermination until September 2023, (iv) a postponement of the date on which the Company was previously obligated thereunder to either extend the maturity of the 10.000% Senior Notes due February 2024, redeem or refinance the 10.000% Senior Notes or allocate a portion of the Company’s cash flow satisfactory to the Administrative Agent and the Majority Lenders that will retire the 10.000% Senior Notes on or before November 30, 2023 to September 1, 2023 or such later date as agreed to in writing by the Majority Lenders in their reasonable discretion, (v) certain pricing increases and additional minimum hedging requirements, (vi) an additional requirement to deliver a 13-week cash flow forecast on a weekly basis through completion of the September 2023 borrowing base redetermination and (vii) a temporary restriction on borrowing further amounts under the Credit Agreement until the Company has received at least $95.0 million of net proceeds from the sales of the Company’s equity securities.

Public stock offering. In July 2023, the Company completed a public stock offering whereby 14,835,000 shares of common stock were issued at a price of $10.50 per share, netting proceeds to the Company of approximately $151.2 million that will be used for working capital and to otherwise enhance near-term liquidity. In connection with the offering, certain of the Company’s existing stockholders, including the John Paul DeJoria Family Trust and Jack Hightower, the Company’s Chairman and Chief Executive Officer, and entities and individuals associated with them, purchased an aggregate of approximately 10 million shares of common stock in the offering at the public offering price per share.

PART I. FINANCIAL INFORMATION

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

HighPeak Energy, Inc., a Delaware corporation, was formed in October 2019. The Company’s assets are located primarily in Howard and Borden Counties, Texas, and to a lesser extent Scurry and Mitchell Counties, which lie within the northeastern part of the crude oil-rich Midland Basin. As of June 30, 2023, the assets consisted of two generally contiguous leasehold positions of approximately 127,267 gross (114,164 net) acres (consisting of 63,574 net acres in our Flat Top area to the north and 50,590 net acres in our Signal Peak area to the south) covering various subsurface depths, approximately 62% of which were held by production, with an average working interest of approximately 90%. We operate approximately 98% of the net acreage across the Company’s assets and more than 90% of the net operated acreage provides for horizontal wells with lateral lengths of 10,000 feet or greater. For the six months ended June 30, 2023, approximately 93% and 7% of sales volumes from the assets were attributable to liquids (both crude oil and NGL) and natural gas, respectively. As of June 30, 2023, HighPeak Energy was developing its properties using two (2) drilling rigs and two (2) frac fleets and expects to average two (2) drilling rigs and one (1) frac crew for the remainder of 2023.

Recent Events

Public stock offering.  In July 2023, we completed a public stock offering whereby we issued 14,835,000 shares of common stock at a price of $10.50, netting proceeds to the Company of approximately $151.2 million that will be used for working capital and to otherwise enhance near-term liquidity.

Credit Agreement Amendment and Near-Term Notes Maturity. In July 2023, the Company entered into the Ninth Amendment to its Credit Agreement whereby it, among other things, provides for (i) a waiver of the minimum current ratio covenant for the fiscal quarter ended June 30, 2023 under the Credit Agreement, (ii) a waiver of the failure to subject one or more certain accounts to an Account Control Agreement within the period provided in the Credit Agreement, (iii) a postponement of the April 2023 borrowing base redetermination until September 2023, (iv) a postponement of the date on which the Company was previously obligated (the “10.000% Senior Notes Obligation”) thereunder to either extend the maturity of the 10.000% Senior Notes due February 2024, redeem or refinance the 10.000% Senior Notes or allocate a portion of the Company’s cash flow satisfactory to the Administrative Agent and the Majority Lenders that will retire the 10.000% Senior Notes on or before November 30, 2023 to September 1, 2023 or such later date as agreed to in writing by the Majority Lenders in their reasonable discretion (the “10.000% Senior Notes Obligation Postponement”), (v) certain pricing increases and additional minimum hedging requirements, (vi) an additional requirement to deliver a 13-week cash flow forecast on a weekly basis through completion of the September 2023 borrowing base redetermination and (vii) a temporary restriction on borrowing further amounts under the Credit Agreement until the Company has received at least $95 million of net proceeds from the sales of the Company’s equity securities, which was satisfied by the July 2023 public offering.

We are currently evaluating multiple prospective financing arrangements to refinance our Existing Notes and enhance liquidity (any such financing, a “Supplemental Financing”).  Failure to redeem or refinance the 10.000% Senior Notes due February 2024, allocate a portion of our cash flow that will retire such 10.000% Senior Notes on or before November 30, 2023 or amend the terms of such 10.000% Senior Notes to extend the scheduled repayment thereof to no earlier than February 15, 2025 on or before September 1, 2023 or such later date as agreed to in writing by the Majority Lenders in their reasonable discretion will result in an event of default under our Credit Agreement and an acceleration of the repayment of all amounts outstanding thereunder. We may not be successful in refinancing, repaying or extending the maturity of our 10.000% Senior Notes or allocating a portion of our cash flow satisfactory to the Administrative Agent and the Majority Lenders that will retire the 10.000% Senior Notes on or before November 30, 2023, by September 1, 2023 or such later date as agreed to in writing by the Majority Lenders in their reasonable discretion and in the future we may not be able to obtain additional postponements or waivers under, or amendments of, the Credit Agreement, of the types obtained in the past.  Any such refinancing may not be obtainable on terms favorable to us.  Further, any inability to satisfy our obligations under the Credit Agreement, including the 10.000% Senior Notes Obligation, could lead to the acceleration of amounts due thereunder by our credit facility lenders, which would cause a cross default and acceleration of amounts due under our Existing Notes.  For additional information, see “Part II, Item 1A. Risk Factors – Any Supplemental Financing may not be successful or obtained on terms favorable to us.  If, by September 1, 2023 or such later date as agreed to in writing by the Majority Lenders in their reasonable discretion, we are unable to redeem or refinance our 10.000% Senior Notes or allocate a portion of our cash flow satisfactory to the Administrative Agent and the Majority Lenders that will retire such 10.000% Senior Notes on or before November 30, 2023 or amend the terms of such 10.000% Senior Notes to extend the scheduled repayment to no earlier than February 15, 2025, we may default under our Credit Agreement and the lenders may accelerate amounts due thereunder, which would cause a cross default and acceleration of amounts due under our Existing Notes and may cause us to take certain actions with respect to our operations or seek bankruptcy protection.

Dividends and dividend equivalents. In January and April 2023, the Board declared a quarterly dividend of $0.025 per share of common stock outstanding which resulted in a total of $2.8 million and $2.8 million, respectively, in dividends being paid on February 24, 2023 and May 25, 2023, respectively. In addition, under the terms of the LTIP, the Company will pay a dividend equivalent per share to all vested stock option holders of $283,000 in February 2023 and $282,000 in May 2023 and accrued a dividend equivalent per share to all unvested stock option holders which is payable upon vesting of up to an additional $7,000 in February 2023 and $5,000 in May 2023, assuming no forfeitures. In addition, the Company accrued an additional combined $53,000 in February 2023 and $53,000 in May 2023 in dividends on the restricted stock issued to directors, management directors and certain employees that will be payable upon vesting.

Acquisitions. During the six months ended June 30, 2023, the Company incurred a total of $7.8 million in acquisition costs to acquire additional bolt-on undeveloped acreage contiguous to its Flat Top and Signal Peak operating areas.

Crude Oil and Natural Gas Industry Considerations. The COVID-19 pandemic resulted in a severe worldwide economic downturn, significantly disrupting the demand for crude oil throughout the world, and created significant volatility, uncertainty and turmoil in the crude oil and natural gas industry. The decrease in demand for crude oil, combined with excess supply of crude oil and related products, resulted in crude oil prices declining significantly beginning in late February 2020. Since mid-2020, crude oil prices have improved, with demand steadily increasing despite the uncertainties surrounding the COVID-19 variants that have continued to inhibit a full global demand recovery. In addition, worldwide crude oil inventories are, from a historical perspective, very low and concerns exist with the ability of OPEC and other crude oil producing nations to meet forecasted crude oil demand growth in 2023, with many OPEC countries not able to produce at their OPEC agreed upon quota levels due to their lack of capital investments over the past few years in developing incremental crude oil supplies. Furthermore, sanctions and import bans on Russia have been implemented by various countries in response to the war in Ukraine, further impacting global crude oil supply. As a result of crude oil and natural gas supply constraints, there have been significant increases in European energy costs, which have resulted in inflationary pressures throughout Europe, increasing prospects of recession in many countries throughout the continent. In April 2023, OPEC announced production cuts of around 1.16 million Bopd.  On June 4, 2023, OPEC agreed to extend these previously announced production cuts through the end of 2024.  On July 3, 2023, Saudi Arabia announced it was extending voluntary cuts through August 2023. However, as a result of current global supply and demand imbalances, crude oil and natural gas prices remain strong, although down from the prior quarter. In addition, the ongoing pandemic, combined with the Russia/Ukraine conflict, has resulted in global supply chain disruptions, which has led to significant cost inflation. Specifically, the Company’s 2023 capital program has been and continues to be impacted by higher inflation in steel, diesel, chemical prices and services, among other items.

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

Outlook

HighPeak Energy’s financial position and future prospects, including its revenues, operating results, profitability, liquidity, future growth and the value of its assets, depend heavily on prevailing commodity prices. The crude oil and natural gas industry is cyclical and commodity prices are highly volatile and subject to a high degree of uncertainty. For example, during the period from January 1, 2018 through June 30, 2023, the calendar month average NYMEX WTI crude oil price per Bbl ranged from a low of $16.70 to a high of $114.34, and the last trading day NYMEX natural gas price per MMBtu ranged from a low of $1.50 to a high of $9.35.

The markets for the commodities produced by our industry strengthened in 2021 and remained strong in 2022 and continuing somewhat in 2023, although decreased from 2022 levels, as a result of increased demand outpacing increased supply for each of the commodities we produce. Prices for the commodities produced by our industry improved from historic lows in 2020, with crude oil and natural gas prices reaching their highest average annual price since 2014. However, there are many factors beyond the Company’s control, including commodity markets, unavailability or high cost of drilling rigs, equipment, supplies, personnel, frac crews and oilfield services or supply constraints remain subject to heightened levels of uncertainty as a result of the conflict in Ukraine, the COVID-19 pandemic, rising interest rates and associated policies of the Federal Reserve, which could adversely affect HighPeak Energy. Additionally, in April 2023, OPEC announced production cuts of around 1.16 million Bopd.  On June 4, 2023, OPEC agreed to extend these previously announced production cuts through the end of 2024.  On July 3, 2023, Saudi Arabia announced it was extending voluntary cuts through August 2023.  The actions of OPEC with respect to crude oil production levels, including agreement on and compliance with production cuts, may result in further volatility in commodity prices and the crude oil and natural gas industry generally.  Additionally, the impact of inflation as well as rising interest rates continue to have a negative impact on our cash flows and results of operations. For additional information on the risks, see “Part I, Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on March 6, 2023 (the “Annual Report”).

Given the dynamic nature of this situation, the Company is maintaining flexibility in its capital plan as indicated by its recent shift to an anticipated two (2) drilling rig program for the remainder of the year.  The Company will continue to evaluate drilling and completion activity on an economic basis, with future activity levels assessed monthly.  Despite continuing impacts of the factors listed above and future uncertainty, we are focused on maintaining our ability to sustain strong operational performance and financial stability while maximizing returns, improving leverage metrics, and increasing the value of our Midland Basin assets.

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

Financial and Operating Performance

The Company's financial and operating performance for the three months ended June 30, 2023 included the following highlights:

•

Net income was $31.8 million ($0.25 per diluted share) for the three months ended June 30, 2023 compared with $77.6 million for three months ended June 30, 2022. The primary components of the $45.8 million decrease in net income include:

•

a $58.1 million increase in DD&A expense due to a 92% increase in daily sales volumes as a result of the Company’s successful horizontal drilling program and to a lesser extent, bolt-on acquisitions, in addition to a 39% increase in the DD&A rate from $17.43 to $24.22 per Boe as a result of significant inflationary pressures on capital costs as well as bolt-on acquisitions;

•	a $30.0 million increase in interest expense due to the issuance of the Existing Notes, increased borrowings under the Credit Agreement, an $8.3 million payment for additional interest on the 10.625% Senior Notes due to not obtaining an increased rating by June 30, 2023 that was recognized during the three months ended June 30, 2023 and increased amortization of debt issuance costs and discounts;

•

a $18.3 million increase in lease operating expenses related primarily to the increased well count and production from the Company’s successful horizontal drilling program, increased power and chemical costs, repair and maintenance costs and other inflationary pressures;

•

a $7.5 million increase in the Company’s other expense due to the settlement of a water treatment contract in lieu of terminating the contract early and costs to repair production facilities at one of our central tank batteries after a small fire to restore production that was shut in for a short time;

•

a $3.0 million increase in production and ad valorem taxes, primarily attributable to the 92% increase in daily sales volumes as a result of the Company’s successful horizontal drilling program partially offset by 37% lower production taxes on a dollar per Boe basis due to lower overall realized prices of 38%, excluding the effects of derivatives;

•

a $500,000 increase in the Company’s general and administrative expenses primarily attributable to increased internal and external audit costs and legal expenses as a result of the growth of the Company; and

•	a $296,000 increase in exploration and abandonments expense primarily due to an increase in plugging and abandonment expenses related to legacy vertical wells;

Partially offset by:

•

a $39.3 million increase in crude oil, NGL and natural gas revenues due to a 92% increase in daily sales volumes resulting from the Company’s successful horizontal drilling program, partially offset by a 38% decrease in average realized commodity prices per Boe, excluding the effects of derivatives;

•

a $14.4 million decrease in the Company's income tax expense due to the net income realized during the three months ended June 30, 2023 compared with the net income during the three months ended June 30, 2022;

•	a $10.6 million decrease in the Company's stock-based compensation expense as a result of less options and restricted stock being issued relative to the prior period; and

•	a $7.5 million increase in the Company's net derivative gain as a result of its crude oil commodity contracts entered into and the decrease of crude oil prices thereafter.

•

During the three months ended June 30, 2023, average daily sales volumes totaled 42,207 Boe/d, compared with 21,995 Boe/d during the same period in 2022, an increase of 92%, due to the Company’s successful horizontal drilling program, and to a lesser extent, bolt-on acquisitions.

•

Weighted average realized crude oil prices per Bbl, excluding the effects of derivatives, decreased during the three months ended June 30, 2023 to $73.21, compared with $111.26 for the same period in 2022. Weighted average NGL prices per Bbl decreased during the three months ended June 30, 2023 to $20.77, compared with $47.29 for the same period in 2022. Weighted average natural gas prices per Mcf decreased to $0.70 during the three months ended June 30, 2023, compared with $6.02 during the same period in 2022.

•	Cash provided by operating activities totaled $173.7 million for the three months ended June 30, 2023, compared with $98.2 million for the three months ended June 30, 2022.

Derivative Financial Instruments

Derivative financial instrument exposure. As of June 30, 2023, the Company was a party to the following open derivative financial instruments.

	Remainder of 2023
	Third Quarter	Fourth Quarter	Total
Crude Oil Price Swaps – WTI:
Volume (MBbls)	276.0	—	276.0
Price per Bbl	$72.30	$—	$72.30
Deferred Premium Put Options – WTI:
Volume (MBbls)	644.0	920.0	1,564.0
Price per Bbl (Put Price)	$60.46	$55.97	$57.82
Price per Bbl (Net of Premium)	$55.46	$50.97	$52.82

	2024
Deferred Premium Put Options – WTI:	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Volume (MBbls)	910.0	910.0	920.0	—	2,740.0
Price per Bbl (Put Price)	$53.83	$53.83	$53.83	$—	$53.83
Price per Bbl (Net of Premium)	$48.83	$48.83	$48.83	$—	$48.83

The estimated fair value of the outstanding open derivative financial instruments as of June 30, 2023 was a net liability of $11.4 million which is included in current liabilities and noncurrent liabilities on the Company’s consolidated balance sheet as of June 30, 2023. During the six months ended June 30, 2023, the Company recognized a net derivative gain of $1.2 million, including a $6.0 million mark-to-market gain partially offset by $7.2 million in net monthly settlement payments.

In July 2023, the Company entered into an additional commodity derivative financial instrument (crude oil price swap – WTI) to hedge a portion of its crude oil production for approximately 8,000 Bopd during the second half of 2023 at a strike price of $74.46 per Bbl. After the effect of this new contract, the Company’s outstanding crude oil derivative contracts and the weighted average crude oil prices per barrel for those contracts are as follows:

	Remainder of 2023
	Third Quarter	Fourth Quarter	Total
Crude Oil Price Swaps – WTI:
Volume (MBbls)	1,072.3	671.6	1,743.9
Price per Bbl	$73.90	$74.46	$74.12
Deferred Premium Put Options – WTI:
Volume (MBbls)	644.0	920.0	1,564.0
Price per Bbl (Put Price)	$60.46	$55.97	$57.82
Price per Bbl (Net of Premium)	$55.46	$50.97	$52.82

	2024
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Deferred Premium Put Options – WTI:
Volume (MBbls)	910.0	910.0	920.0	—	2,740.0
Price per Bbl (Put Price)	$53.83	$53.83	$53.83	$—	$53.83
Price per Bbl (Net of Premium)	$48.83	$48.83	$48.83	$—	$48.83

Operations and Drilling Highlights

Average daily crude oil, NGL and natural gas sales volumes are as follows:

Six Months Ended June 30, 2023
Crude Oil (Bbls)	33,506
NGL (Bbls)	3,482
Natural Gas (Mcf)	16,444
Total (Boe)	39,728

The Company’s liquids production was 93 percent of total production on a Boe basis for the six months ended June 30, 2023.

Costs incurred are as follows (in thousands):

Six Months Ended June 30, 2023
Unproved property acquisition costs	$7,789
Proved acquisition costs	—
Total acquisitions	7,789
Development costs	355,770
Exploration costs	322,970
Total finding and development costs	686,529
Asset retirement obligations	410
Total costs incurred	$686,939

The following table sets forth the total number of horizontal producing wells drilled and completed during the six months ended June 30, 2023:

	Drilled		Completed
	Gross	Net	Gross	Net
Flat Top area	36	35.7	53	45.3
Signal Peak area	13	12.1	21	20.8
Total	49	47.8	74	66.1

As of June 30, 2023, HighPeak Energy was developing its properties using two (2) drilling rigs and two (2) frac crews in addition to having a third drilling rig drilling salt-water disposal wells. With the recent downturn in commodity prices and threat of an extensive recession, the Company released a frac crew in the first week of July and now expects to average two (2) drilling rigs for the remainder of 2023. However, the scope, duration and magnitude of the direct and indirect effects of the COVID-19 pandemic, the war between Russia and Ukraine and the production cuts announced by OPEC are continuing to evolve and in ways that are difficult or impossible to anticipate. Given the dynamic nature of this situation, the Company is maintaining flexibility in its capital plan and will continue to evaluate drilling and completion activity on an economic basis, with future activity levels assessed monthly.

During the six months ended June 30, 2023, the Company successfully completed and placed on production fifty-three (53) gross (45.3 net) horizontal wells in the Flat Top area and twenty-one (21) gross (20.8 net) horizontal wells in the Signal Peak area. The Company had forty-two (42) gross (35.7 net) wells that had been drilled and were in various stages of completion as of June 30, 2023, twenty-eight (28) gross (27.1 net) of which are in the Flat Top area, and fourteen (14) gross (8.7 net) of which are in the Signal Peak area. In addition, as of June 30, 2023, the Company was in the process of drilling four (4) gross (4.0 net) horizontal wells in the Flat Top area and nine (9) gross (4.6 net) horizontal wells in the Signal Peak area. In addition to the aforementioned numbers are two (2) gross (2.0 net) salt-water disposal wells that have been finished and placed in service during the six months ended June 30, 2023 and an additional three (3) gross (3.0 net) salt-water disposal wells that were progress as of June 30, 2023.

Results of Operations

Three and Six Months Ended June 30, 2023

Crude Oil, NGL and natural gas revenues.

Average daily sales volumes are as follows:

	Three Months Ended June 30,			Six Months Ended June 30,
	2023	2022	% Change	2023	2022	% Change
Crude Oil (Bbls)	35,483	18,858	88%	33,506	14,477	131%
NGL (Bbls)	3,681	1,939	90%	3,482	1,570	122%
Natural Gas (Mcf)	18,256	7,190	154%	16,444	6,023	173%
Total (Boe)	42,207	21,995	92%	39,728	17,051	133%

The increase in average daily Boe sales volumes for the three and six months ended June 30, 2023, compared with the same periods in 2022 was primarily due to the Company’s successful horizontal drilling program.  Increases in production were partially offset due to unexpected temporary reduced third-party gas takeaway issues during the period.

The crude oil, NGL and natural gas prices that the Company reports are based on the market prices received for each commodity. The weighted average realized prices, excluding the effects of derivatives, are as follows:

	Three Months Ended June 30,			Six Months Ended June 30,
	2023	2022	% Change	2023	2022	% Change
Crude Oil per Bbl	$73.21	$111.26	(34%)	$74.55	$106.04	(30%)
NGL per Bbl	$20.77	$47.29	(56%)	$23.71	$45.03	(47%)
Natural Gas per Mcf	$0.70	$6.02	(88%)	$1.37	$5.28	(74%)
Total per Boe	$62.68	$100.63	(38%)	$64.60	$95.15	(32%)

Crude Oil and natural gas production costs.

Crude oil and natural gas production costs in total and per Boe are as follows (in thousands, except percentages and per Boe amounts):

	Three Months Ended June 30,			Six Months Ended June 30,
	2023	2022	% Change	2023	2022	% Change
Crude oil and natural gas production costs	$34,934	$16,595	111%	$67,876	$26,041	161%
Crude oil and natural gas production costs per Boe (excluding expense workovers)	$8.39	$8.27	1%	$8.48	$8.39	1%
Workover expense	$0.71	$0.02	3,450%	$0.96	$0.05	1,820%

The increase in crude oil and natural gas production costs can primarily be attributed to the Company’s successful horizontal drilling program adding a significant number of newly completed producing wells, increased chemical and treating costs, increased repair and maintenance expense with the addition of a significant number of legacy vertical wells in the Hannathon Acquisition in 2022 and expense workover costs. The change in crude oil and natural gas production costs per Boe were minimal during the three and six months ended June 30, 2023 compared with the same periods in 2022. Our crude oil production in the first half of 2023 was negatively impacted by (i) a weather event that disrupted a considerable amount of production for a short time, (ii) a fire that shut-in a considerable amount of production for a short time and (iii) temporarily shutting in a considerable amount of production periodically for offset completion operations.  The issues described in (i) and (ii) have been resolved and do not continue to impact our crude oil production.  In addition, a significant portion of natural gas production in our Flat Top operating area was negatively impacted due to the inability of a new natural gas plant to take all of our volumes since coming online in December 2022.  This issue improved during the second quarter of 2023 but is still not completely resolved. It is expected to be fully resolved during the third quarter of 2023.  These production issues not only curtailed Boe production during the six months ended June 30, 2023, but they also all increased the costs to the Company. The increase in workover expenses can be attributed to more well work being performed, most significantly, the replacement of tubing strings on two of the Company’s salt-water disposal wells, pump downsizes, and other well work that is being performed to reestablish production on legacy vertical wells that have gone down for various reasons. We anticipate the operating costs per Boe and workover expenses per Boe to decrease beginning in the third quarter of 2023.  Significant drivers to this decrease are associated with (i) reduced chemical and treating costs by connecting wells in the Southeast portion of Flat Top to a new third party facility by September 2023, (ii) increasing the operational capacity of the natural gas plant taking our Flat Top natural gas production which should increase our NGL and natural gas sales going forward, (iii) returning production back on line that was off line during the three and six months ended June 30, 2023 related to offset frac operations, weather and fire events that shut-in production for a temporary period of time and related costs, and (iv) reduced workover expense.

Production and ad valorem taxes.

Production and ad valorem taxes are as follows (in thousands, except percentages):

	Three Months Ended June 30,			Six Months Ended June 30,
	2023	2022	% Change	2023	2022	% Change
Production and ad valorem taxes	$13,259	$10,301	29%	$25,556	$15,307	67%

In general, production taxes and ad valorem taxes are directly related to commodity sales volumes and price changes; however, Texas ad valorem taxes are based upon an asset valuation assessed by the state as of January 1 of that particular year based on prior year commodity prices, whereas production taxes are based upon current year sales revenues at current commodity prices.

Production and ad valorem taxes per Boe are as follows:

	Three Months Ended June 30,			Six Months Ended June 30,
	2023	2022	% Change	2023	2022	% Change
Production taxes per Boe	$3.03	$4.82	(37%)	$3.09	$4.56	(32%)
Ad valorem taxes per Boe	$0.42	$0.33	27%	$0.46	$0.40	15%

The decrease in production taxes per Boe for the three and six months ended June 30, 2023, compared with the same periods in 2022, was primarily due to the 38% and 32% decrease in realized prices, respectively.

Exploration and abandonments expense.

Exploration and abandonment expense details are as follows (in thousands, except percentages):

	Three Months Ended June 30,			Six Months Ended June 30,
	2023	2022	% Change	2023	2022	% Change
Abandoned leasehold costs	$36	$(1)	n/m	$1,931	$(1)	n/m
Geologic and geophysical personnel costs	207	187	11%	421	361	17%
Plugging and abandonment expense	225	(2)	n/m	225	(2)	n/m
Geologic and geophysical data costs	12	—	n/m	67	35	91%
Exploration and abandonments expense	$480	$184	161%	$2,644	$393	573%

Exploration and abandonment costs increased during the three months ended June 30, 2023 primarily due to higher plugging and abandonment costs related to increased activity centered around legacy vertical wells and six months ended June 30, 2023 primarily due to the aforementioned plugging and abandonment costs and $1.9 million in abandoned leasehold costs related to undeveloped acreage that was not in an area where the Company had current plans to drill and thus the leases were allowed to expire. The Company remains committed to maintaining as much of its undeveloped acreage leasehold position as possible, but from time to time, certain acreage is not able to be extended at reasonable prices and we are not able to get a drilling rig in the area to drill in time to save the leases for a multitude of reasons.

DD&A expense.

DD&A expense and DD&A expense per Boe are as follows (in thousands, except percentages and per Boe amounts):

	Three Months Ended June 30,			Six Months Ended June 30,
	2023	2022	% Change	2023	2022	% Change
DD&A expense	$93,011	$34,883	167%	$174,142	$51,907	235%
DD&A expense per Boe	$24.22	$17.43	39%	$24.22	$16.82	44%

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

General and administrative expense and general and administrative expense per Boe as well as stock-based compensation expense are as follows (in thousands, except percentages and per Boe amounts):

	Three Months Ended June 30,			Six Months Ended June 30,
	2023	2022	% Change	2023	2022	% Change
General and administrative expense	$2,516	$2,016	25%	$5,018	$3,956	27%
General and administrative expense per Boe	$0.66	$1.01	(35%)	$0.70	$1.28	(45%)
Stock-based compensation expense	$3,984	$14,579	(73%)	$8,038	$18,555	(57%)

The increase in general and administrative expense for the three and six months ended June 30, 2023 is primarily as a result of adding new employees and increased salaries and benefits related to the growth of the Company in addition to higher audit, tax and internal audit costs related to the growth of the Company. The decrease in the rate per Boe is the result of economies of scale and efficiencies gained as we bring additional wells on production due to our successful horizontal drilling program.

Interest expense.

	Three Months Ended June 30,			Six Months Ended June 30,
	2023	2022	% Change	2023	2022	% Change
Credit Agreement	$11,323	$735	1441%	$19,071	$1,637	1065%
10.625% Senior Notes	6,633	—	n/m	13,274	—	n/m
10.000% Senior Notes	5,625	5,562	1%	11,250	8,375	34%
Additional interest on 10.625% Senior Notes	8,330	—	n/m	8,330	—	n/m
Amortization of discount	4,337	1,848	135%	8,627	2,741	215%
Amortization of debt issuance costs	3,036	1,137	167%	5,704	1,781	220%
	$39,284	$9,282	323%	$66,256	$14,534	356%

The increase in interest expense can be attributed to the fact that we have continued to increase our borrowings under our Credit Agreement, and we issued $225.0 million of 10.000% Senior Notes in February 2022 and $225.0 million and $25.0 million of 10.625% Senior Notes in November and December 2022, respectively, and additional interest of $8.3 million on the 10.625% Senior Notes in June 2023 related to not achieving an increased rating and increased amortization of discounts and debt issuance costs related to these new issuances.

Derivative loss, net.

	Three Months Ended June 30,			Six Months Ended June 30,
	2023	2022	% Change	2023	2022	% Change
Noncash derivative gain (loss), net	$703	$25,191	(97)%	$6,017	$(16,442)	(137)%
Cash payments on settled derivative instruments, net	(5,066)	(37,082)	(86)%	(7,260)	(61,843)	(88)%
Derivative loss, net	$(4,363)	$(11,891)	(63)%	$(1,243)	$(78,285)	(98)%

The Company primarily utilizes commodity swap contracts and deferred premium put option contracts to (i) reduce the effect of price volatility on the commodities the Company produces and sells or consumes, (ii) support the Company’s annual capital budget and expenditure plans and (iii) reduce commodity price risk associated with certain capital projects. The Company’s Credit Agreement and the indentures governing the Company’s 10.000% Senior Notes and 10.625% Senior Notes require the Company to hedge certain quantities of its projected crude oil production, in the case of the Credit Agreement, if its ratio of debt to EBITDAX is greater than a certain threshold, provided that, pursuant to the Ninth Amendment, the Company is required to hedge certain quantities of its projected crude oil production through and including December 2023 without reference to its ratio of debt to EBITDAX. The Company may also, from time to time, utilize interest rate contracts to reduce the effect of interest rate volatility on the Company’s indebtedness. The above mark-to-market gain (loss) and cash settlements relate to crude oil derivative swap contracts and the newly entered into deferred premium put option contracts which began settling during the second quarter of 2023.

Other expense.

	Three Months Ended June 30,			Six Months Ended June 30,
	2023	2022	% Change	2023	2022	% Change
Water treatment contract buyout	$6,516	$—	100%	$6,516	$—	100%
Other	986	—	100%	986	—	100%
	$7,502	$—	100%	$7,502	$—	100%

The Company paid $6.5 million during the second quarter of 2023 to buyout and terminate a water treatment contract with a former outside board member.  Other costs of $986,000 relate primarily to repairs on production facilities that were damaged in a fire that shut in a significant amount of production for a short time.

Income tax expense.

	Three Months Ended June 30,			Six Months Ended June 30,
	2023	2022	% Change	2023	2022	% Change
Income tax expense	$9,644	$24,072	(60%)	$24,151	$23,760	2%
Effective income tax rate	23.3%	23.7%	(2%)	22.7%	28.0%	(19%)

The change in income tax expense during the three and six months ended June 30, 2023, compared with the same periods in 2022, was due to the Company realizing decreased net income during the three and six months ended June 30, 2023 compared to the same periods in 2022.  The effective income tax rate differs from the statutory rate primarily due to a revision in the deferred tax asset related to certain stock-based compensation and permanent differences between GAAP income and taxable income during the six months ended June 30, 2022. See Note 13 of Notes to Consolidated Financial Statements included in "Item 1. Condensed Consolidated Financial Statements (Unaudited)" for additional information.

Liquidity and Capital Resources

Liquidity. The Company’s primary sources of short-term liquidity are (i) cash and cash equivalents, (ii) net cash provided by operating activities, (iii) unused borrowing capacity under the Credit Agreement, (iv) on an opportunistic basis, other issuances of debt or equity securities and (v) sales of nonstrategic assets.

The Company’s short-term and long-term liquidity requirements consist primarily of (i) capital expenditures, (ii) near-term debt maturities, including our 10.000% Senior Notes due February 2024, Credit Agreement due June 2024 and 10.625% Senior Notes due November 2024, (iii) payments of other contractual obligations, (iv) acquisitions of crude oil and natural gas properties and (v) working capital obligations. Funding for these cash needs may be provided by any combination of the Company’s sources of liquidity.

We are currently evaluating multiple prospective Supplemental Financing alternatives. Failure to redeem or refinance the 10.000% Senior Notes due February 2024 on or before September 1, 2023 or such later date as agreed to in writing by the Majority Lenders in their reasonable discretion, allocate a portion of our cash flow that will retire such 10.000% Senior Notes on or before November 30, 2023 or amend the terms of such 10.000% Senior Notes to extend the scheduled repayment thereof to no earlier than February 15, 2025 will result in an event of default under our Credit Agreement and an acceleration of the repayment of all amounts outstanding thereunder. We may not be successful in refinancing, repaying or extending the maturity of the 10.000% Senior Notes or allocating a portion of our cash flow satisfactory to the Administrative Agent and the Majority Lenders to retire the 10.000% Senior Notes by November 30, 2023, by September 1, 2023 or such later date as agreed to in writing by the Majority Lenders in their reasonable discretion and in the future we may not be able to obtain additional postponements or waivers under, or amendments of, the Credit Agreement, of the types described above or otherwise. Any such refinancing may not be obtainable on terms favorable to us. Further, any inability to satisfy our obligations under the Credit Agreement, including the 10.000% Senior Notes Obligation, could lead to the acceleration of amounts due thereunder by our credit facility lenders, which would cause a cross default and acceleration of amounts due under our Existing Notes. For additional information, see “Part II, Item 1A. Risk Factors—Any Supplemental Financing may not be successful or obtained on terms favorable to us. If we are unable to redeem, refinance or extend our 10.000% Senior Notes, or allocate a portion of our cash flow satisfactory to the Administrative Agent and the Majority Lenders that will retire the 10.000% Senior Notes by November 30, 2023 by September 1, 2023 or such later date as agreed to in writing by the Majority Lenders in their reasonable discretion, we may default under our Credit Agreement and the lenders may accelerate amounts due thereunder, which would cause a cross default and acceleration of amounts due under our Existing Notes and may cause us to take certain actions with respect to our operations or seek bankruptcy protection.”

2023 capital budget. In March 2023, the Company determined to reduce its previously reported capital budget for 2023 in connection with its transition from a six-rig drilling program to a two-rig drilling program. The Company currently expects total capital expenditures for 2023 to be in the range of approximately $900.0 to $975.0 million for drilling, completion, facilities and equipping crude oil wells plus $50 to $60 million for field infrastructure buildout and other costs. The 2023 reduced capital budget excludes acquisitions, asset retirement obligations, geological and geophysical general and administrative expenses and corporate facilities. HighPeak Energy expects to fund its forecasted capital expenditures with cash on its consolidated balance sheet, cash generated by operations, through borrowings under the Credit Agreement and potential future debt or equity offerings. The Company’s capital expenditures for the six months ended June 30, 2023 were $678.7 million, excluding acquisitions.

However, there are many factors and consequences beyond the Company’s control impacting our capital budget, such as policies of the Biden Administration, economic downturn or potential recession, geo-political risks and additional actions by businesses, OPEC and other cooperating countries, and governments in response to the COVID-19 pandemic, that may have an impact on the Company’s future results and drilling plans. For additional information on the risks, see “Part I, Item 1A. Risk Factors” in the Company’s Annual Report. In addition, as noted above, the Company’s ability to consummate a capital markets financing transaction to fund our capital budget or the repayment of our current debt on commercially attractive terms or at all is subject to volatile market conditions and other factors.  In the event such financing is accordingly unable to be completed on commercially attractive terms or at all, the Company may be required to allocate a portion of its cash flow from operations for the repayment of its 10.000% Senior Notes when they mature in February of 2024 and 10.625% Senior Notes when they mature in November of 2024.  Further, we intend to monitor conditions in the equity and debt capital markets and may determine to issue common stock or long-term debt securities, including potentially in the near-term, to repay our 10.000% Senior Notes and/or our 10.625% Senior Notes and for general corporate purposes. Given the dynamic nature of this situation, the Company is maintaining flexibility in its capital plan and will continue to evaluate drilling and completion activity on an economic basis, with future activity levels assessed monthly.

Capital resources. Cash flows from operating, investing and financing activities are summarized below (in thousands).

	Six Months Ended June 30,
	2023	2022	Change	% Change
Net cash provided by operating activities	$363,676	$148,186	$215,490	145%
Net cash used in investing activities	$(612,521)	$(549,145)	$(63,376)	(12%)
Net cash provided by financing activities	$248,606	$388,507	$(139,901)	(36%)

Operating activities. The increase in net cash flow provided by operating activities for the six months ended June 30, 2023, compared with 2022, was primarily related to higher revenues associated with increased production volumes as a result of our successful horizontal drilling program and an increase in accounts payables, accrued liabilities and other current liabilities, partially offset by decreased realized prices.

Investing activities. The increase in net cash used in investing activities for the six months ended June 30, 2023, compared with 2022, was primarily due to increases in additions to crude oil and natural gas properties compared with the six months ended June 30, 2022, when the Company had more drilling rigs and frac crews running compared with the prior year period, partially offset by a significant decrease in cash crude oil and natural gas property acquisition costs.

Financing activities. The Company's significant financing activities are as follows:

•

Six months ended June 30, 2023: The Company borrowed $255.0 million on the Credit Agreement and received $1.7 million and $148,000 in proceeds from the exercise of warrants and stock options, respectively, partially offset by the payment of dividends and dividend equivalents of $5.6 million and $569,000, respectively, the payment of $1.4 million in debt issuance costs primarily related to amendments to the Credit Agreement and debt refinance activities that are ongoing and the payment of $748,000 related to stock offering costs that was completed in July 2023.

•

Six months ended June 30, 2022: The Company received $210.2 million in net proceeds from the issuance of the 10.000% Senior Notes, borrowed a net $185.0 million on the Credit Agreement and received $7.8 million from the exercise of warrants and $120,000 from the exercise of stock options. These cash inflows were partially offset by the Company incurring $9.1 million of debt issuance costs primarily related to the 10.000% Senior Notes and $5.4 million in dividends and dividend equivalent payments.

Interest Rate Risk.  We are exposed to market risk due to the floating interest rate associated with any outstanding balance on the Credit Agreement. As of June 30, 2023, we had a $525.0 million outstanding balance on the Credit Agreement. Our Credit Agreement allows us to fix the interest rate for all or a portion of the principal balance of the Credit Agreement for a period up to three months. To the extent that the interest rate is fixed, interest rate changes will affect the Credit Agreement’s fair value but will not impact results of operations or cash flows. Conversely, for the portion of the Credit Agreement that has a floating interest rate, interest rate changes will not affect the fair value but will impact future results of operations and cash flows. Changes in interest rates do not impact the amount of interest we pay on our fixed-rate 10.000% Senior Notes and 10.625% Senior Notes but can impact their fair values.

Commodity Price Risk.  The prices we receive for our crude oil, NGL and natural gas production directly impact our revenue, profitability, access to capital, and future rate of growth. Crude oil, NGL and natural gas prices are subject to unpredictable fluctuations resulting from a variety of factors, including changes in supply and demand and the macroeconomic environment, and seasonal anomalies, all of which are typically beyond our control. The markets for crude oil, NGL and natural gas have been volatile, especially over the last several years. Commodity prices have improved from historic lows in 2020 resulting from the impacts of the COVID-19 pandemic. However, future case surges, outbreaks, COVID-19 virus variants, the potential that current vaccines may be less effective or ineffective against future COVID-19 virus variants, and the risk that large groups of the population may not receive vaccinations against COVID-19, could have further negative impacts on prices. Additionally, commodity prices are subject to heightened levels of uncertainty related to geopolitical issues such as the ongoing armed conflict between Russia and Ukraine and recent production cut announcements from OPEC. The realized prices we receive for our production also depend on numerous factors that are typically beyond our control. Based on our sales volumes during the six months ended June 30, 2023 and excluding the effects on derivatives, a $1.00 per barrel increase (decrease) in the weighted average crude oil price for the six months ended June 30, 2023 would have increased (decreased) the Company’s revenues by approximately $12.5 million on an annualized basis and a $0.10 per Mcf increase (decrease) in the weighted average natural gas price for the six months ended June 30, 2023 would have increased (decreased) the Company’s revenues by approximately $595,000 on an annualized basis.

We enter into commodity derivative contracts to reduce the risk of fluctuations in commodity prices. The fair value of our commodity derivative contracts is largely determined by estimates of the forward curves of the relevant price indices. As of June 30, 2023, a $1.00 increase (decrease) in the forward curves associated with our crude oil commodity derivative instruments would have decreased (increased) our net derivative positions for these products by approximately $886,000.

Contractual obligations. The Company's contractual obligations include leases (primarily related to contracted drilling rigs, equipment and office facilities), capital funding obligations, volume commitments, aid-in-construction obligations and other liabilities. Other joint owners in the properties operated by the Company could incur portions of the costs represented by these commitments.

Non-GAAP Financial Measures

EBITDAX represents net income before interest expense, interest and other income, income taxes, depletion, depreciation, and amortization, accretion of discount on asset retirement obligations, exploration and abandonment expense, non-cash stock-based compensation expense, noncash derivative gains and losses, other expense, gains and losses on divestitures and certain other items. EBITDAX excludes certain items we believe affect the comparability of operating results and can exclude items that are generally non-recurring in nature or whose timing and/or amount cannot be reasonably estimated. EBITDAX is a non-GAAP measure that we believe provides useful additional information to investors and analysts, as a performance measure, for analysis of our ability to internally generate funds for exploration, development, acquisitions, and to service debt. We are also subject to financial covenants under our Credit Agreement based on EBITDAX ratios and debt covenants under the indentures governing the 10.000% Senior Notes and 10.625% Senior Notes based on consolidated leverage indebtedness to forward EBITDAX ratios as further described in Note 7 of Notes to Consolidated Financial Statements included in “Item 1. Condensed Consolidated Financial Statements (Unaudited).”  In addition, EBITDAX is widely used by professional research analysts and others in the valuation, comparison, and investment recommendations of companies in the crude oil and natural gas exploration and production industry, and many investors use the published research of industry research analysts in making investment decisions. EBITDAX should not be considered in isolation or as a substitute for net income, income from operations, net cash provided by operating activities, or other profitability or liquidity measures prepared under GAAP. Because EBITDAX excludes some, but not all items that affect net income and may vary among companies, the EBITDAX amounts presented may not be comparable to similar metrics of other companies.  The Credit Agreement provides a material source of liquidity for us.  Under the terms of our Credit Agreement, the 10.000% Senior Notes and the 10.625% Senior Notes, if we fail to comply with the covenants that establish a maximum permitted ratio of total debt, as defined in the Credit Agreement, to EBITDAX, we would be in default, an event that would prevent us from borrowing under the Credit Agreement and would therefore materially limit a significant source of our liquidity.  In addition, if we are in default under the Credit Agreement and are unable to obtain a waiver of that default from our lenders, lenders under that facility and under the indentures governing each series of our outstanding 10.000% Senior Notes and 10.625% Senior Notes, would be entitled to exercise all of their remedies for default.

The following table provides a reconciliation of our net income (GAAP) to EBITDAX (non-GAAP) for the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net income	$31,826	$77,561	$82,083	$61,051
Interest expense	39,284	9,282	66,256	14,534
Interest and other income	(163)	(2)	(193)	(252)
Income tax expense	9,644	24,072	24,151	23,760
Depletion, depreciation and amortization	93,011	34,883	174,142	51,907
Accretion of discount	120	66	238	120
Exploration and abandonment expense	480	184	2,644	393
Stock based compensation	3,984	14,579	8,038	18,555
Derivative related noncash activity	(703)	(25,191)	(6,017)	16,442
Other expense	7,502	—	7,502	—
EBITDAX	$184,985	$135,434	$358,844	$186,510

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

In management’s opinion, the more significant reporting areas impacted by management’s judgments and estimates are the choice of accounting method for crude oil and natural gas activities, crude oil, NGL and natural gas reserve estimation, asset retirement obligations, impairment of long-lived assets, valuation of stock-based compensation, valuation of business combinations, accounting and valuation of nonmonetary transactions, litigation and environmental contingencies, valuation of financial derivative instruments, uncertain tax positions and income taxes.

Management’s judgments and estimates in all the areas listed above are based on information available from both internal and external sources, including engineers, geologists and historical experience in similar matters. Actual results could differ from the estimates as additional information becomes known.

There have been no material changes in our critical accounting policies and procedures during the three months ended June 30, 2023. See our disclosure of critical accounting policies in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 8. Financial Statements and Supplementary Data” of our Annual Report.

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

During the period from January 1, 2018 through June 30, 2023, the calendar month average NYMEX WTI crude oil price per Bbl ranged from a low of $16.70 to a high of $114.34, and the last trading day NYMEX natural gas price per MMBtu ranged from a low of $1.50 to a high of $9.35. A $1.00 per barrel increase (decrease) in the weighted average crude oil price for the six months ended June 30, 2021 would have increased (decreased) the Company’s revenues by approximately $12.5 million on an annualized basis, excluding the effects of derivatives, and a $0.10 per Mcf increase (decrease) in the weighted average natural gas price for the six months ended June 30, 2023 would have increased (decreased) the Company’s revenues by approximately $595,000 on an annualized basis, excluding the effects of derivatives.

Due to this volatility, the Company uses commodity derivative instruments, such as swaps, puts and collars, to hedge price risk associated with a portion of anticipated production. These hedging instruments allow the Company to reduce, but not eliminate, the potential effects of the variability in cash flow from operations due to fluctuations in crude oil and natural gas prices, provide increased certainty of cash flows for its drilling program and protect the Credit Agreement borrowing base. These instruments provide only partial price protection against declines in crude oil and natural gas prices and may partially limit the Company’s potential gains from future increases in prices. The Company enters into hedging arrangements to protect its capital expenditure budget and to protect its Credit Agreement borrowing base. The Company’s Credit Agreement and the indentures governing the Company’s 10.000% Senior Notes and 10.625% Senior Notes require the Company to hedge certain quantities of its projected crude oil production, in the case of the Credit Agreement, if its ratio of debt to EBITDAX is greater than a certain ratio, provided that, pursuant to the Ninth Amendment, the Company is required to hedge certain quantities of its projected crude oil production through and including December 2023. The Company does not enter into any commodity derivative instruments, including derivatives, for speculative or trading purposes.

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

The average forward prices based on June 30, 2023 market quotes were as follows:

	Remainder of 2023	Year Ending December 31, 2024
Average forward NYMEX crude oil price per Bbl	$70.41	$68.51
Average forward NYMEX natural gas price per MMBtu	$3.05	$3.52

The average forward prices based on August 3, 2023 market quotes were as follows:

	Remainder of 2023	Year Ending December 31, 2024
Average forward NYMEX crude oil price per Bbl	$79.94	$76.53
Average forward NYMEX natural gas price per MMBtu	$2.95	$3.44

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

Interest Rate Risk. As of June 30, 2023, we had $525.0 million outstanding under the Credit Agreement and $47.6 million of available borrowing capacity. The Company is subject to interest rate risk on its variable rate debt from our Credit Agreement. The Company also has fixed rate debt but does not currently utilize derivative instruments to manage the economic effect of changes in interest rates. The impact of a 1% increase in interest rates on our outstanding debt as of June 30, 2023 would have resulted in an annual increase in interest expense of approximately $5.3 million.

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

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the three months ended June 30, 2023 that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

Any Supplemental Financing may not be successful or obtained on terms favorable to us. If we are unable to redeem, refinance or extend our 10.000% Senior Notes or allocate a portion of our cash flow satisfactory to the Administrative Agent and Majority Lenders that will retire the 10.000 Senior Notes on or before November 30, 2023 by September 1, 2023 or such later date as agreed to in writing by the Majority Lenders in their reasonable discretion, we may default under our Credit Agreement and the lenders may accelerate amounts due thereunder, which would cause a cross default and acceleration of amounts due under our Existing Notes and may cause us to take certain actions with respect to our operations or seek bankruptcy protection.

Pursuant to the Ninth Amendment to the Credit Agreement and the accompanying 10.000% Senior Notes Obligation Postponement, we are required, on or before September 1, 2023 or such later date as agreed to in writing by the Majority Lenders in their reasonable discretion, to redeem or refinance the 10.000% Senior Notes, allocate a portion of our cash flow satisfactory to the Administrative Agent and the Majority Lenders that will retire the 10.000% Senior Notes on or before November 30, 2023 or amend the terms of the 10.000% Senior Notes to extend the scheduled repayment thereof to no earlier than February 15, 2025. Failure to meet this 10.000% Senior Notes Obligation will result in an event of default under the Credit Agreement and an acceleration of the repayment of all amounts outstanding thereunder. Further, the Credit Agreement also contains a “springing” maturity provision that will cause the Credit Agreement to mature on October 1, 2023 if the 10.000% Senior Notes are not redeemed or refinanced by that date or the terms of the 10.000% Senior Notes have not been amended to extend the scheduled repayment thereof to no earlier than October 1, 2024. We may not be able to obtain accommodations or waivers from our Credit Agreement lenders in such circumstances.

We are exploring various Supplemental Financing alternatives to either redeem or refinance, or extend the scheduled repayment of, the 10.000% Senior Notes as contemplated by our Credit Agreement provisions, however, any Supplemental Financing may not be successfully completed by September 1, 2023 or such later date as agreed to in writing by the Majority Lenders in their reasonable discretion on terms commercially attractive to us or at all. If the proceeds from any Supplemental Financing (if any) are insufficient to repay the 10.000% Senior Notes in full, our remaining sources of liquidity would be additional borrowings under our Credit Agreement, assuming we are not in default under the Credit Agreement, and cash flow from operations.

If, due to failure to comply with the 10.000% Senior Notes Obligation or otherwise, we default under our Credit Agreement, it could result in the acceleration of all amounts outstanding thereunder. If the lenders under the Credit Agreement were to accelerate the indebtedness thereunder as a result of any such default(s), such acceleration would cause a cross-default or cross-acceleration of all of our other outstanding indebtedness, including our Existing Notes. Such a cross-default or cross-acceleration could have a wider impact on our liquidity than might otherwise arise from a default or acceleration of only the Credit Agreement. If an event of default occurs, or if other debt agreements cross-default, and the lenders under the affected debt agreements accelerate the maturity of any loans or other debt outstanding, we will not have sufficient liquidity to repay all of our outstanding indebtedness. As a result, it may become necessary for us to take certain actions with respect to our operations, including, but not limited to, the sale of portions of our assets, further reductions in our drilling program or similar actions aimed to direct our cash flow towards the repayment of our indebtedness, or we ultimately may seek bankruptcy protection to continue our efforts to restructure our business and capital structure. Such actions could reduce the value of our equityholders’ investment in us and place equityholders at significant risk of losing all or a portion of their interests in us.

We have significant outstanding indebtedness and other contractual payment obligations. Even if we comply with (or obtain a further waiver or extension of) the 10.000% Senior Notes Obligation, we may thereafter have insufficient cash to pay, when due, the principal of, interest on or other amounts due in respect of our indebtedness or such other obligations or to otherwise comply with the terms of the agreements governing such indebtedness or other obligations, and may be forced to take other actions to satisfy such obligations, which may not be successful.

As of June 30, 2023, we had $1.0 billion of total indebtedness, including $225.0 million outstanding of our 10.000% Senior Notes, $250.0 million outstanding of our 10.625% Senior Notes and $527.4 million of indebtedness outstanding under our Credit Agreement including letters of credit outstanding of $2.4 million. The entirety of our $1.0 billion of total indebtedness is maturing in 2024, and all of such indebtedness is governed by agreements that contain restrictive covenants and other provisions with which we must comply on an ongoing basis. In addition, as of June 30, 2023, we had aggregate accounts payable of approximately $215.8 million, approximately $121.3 million of which is either currently due or past due. We paid our current accounts payable with the approximately $80.6 million of crude oil sale proceeds we received on July 20, 2023 and a portion of the proceeds of the public stock offering that was completed on July 21, 2023 that netted proceeds to the Company of $151.2 million. Even if we are successful in extending or refinancing the Existing Notes and obtaining any Supplemental Financing, we may thereafter have insufficient cash to pay, when due, the principal of, interest on or other amounts due in respect of our indebtedness and other contractual obligations. Further, any Supplemental Financing or future amendment to our existing Credit Agreement may include more restrictive covenants than currently exist, which may hamper our ability to issue dividends, participate in stock-buybacks, or enter into certain other transactions.

In addition, our Credit Agreement requires us to comply on an ongoing basis with certain covenant requirements. For example, the Credit Agreement requires the maintenance of a current ratio of at least 1.00 to 1.00 as of the last day of any fiscal quarter. We were not in compliance with such requirement as of either March 31, 2023 or June 30, 2023; however, in each case we were able to obtain waivers of such defaults from the Administrative Agent. We may not be able to obtain any such waivers in the future. In particular, we expect that the Administrative Agent and lenders under the Credit Agreement will be less likely to accommodate or waive any such defaults in circumstances where our liquidity position is unfavorable.

Our 10.000% Senior Notes and Credit Agreement are classified as current debt on our balance sheet in accordance with GAAP. Our 10.625% Senior Notes then outstanding will be reclassified as current debt in November 2023.

The 10.000% Senior Notes and credit facility mature in full within one year and as a result are now classified as current debt. Furthermore, beginning in November 2023, our 10.625% Senior Notes will also be classified as current debt. The failure to repay the Existing Notes and credit facility promptly following any such reclassification to current debt could result in going concern qualification with respect to our financial statements.

Our results of operations and cash flows vary significantly from year to year due to the cyclical nature of the crude oil and natural gas industry.

We expect our results of operations and cash flows to vary significantly from year to year due to the cyclical nature of the crude oil and natural gas industry. As a result, the amount of debt that we can manage in some periods may not be appropriate for us in other periods. In addition, our future cash flows may be insufficient to meet our debt obligations and commitments, including the Existing Notes. Any insufficiency could negatively impact our business. A range of economic, competitive, business and industry factors will affect our future financial performance, and as a result, our ability to generate cash flows from operations and to pay our debt, including the Existing Notes. Many of these factors, such as crude oil, NGL and natural gas prices, regulatory factors, economic and financial conditions in our industry and the global economy or competitive initiatives of our competitors, are beyond our control. If we do not generate sufficient cash flows from operations to satisfy our debt obligations, we may have to undertake alternative financing plans, such as:

●	refinancing or restructuring our debt;
●	selling assets;
●	reducing or delaying capital investments; or
●	seeking to raise additional capital.

However, any alternative financing plans that we undertake, including any Supplemental Financing, may not allow us to meet our debt obligations. Any refinancing or debt restructuring may not be possible, any assets may not be sold or, if sold, the timing of the sales and the amount of proceeds realized from those sales may not be favorable to us or additional financing may not be obtained on acceptable terms. Our inability to generate sufficient cash flows to satisfy our debt obligations, including our obligations under the Existing Notes, or to obtain Supplemental Financing, could materially and adversely affect our business, financial condition, results of operations and prospects.

Our ability to restructure or refinance our indebtedness will depend on the condition of the capital markets and our financial condition at such time. Any refinancing of our indebtedness could be at higher interest rates and could require us to comply with more onerous covenants, which could further restrict our business operations. The terms of existing or future debt instruments, including the indentures governing the Existing Notes and the terms of any instruments governing any Supplemental Financing, may restrict us from adopting some of these alternatives. In addition, any failure to make payments of interest or principal on our outstanding indebtedness on a timely basis would likely result in a reduction of our credit rating, which could harm our ability to incur additional indebtedness. In the absence of sufficient cash flows and capital resources, we could face substantial liquidity problems and might be required to dispose of material assets or operations to meet our debt service and other obligations. We may not be able to refinance our indebtedness, sell assets or issue equity, or borrow more funds on terms acceptable to us, if at all.

In addition, if we fail to comply with the covenants or other terms of our Credit Agreement, including the 10.000% Senior Notes Obligation, our lenders will have the right to accelerate the maturity of that debt and foreclose upon the collateral, if any, securing that debt. Realization of any of these factors could adversely affect our financial condition.

If we are unable to spend the capital necessary to develop our proved undeveloped reserves, or if we are not otherwise able to successfully develop these reserves, we will be required to remove the associated volumes from our reported proved reserves, which could adversely affect our results of operations.

At December 31, 2022, approximately 50.2% of our total estimated proved reserves were undeveloped and may not be ultimately developed or produced. Recovery of undeveloped reserves requires significant capital expenditures and successful drilling operations. Our reserve estimates assume we can and will make these expenditures and conduct these operations successfully. These assumptions, however, may not prove to be accurate. Our reserve report at December 31, 2022 includes estimates of total future development costs over the next five years associated with our proved undeveloped reserves of approximately $934.3 million. Due to our limited current liquidity position, however, we may not be able to make such capital expenditures as previously contemplated. Even if we do have sufficient liquidity to make such payments, the terms of the agreements governing our indebtedness (including any Supplemental Financing and potential amendments to our Credit Agreement) may restrict us from using such liquidity for purposes of drilling and completion capital expenditures. If we are unable to spend the capital necessary to develop our proved undeveloped reserves, we will be required to remove the associated volumes from our reported proved reserves. In addition, under the SEC’s reserve rules, because proved undeveloped reserves may be booked only if they relate to wells scheduled to be drilled within five years of the date of booking, we may be required to remove any proved undeveloped reserves not developed within this five-year time frame.

Beginning in the fourth quarter of 2024, we may not have any hedge contracts in place for sales of our crude oil or natural gas. The absence of commodity hedging of our anticipated production may limit higher revenues in the future and may result in significant fluctuations in our net income.

Historically we have entered into hedging transactions of our oil and natural gas production revenues to reduce our exposure to fluctuations in the price of oil and natural gas. Beginning in the fourth quarter of 2024, we may not have any hedge contracts in place for our projected production of oil and natural gas. As a result, we will have greater exposure to the adverse effects of commodity price volatility, including reductions in cash flows from operations. By choosing not to engage in derivative transactions in the future, we may be more adversely affected than our competitors who engage in derivative transactions.

ITEM 5.     OTHER INFORMATION

During the three months ended June 30, 2023, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

HIGHPEAK ENERGY, INC.

ITEM 6.     EXHIBITS

Exhibit
Number	Description

3.1

Second Amended & Restated Certificate of Incorporation of HighPeak Energy, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-39464) filed with the SEC on June 2, 2023).

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

10.1

Ninth Amendment to Credit Agreement, dated as of July 12, 2023, among HighPeak Energy, Inc., as Borrower, Wells Fargo Bank, National Association, as the administrative agent, the guarantors party thereto and the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-39464) filed with the SEC on July 18, 2023).

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

HIGHPEAK ENERGY, INC.

August 7, 2023	By:	/s/ Steven Tholen
Steven Tholen
Chief Financial Officer

August 7, 2023	By:	/s/ Keith Forbes
Keith Forbes
Vice President and Chief Accounting Officer