Form 10-K
period 2023-12-31
HighPeak Energy, Inc.
filed 2024-03-06
CIK 1792849

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to

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

As of June 30, 2023, the aggregate market value of the common stock of the Registrant held by non-affiliates was $244,881,644 based on the closing price as reported on the Nasdaq Global Market of $10.88.

Number of shares of common stock outstanding as of February 29, 2024 – 128,420,923.

DOCUMENTS INCORPORATED BY REFERENCE:

(1)

Portions of the Definitive Proxy Statement for the Company’s Annual Meeting of Stockholders to be held in June 2024, which will be filed with the U.S. Securities and Exchange Commission within 120 days of December 31, 2023, are incorporated into Part III of this Annual Report on Form 10-K.

HIGHPEAK ENERGY, INC.

HIGHPEAK ENERGY, INC.

Definitions of Certain Terms and Conventions Used Herein

Within this Annual Report on Form 10-K (this “Annual Report”), the following terms and conventions have specific meanings:

•

“10.000% Senior Notes” means the $225.0 million aggregate principal amount of our 10.000% Senior Notes due 2024, which were issued pursuant to an indenture in February 2022 and repaid in full in September 2023.

•

“10.625% Senior Notes” means the $250.0 million aggregate principal amount of our 10.625% Senior Notes due 2024, $225.0 million of which were issued pursuant to an indenture in November 2022 and $25.0 million of which were issued pursuant to an indenture in December 2022 and repaid in full in September 2023.

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

•

“Collateral Agency Agreement” means the Company’s Collateral Agency Agreement, dated as of September 12, 2023, by and among HighPeak Energy, Inc., Texas Capital Bank, as collateral agent, Chambers Energy Management, LP, as term representative, Mercuria Energy Trading SA, as first-out representative prior to giving effect to that certain Collateral Agency Joinder – Additional First-Out Debt, dated as of November 1, 2023, and Fifth Third Bank, National Association as first-out representative after giving effect to that certain Collateral Agency Joinder – Additional First-Out Debt, dated as of November 1, 2023.

•	“common stock” or “HighPeak Energy common stock” means the Company’s common stock, par value $0.0001 per share.
•

“Completion” The process of treating a drilled well followed by the installation of permanent equipment for the production of crude oil and natural gas, or in the case of a dry hole, the reporting of abandonment to the appropriate agency.

•	“Credit Agreement” means the Term Loan Credit Agreement and the Senior Credit Facility Agreement.
•	“DD&A” means depletion, depreciation and amortization.
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

•	“Formation” A layer of rock which has distinct characteristics that differs from nearby rocks.
•	“GAAP” means accounting principles generally accepted in the United States of America.
•	“Gross wells” means the total wells in which a working interest is owned.
•	“Held by production” Acreage covered by a mineral lease that perpetuates a company’s right to operate a property as long as the property produces a minimum paying quantity of crude oil or natural gas.
•	“HH” means Henry Hub, a distribution hub in Louisiana that serves as the delivery location for natural gas futures contracts on the NYMEX.

•	“HighPeak Energy” or the “Company” means HighPeak Energy, Inc. and its subsidiaries.
•	“HighPeak I” means HighPeak Energy, LP, a Delaware limited partnership.
•	“HighPeak II” means HighPeak Energy II, LP, a Delaware limited partnership.
•	“Horizontal drilling” A drilling technique used in certain formations where a well is drilled vertically to a certain depth and then drilled at a right angle within a specified interval.
•	“HighPeak Contributors” means HighPeak I, HighPeak II and HPK GP.
•	“HPK GP” means HighPeak Energy, LLC, a Delaware limited liability company.
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
•

“Principal Stockholder Group” means HighPeak Pure Acquisition, LLC, a Delaware limited liability company, and wholly owned subsidiary of HighPeak I, the HPK Contributors and Jack Hightower and each of their respective affiliates and certain permitted transferees, collectively.

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

•

“Term Loan Credit Agreement” means the Company’s Credit Agreement, dated as of September 12, 2023, by and between HighPeak Energy, Inc., as Borrower, Texas Capital Bank, as administrative agent, Chambers Energy Management, LP, as collateral agent, and the lenders from time-to-time party thereto.

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

Cautionary Statement Concerning Forward-Looking Statements

This Annual Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical facts included or incorporated by reference in this Annual Report, including, without limitation, statements regarding the Company’s future financial position, business strategy, budgets, projected revenues, projected costs, and plans and objectives of management for future operations, are forward-looking statements. Such forward-looking statements are based on the beliefs of management, as well as assumptions made by, and information currently available to, the Company’s management. In addition, forward-looking statements generally can be identified by the use of forward-looking terminology such as “believes,” “plans,” “expects,” “anticipates,” “forecasts,” “intends,” “continue,” “may,” “will,” “could,” “should,” “future,” “potential,” “estimate” or the negative of such terms and similar expressions as they relate to the Company are intended to identify forward-looking statements, which are generally not historical in nature. The forward-looking statements are based on the Company’s current expectations, assumptions, estimates and projections about the Company and the industry in which the Company operates. Although the Company believes that the expectations and assumptions reflected in the forward-looking statements are reasonable as and when made, they involve risks and uncertainties that are difficult to predict and, in many cases, beyond the Company’s control. In addition, the Company may be subject to currently unforeseen risks that may have a materially adverse effect on it. Accordingly, no assurances can be given that the actual events and results will not be materially different from the anticipated results described in the forward-looking statements. Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date hereof. The Company undertakes no duty to publicly update these statements except as required by law. Important factors that could cause actual results to differ materially from the Company’s expectations include, but are not limited to, the Company’s assumptions about:

●	our ability to refinance or pay, when due, the principal of, interest or other amounts due in respect of our indebtedness;
●	our liquidity, cash flow and access to capital;
●	the supply and demand for and market prices of crude oil, NGL, natural gas and other products or services, and the associated impact of our hedging policies relating thereto;
●	capital expenditures and other contractual obligations, including our obligations under the Term Loan Credit Agreement and Senior Credit Facility Agreement;
●	the results of our ongoing strategic alternatives review process;
●	political instability or armed conflict in crude oil or natural gas producing regions, such as the ongoing war between Russia and Ukraine and the Israel-Hamas conflict;
●	volatility in the political, legal and regulatory environments ahead of the upcoming U.S. presidential election;
●	the integration of acquisitions;
●	the availability of capital resources;
●	production and reserve levels;
●	drilling and completion risks;
●	inflation rates and the impacts of associated monetary policy responses, including increased interest rates and resulting pressures on economic growth;
●	economic and competitive conditions;
●	the impacts of revising our drilling plan during the year transitioning to an increased or decreased rig count from time to time;
●	weather conditions;
●

epidemics or pandemics, including the effects of related public health concerns and the impact of continued actions taken by governmental authorities and other third parties in response to pandemics and their impact on commodity prices, supply and demand considerations, and storage capacity;

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

●	our ability to predict and manage the effects of actions of OPEC and agreements to set and maintain production levels, including as a result of recent production cuts by OPEC;
●	cyber-attacks;
●	occurrence of property acquisitions or divestitures;
●	the securities or capital markets and our ability to access such markets on attractive terms or at all, and related risks such as general credit, liquidity, market and interest-rate risks; and
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

HIGHPEAK ENERGY, INC.

PART I

ITEMS 1 AND 2. BUSINESS AND PROPERTIES

Overview

HighPeak Energy, Inc., a Delaware corporation formed on October 29, 2019, is an independent crude oil and natural gas exploration and production company that explores for, develops and produces crude oil, NGL and natural gas in the Permian Basin in West Texas, more specifically, the Midland Basin primarily in Howard and Borden Counties, Texas, and to a lesser extent Scurry and Mitchell Counties, which lie within the northeastern part of the crude oil-rich Midland Basin. Our acreage is composed of two core areas, Flat Top primarily in the northern portion of Howard County extending into southern Borden County, southwest Scurry County and northwest Mitchell County and Signal Peak in the southern portion of Howard County.

HighPeak Energy focuses on the Midland Basin and specifically the Howard and Borden Counties area of the Midland Basin. Over the last eight decades the Howard and Borden Counties area of the Midland Basin was partially developed with vertical wells using conventional methods, and during the last decade has experienced significant redevelopment activity in the Lower Spraberry and Wolfcamp A formations utilizing modern horizontal drilling technology, with some operators having additional success developing the Middle Spraberry, Jo Mill, Wolfcamp B and Wolfcamp D formations, through the use of modern, high-intensity hydraulic fracturing techniques, decreased frac spacing, increased proppant usage and increased lateral lengths. Our interpretation of available IHS Markit data as well as our own drilling and completion results show that Howard and Borden Counties have a high crude oil mix percentage.

The Company’s assets include certain rights, title and interests in crude oil and natural gas assets located primarily in Howard and Borden Counties, Texas, and to a lesser extent, Scurry and Mitchell Counties, Texas. As of December 31, 2023, the Company’s assets consisted of two generally contiguous leasehold positions of approximately 143,187 gross (131,636 net) acres covering various subsurface depths, approximately 64% of which were held by production, with an average working interest of approximately 92%. We operate approximately 98% of the net acreage across the Company’s assets. HighPeak Energy’s horizontal development drilling plan is currently focused on the Wolfcamp A and Lower Spraberry formations. We utilize multi-well pad development to lower drilling and completion cycle times and create infrastructure and facility economies of scale to reduce overall costs, optimize and maximize crude oil and natural gas recoveries, return on investment and value creation.

Available Information

The mailing address of HighPeak Energy’s principal executive office is 421 W. 3rd Street, Suite 1000, Fort Worth, Texas 76102. HighPeak Energy’s telephone number is (817) 850-9200. As of December 31, 2023, HighPeak Energy had forty-eight full-time employees.

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

Properties

The Company’s assets are located in the northeastern part of the Midland Basin. The majority of the acreage position is located across the eastern half of Howard and Borden Counties recently extending into far southwestern Scurry County and far northwestern Mitchell County in two largely contiguous acreage blocks, the northern position of which is referred to as the Flat Top area and the southern position of which is referred to as the Signal Peak area. The Midland Basin is part of the Permian Basin of West Texas and Eastern New Mexico. The Permian Basin covers an area of about 96,000 square miles and is comprised of five (5) sub-regions including the Midland Basin, the Central Basin Platform, the Delaware Basin, the Northwest Shelf and the Eastern Shelf. The Central Basin Platform (“CBP”) is a central uplift, with the Delaware Basin located to the west of the CBP, and the Midland Basin located to the east of the CBP. The bulk of the Permian Basin’s increase in crude oil production since 2007 has come from several target zones including the Spraberry and Wolfcamp formations. The Permian Basin has produced billions of barrels of equivalent crude oil and natural gas and is estimated by the United States Geologic Survey to contain significant remaining hydrocarbon potential.

HighPeak Energy developed its properties using up to six (6) drilling rigs and four (4) frac crews during the year ended December 31, 2023, ending the year using three (3) drilling rigs and one (1) frac crew.  The Company expects to average two (2) drilling rigs and one (1) frac crew during 2024 under our current development plan. HighPeak Energy expects to fund its forecasted capital expenditures with cash on its balance sheet and cash generated by operations.

HighPeak Energy has the discretion to modify its capital program. Because HighPeak Energy operates a high percentage of its acreage, capital expenditure amounts and timing are largely discretionary and within its control. HighPeak Energy determines its capital expenditures depending on a variety of factors, including, but not limited to, the success of its drilling activities, prevailing and anticipated prices for crude oil and natural gas, the availability of necessary equipment, infrastructure and capital, limitations on expenditures under certain leverage scenarios pursuant to the Term Loan Credit Agreement, the receipt and timing of required regulatory permits and approvals, drilling and acquisition costs and the level of participation by other working interest owners. A deferral of planned capital expenditures, particularly with respect to drilling and completing new wells, could result in a reduction in anticipated production and cash flows. Additionally, if HighPeak Energy curtails or reallocates priorities in its drilling program, HighPeak Energy may lose a portion of its acreage through lease expirations. However, in the event of any such curtailment or reallocation of priorities, HighPeak Energy would expect to prioritize lease retention to minimize any expirations.  Please see “Risk Factors—Risks Related to Our Business—Crude oil, NGL and natural gas prices are volatile. Sustained periods of low, or declines in, crude oil, NGL and natural gas prices could adversely affect HighPeak Energy’s business, financial condition and results of operations and its ability to meet its capital expenditure obligations and other financial commitments,” “Risk Factors—Risks Related to Our Business —HighPeak Energy’s development projects and acquisitions will require substantial capital expenditures. HighPeak Energy may be unable to obtain required capital or financing on satisfactory terms, including as a result of recent increases in cost of capital resulting from Federal Reserve policies or otherwise, which could reduce its ability to access or increase production and reserves” and “Risk Factors—Risks Related to Our Business—Certain of the undeveloped leasehold acreage of HighPeak Energy’s assets is subject to leases that will expire over the next several years unless production is established on units containing the acreage or the leases are renewed.”

Reserve Summary

The estimated proved reserves of the Company’s assets as of December 31, 2023, 2022 and 2021 were prepared by Cawley, Gillespie and Associates, Inc. (“CG&A”). As of December 31, 2023, 2022 and 2021, the Company’s assets contained 154,162, 122,958 and 64,213 MBoe, respectively, of estimated proved reserves. In addition, as of December 31, 2023, 2022 and 2021, the estimated proved reserves of the Company’s assets were estimated by CG&A to be 91%, 92% and 92% crude oil and NGL, respectively, and 9%, 8% and 8% natural gas, respectively. The following table provides summary information regarding the estimated proved reserves data of the Company’s assets based on the 2023 Reserve Report, 2022 Reserve Report and 2021 Reserve Report (each defined below) as of December 31, 2023, 2022 and 2021, respectively:

As of Date	Proved Total (MBoe)(1)	% Crude Oil & NGL	% Developed
December 31, 2023	154,162	91%	52%
December 31, 2022	122,958	92%	50%
December 31, 2021	64,213	92%	45%

(1)

The estimated net proved reserves were determined using the unweighted arithmetic average first-day-of-the month prices for the prior twelve (12) months in accordance with guidelines established by the SEC. As of December 31, 2023, 2022 and 2021, for crude oil and NGL volumes, this average WTI spot price of $78.22, $93.67 and $66.56 per barrel, respectively, was adjusted for quality, transportation and a regional price differential. As of December 31, 2023, 2022 and 2021, for natural gas volumes, the average HH spot price of $2.637, $6.358 and $3.598 per MMBtu, respectively, was adjusted for energy content, gathering, transportation and processing fees and a regional price differential. All prices are held constant throughout the lives of the properties. As of December 31, 2023, 2022 and 2021, the average adjusted prices realized over the remaining lives of the Company’s assets by CG&A were $78.13, $94.59 and $66.10 per barrel of crude oil, $17.33, $36.69 and $29.76 per barrel of NGL and $0.198, $4.871 and $0.786 per Mcf of natural gas, respectively.

Reserve Data

Preparation of Reserve Estimates

The reserve estimates as of December 31, 2023, 2022 and 2021 included in this Annual Report are based on evaluations prepared by CG&A in accordance with Standards Pertaining to the Estimating and Auditing of Oil and Gas Reserves Information promulgated by the Society of Petroleum Evaluation Engineers and definitions and guidelines established by the SEC (individually, the “2023 Reserve Report,” the “2022 Reserve Report” and the “2021 Reserve Report” and, collectively the “Reserve Reports”). CG&A was selected for their historical experience and geographic expertise in engineering similar resources. The summary information pertaining to reserve estimates as of December 31, 2023, 2022 and 2021, respectively, of HighPeak Energy, prepared by CG&A, were led by W. Todd Brooker. Mr. Brooker is a Licensed Professional Engineer in the State of Texas and has been practicing at CG&A for 31 years and, including such 31 years, has over 33 years of total industry experience. Copies of the Reserve Reports are attached to this Annual Report as Exhibits 99.1, 99.2 and 99.3, respectively.

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

The reserve estimates as of December 31, 2023, 2022 and 2021, respectively, were prepared by geologists and reservoir engineers who integrate geological, geophysical, engineering and economic data to produce high quality reserve estimates and economic forecasts. The process was supervised by Christopher Mundy, Vice President, Reserves and Evaluations, for HighPeak Energy, who has approximately 27 years of experience in crude oil and natural gas operations, reservoir engineering and management, reserves management, unconventional and conventional reservoir characterization and strategic planning.

The reserve estimation process and the reserve estimates of the Company’s assets as of December 31, 2023, 2022 and 2021, respectively, were reviewed and approved by our technical staff, other members of senior management and our Chief Executive Officer. The Reserve Reports prepared by CG&A contain further discussion of the reserve estimates and the procedures used in connection with its preparation.

The reserve estimates as of December 31, 2023, 2022 and 2021, included in this Annual Report are based on evaluations prepared by the independent petroleum engineering firm CG&A representing 100% of the Company’s assets’ total net proved reserves in accordance with Standards Pertaining to the Estimating and Auditing of Oil and Gas Reserves Information promulgated by the Society of Petroleum Evaluation Engineers and definitions and guidelines established by the SEC. The Independent Reserve Engineers were selected for their historical experience and geographic expertise in engineering similar resources.

Estimated Proved Reserves

The following tables present the estimated net proved crude oil and natural gas reserves as of December 31, 2023, 2022 and 2021, based on the Reserve Reports of the Company’s assets as of such date.

	Proved Reserve Volumes
	Crude Oil (MBbls)	NGL (MBbls)	Natural Gas (MMcf)	Total (MBoe)%
As of December 31, 2023:
Developed	58,631	12,183	52,671	79,593	52%
Undeveloped	60,923	7,913	34,400	74,569	48%
Total proved reserves	119,554	20,096	87,071	154,162	100%
As of December 31, 2022:
Developed	47,845	7,968	32,669	61,258	50%
Undeveloped	50,971	6,401	25,969	61,700	50%
Total proved reserves	98,816	14,369	58,638	122,958	100%
As of December 31, 2021:
Developed	22,610	3,540	14,611	28,585	45%
Undeveloped	29,215	3,838	15,450	35,628	55%
Total proved reserves	51,825	7,378	30,061	64,213	100%

Development of Proved Undeveloped Reserves

The following table summarizes the changes in HighPeak Energy’s proved undeveloped reserves for the years ended December 31, 2021, 2022 and 2023:

Total (MBoe)
Proved undeveloped reserves at December 31, 2020	12,233
Extensions and discoveries	26,806
Sales of minerals-in-place	(184)
Conversions into proved developed reserves	(3,186)
Revisions	(41)
Proved undeveloped reserves at December 31, 2021	35,628
Extensions and discoveries	37,394
Purchases of minerals-in-place	7,302
Conversions into proved developed reserves	(15,446)
Revisions	(3,178)
Proved undeveloped reserves at December 31, 2022	61,700
Extensions and discoveries	42,440
Conversions into proved developed reserves	(25,955)
Sales of minerals-in-place	(1,387)
Revisions	(2,229)
Proved undeveloped reserves at December 31, 2023	74,569

As of December 31, 2023, HighPeak Energy’s assets contained approximately 74,569 MBoe of proved undeveloped reserves, consisting of 60,923 MBbl of crude oil, 7,913 MBbl of NGL and 34,400 MMcf of natural gas. As of December 31, 2022, HighPeak Energy’s assets contained approximately 61,700 MBoe of proved undeveloped reserves, consisting of 50,971 MBbl of crude oil, 6,401 MBbl of NGL and 25,969 MMcf of natural gas. As of December 31, 2021, HighPeak Energy’s assets contained approximately 35,628 MBoe of proved undeveloped reserves, consisting of 29,215 MBbl of crude oil, 3,838 MBbl of NGL and 15,450 MMcf of natural gas. Proved undeveloped reserves will be converted from undeveloped to developed as we drill and complete each location and the wells begin production.

Proved undeveloped reserves changed during the year ended December 31, 2023 primarily as a result of the following significant factors:

●	Extensions and discoveries of 42,440 MBoe related to new proved undeveloped locations added as a result of HighPeak Energy’s drilling activities;
●	Conversions into proved developed reserves of 25,955 MBoe related to locations that were successfully drilled and completed during the year ended December 31, 2023;
●	Sales of minerals-in-place of undeveloped reserves of 1,387 MBoe related to a farm out to another operator in return for a carried interest during the year ended December 31, 2023; and
●

Downward revisions of 2,229 MBoe including downward adjustments of approximately 1,748 MBoe related to forecasts, approximately 445 MBoe primarily attributable to a decrease in crude oil, NGL and natural gas prices and approximately 36 MBoe primarily related to increased forecasted operating expenses.

Proved undeveloped reserves changed during the year ended December 31, 2022 primarily as a result of the following significant factors:

●	Extensions and discoveries of 37,394 MBoe related to new proved undeveloped locations added as a result of HighPeak Energy’s drilling activities;
●	Purchases of minerals-in-place of 7,302 MBoe related to the acquisition of undeveloped drilling locations included;
●	Conversions into proved developed reserves of 15,446 MBoe related to locations that were successfully drilled and completed during the year ended December 31, 2022; and
●

Downward revisions of 3,178 MBoe including downward adjustments of approximately 3,636 MBoe related to forecasts and approximately 38 MBoe primarily related to increased forecasted operating expenses, partially offset by an increase of approximately 496 MBoe attributable to an increase in crude oil, NGL and natural gas prices.

Proved undeveloped reserves changed during the year ended December 31, 2021 primarily as a result of the following significant factors:

●	Extensions and discoveries of 26,806 MBoe related to new proved undeveloped locations added as a result of HighPeak Energy’s drilling activities;
●	Sales of minerals-in-place of 184 MBoe related to the divestiture of non-operated non-core undeveloped drilling locations to a third-party operator;
●	Conversions into proved developed reserves of 3,186 MBoe related to locations that were successfully drilled and completed during the year ended December 31, 2021; and
●	Downward revisions of 41 MBoe including downward adjustments of approximately 350 MBoe related to forecasts and approximately 32 MBoe primarily related to increased forecasted operating expenses, partially offset by an increase of approximately 341 MBoe attributable to an increase in crude oil, NGL and natural gas prices.

Historically, the Company invested a significant amount of its capital budget to drill unproved locations rather than convert proved undeveloped reserves to proved developed reserves. However, in the years ended December 31, 2023 and 2022, $481.5 million and $391.3 million, respectively, of development capital expenditures were incurred primarily to convert proved undeveloped reserves to proved developed reserves, compared with $45.9 million in development capital expenditures in the year ended December 31, 2021.  Also, a portion of the Company’s development capital expenditures each year was for the continued development of a water infrastructure system and the drilling of salt-water disposal wells to facilitate the Company’s increased levels of produced water, reduce its future water sourcing costs by recycling produced water and reduce the use of trucking for its produced water disposal activities as well as the continued construction of central tank batteries for handling of the Company’s increasing production volumes.

As of December 31, 2023, all our proved undeveloped reserves are scheduled to be developed within five years from the date they were initially recorded.

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

Unlike PV-10, the standardized measure deducts future U.S. federal income taxes and Texas margin taxes and abandonment obligations on wells with no proved reserves as of December 31, 2023, 2022 and 2021, respectively. Neither PV-10 nor standardized measure represents an estimate of the fair market value of the applicable crude oil and natural gas properties. It is industry standard to use PV-10 as a measure to compare the relative size and value of proved reserves held by companies without regard to the specific tax characteristics of such entities.

The following tables present the undiscounted estimated future net cash flows, PV-10 and standardized measure of the proved reserves of the Company at December 31, 2023, 2022 and 2021 (in thousands):

As of December 31, 2023	Proved Developed	Proved Undeveloped	Total Proved
Estimated future net cash flows	$3,205,041	$2,072,541	$5,277,582
Present value of estimated future net cash flows	$2,061,301	$822,766	$2,884,067
Present value of future income taxes/abandonment costs			(276,363)
Standardized measure			$2,607,704

As of December 31, 2022	Proved Developed	Proved Undeveloped	Total Proved
Estimated future net cash flows	$3,729,169	$3,160,098	$6,889,267
Present value of estimated future net cash flows	$2,319,958	$1,552,087	$3,872,045
Present value of future income taxes/abandonment costs			(455,537)
Standardized measure			$3,416,508

As of December 31, 2021	Proved Developed	Proved Undeveloped	Total Proved
Estimated future net cash flows	$1,178,041	$1,236,250	$2,414,291
Present value of estimated future net cash flows	$742,037	$596,156	$1,338,193
Present value of future income taxes/abandonment costs			(219,384)
Standardized measure			$1,118,809

Estimated future net cash flows represents the estimated future revenue to be generated from the production of proved reserves, net of estimated production and future development costs, using pricing differentials and costs under existing economic conditions as of December 31, 2023, 2022 and 2021, and assuming commodity prices as set forth below. For the purpose of determining prices used in our reserve reports, in accordance with SEC guidelines, CG&A uses the unweighted arithmetic average of the prices on the first day of each month in the 12-month period ended December 31, 2023, 2022 and 2021. These prices were $78.22, $93.67 and $66.56 per Bbl for crude oil and NGL and $2.637, $6.358 and $3.598 per MMBtu for natural gas, respectively, before adjustment for energy content, gathering, transportation and processing fees and basis differential adjustments. The average adjusted prices realized over the remaining lives of the Company’s assets by CG&A were $78.13, $94.59 and $66.10 per barrel of crude oil, $17.33, $36.69 and $29.76 per barrel of NGL and $0.198, $4.871 and $0.786 per Mcf of natural gas as of December 31, 2023, 2022 and 2021, respectively. These prices should not be interpreted as a prediction of future prices. The amounts shown do not give effect to non-property-related expenses, such as corporate general and administrative expenses and debt service, or to DD&A.

Production, Revenue and Price History

For a description of historical production, revenues, average sales prices and unit costs of the Company, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations.”

The following tables summarize the average net sales volumes, average unhedged sales prices by product and production costs of the Company for the years ended December 31, 2023, 2022 and 2021:

	Year Ended December 31, 2023
	Crude Oil		NGL		Natural Gas		Total
	Sales Volumes	Average Sales Price	Sales Volumes	Average Sales Price	Sales Volumes	Average Sales Price	Sales Volumes	Average Sales Price	Production Costs
	(MBbl)	($/Bbl)	(MBbl)	($/Bbl)	(MMcf)	($/Mcf)	(MBoe)	($/Boe)	($/Boe)
	13,885	$78.26	1,547	$21.51	7,219	$1.56	16,635	$66.80	$8.74
Average net daily sales volumes (Boepd)							45,577

	Year Ended December 31, 2022
	Crude Oil		NGL		Natural Gas		Total
	Sales Volumes	Average Sales Price	Sales Volumes	Average Sales Price	Sales Volumes	Average Sales Price	Sales Volumes	Average Sales Price	Production Costs
	(MBbl)	($/Bbl)	(MBbl)	($/Bbl)	(MMcf)	($/Mcf)	(MBoe)	($/Boe)	($/Boe)
	7,562	$94.61	821	$35.67	3,323	$5.36	8,937	$84.56	$7.79
Average net daily sales volumes (Boepd)							24,485

	Year Ended December 31, 2021
	Crude Oil		NGL		Natural Gas		Total
	Sales Volumes	Average Sales Price	Sales Volumes	Average Sales Price	Sales Volumes	Average Sales Price	Sales Volumes	Average Sales Price	Production Costs
	(MBbl)	($/Bbl)	(MBbl)	($/Bbl)	(MMcf)	($/Mcf)	(MBoe)	($/Boe)	($/Boe)
	3,002	$70.10	224	$35.11	1,020	$3.88	3,396	$64.82	$7.38
Average net daily sales volumes (Boepd)							9,304

Productive Wells

Productive wells consist of producing wells and wells capable of production, including natural gas wells awaiting pipeline connections to commence deliveries and crude oil wells awaiting connection to production facilities. Gross wells are the total number of producing wells in which HighPeak Energy holds an interest, and net wells are the sum of the fractional working interests owned in gross wells. The following table sets forth information relating to the productive wells in which HighPeak Energy holds a working interest as of December 31, 2023.

	Crude Oil			Natural Gas
	Gross	Net	Average Working Interest	Gross	Net	Average Working Interest
Horizontal:
Operated	273	260.7	95%	—	—	n/a
Non-operated	18	1.2	7%	—	—	n/a
Vertical:
Operated	158	157.0	99%	8	8.0	100%
Non-operated	5	2.0	40%	—	—	n/a
Total:
Operated	431	417.7	97%	8	8.0	100%
Non-operated	23	3.2	14%	—	—	n/a

Acreage

The following table sets forth certain information regarding the total developed and undeveloped acreage in which HighPeak Energy holds an interest as of December 31, 2023. Approximately 64% of the net acreage of HighPeak Energy was held by production as of December 31, 2023.

Developed Acres(1)(4)		Undeveloped Acres(4)		Total Acres
Gross Acres(2)	Net Acres(3)	Gross Acres(2)	Net Acres(3)	Gross Acres(2)	Net Acres(3)
86,198	81,813	56,989	49,823	143,187	131,636

(1)	Developed acres are acres spaced or assigned to productive wells or wells capable of production.
(2)	A gross acre is an acre in which HighPeak Energy holds a working interest. The number of gross acres is the total number of acres in which HighPeak Energy holds a working interest.

(3)

A net acre is deemed to exist when the sum of the fractional ownership working interests in gross acres equals one. The number of net acres is the sum of the fractional working interests owned in gross acres expressed as whole numbers and fractions thereof.

(4)	Minor amounts of our developed and undeveloped acres do not cover all formation depths in underlying acreage.

Undeveloped Acreage Expirations

The following table sets forth the number of total net undeveloped acres as of December 31, 2023 across HighPeak Energy’s properties that will expire in 2024, 2025, 2026, 2027, 2028 and thereafter, unless production is established within the spacing units covering the acreage prior to the expiration dates or unless such leasehold rights are extended or renewed.

2024	27,424
2025	18,201
2026	1,664
2027	30
2028	—
Thereafter	320
47,639

With respect to the 27,424 net acres expiring in 2024 across our properties, HighPeak Energy intends to retain substantially all 27,424 net acres through initiating completion operations of existing wells and the drilling of new wells, with the remaining net acreage being retained either through lease renewals or extensions. HighPeak Energy intends to retain substantially all of its undeveloped acreage through its development plan. Please see “Item 1A. Risk Factors – Risks Related to Our Business – Certain of the undeveloped leasehold acreage of HighPeak Energy’s assets is subject to leases that will expire over the next several years unless production is established on units containing the acreage or the leases are renewed.”

Drilling Activities

The following table describes new development and exploratory/extension wells drilled within the Company’s assets during the years ended December 31, 2023, 2022 and 2021. The information should not be indicative of future performance, nor should it be assumed there is necessarily any correlation among the number of productive wells drilled, quantities of reserves found or economic value. As of December 31, 2023 and not included in the following table, were 10 gross (9.1 net) wells in the process of being drilled and 18 gross (13.4 net) wells either waiting on completion or in various stages of completion operations. In addition, the Company had three (3) gross (3.0 net) salt-water disposal wells in final stages of completion. As of December 31, 2023, HighPeak Energy was running a three-rig program. The Company expects to average two (2) drilling rigs and one (1) frac crew during 2024 under our current development plan. Our development program may change based on capital availability and other factors.

	Year Ended December 31,
	2023		2022		2021
	Gross	Net	Gross	Net	Gross	Net
Development wells:
Productive	57	49.5	28	23.4	5	5.0
Dry	—	—	—	—	—	—
Exploratory/Extension wells:
Productive	70	63.3	64	54.8	25	19.5
Dry	—	—	—	—	—	—
Service wells:
Salt-Water Disposal	3	3.0	4	4.0	1	1.0

Delivery Commitments

Beginning October 2021, the Company has a minimum volume commitment under its crude oil marketing agreement in its Flat Top area whereby it must deliver minimum gross volumes to its central tank battery facilities of 5,000 Bopd for the first year, 7,500 Bopd for the second year and 10,000 Bopd for the remaining eight years of the contract. However, the Company has the ability under the contract to cumulatively bank excess volumes delivered to offset future minimum volume commitments. For the period from October 1, 2021 to December 31, 2023, the Company had delivered approximately 29,600 Bopd under the contract, banking excess volumes at the outset. Given the current production levels coupled with the wells planned to come on production in 2024 and beyond, the Company expects to meet the volume commitments under this agreement well in advance of the requirement. There are no material commitments to deliver a fixed and determinable quantity of natural gas production from the Company’s assets to customers under existing contracts.

Operations

General

As of December 31, 2023, HighPeak Energy’s properties consisted of 143,187 gross (131,636 net) acres with an average working interest of approximately 92%.

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

Marketing and Customers

The following table sets forth the percentage of revenues attributable to customers who have accounted for 10% or more of revenues attributable to the Company’s assets during the years ended December 31, 2023, 2022 and 2021.

	Years Ended December 31,
Major Customers	2023	2022	2021
DK Trading & Supply, LLC (“Delek”)	82%	88%	94%
Energy Transfer Crude Marketing, LLC (“ETC”)	14%	*	*

* Less than 10%.

No other purchaser accounted for 10% or more of revenue attributable to the Company’s assets on a combined basis in the years ended December 31, 2023, 2022 or 2021. The loss of any such purchaser could adversely affect revenues attributable to the Company’s assets in the short term. Please see “Risk Factors—Risks Related to Our Business—HighPeak Energy depends upon a small number of significant purchasers for the sale of most of its crude oil, NGL and natural gas production. The loss of one or more of such purchasers could, among other factors, limit HighPeak Energy’s access to suitable markets for the crude oil, NGL and natural gas it produces.”

For crude oil sales, HighPeak Energy currently is party to a ten-year contract with Delek, with production from Flat Top being mostly piped sales through a crude oil gathering system. Currently, the majority of our crude oil sales from Signal Peak are being trucked. The Flat Top crude oil contract is at known and published indices with a fixed primary term and an evergreen option thereafter. The contract contains a minimum volume commitment that commenced on October 1, 2021 based on the gross barrels delivered at the Company’s central tank battery facilities and is 5,000 Bopd for the first year, 7,500 Bopd for the second year and 10,000 Bopd for the remaining eight years of the contract. However, the Company has the ability under the contract to cumulatively bank excess volumes delivered to offset future minimum volume commitments. For the period from October 1, 2021 to December 31, 2023, the Company has delivered approximately 29,600 Bopd under the contract. The remaining monetary commitment as of December 31, 2023, if the Company never delivers any additional volumes under the agreement, is approximately $7.8 million. In addition, HighPeak Energy sells its natural gas production from the Company’s assets to multiple third-party purchasers pursuant to the terms of natural gas processing and purchase contracts at varying rates. The natural gas production is gathered and processed under agreements with a primary term and generally an evergreen extension option.

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

The laws of Texas also govern a number of conservation matters, including provisions for the unitization or pooling of crude oil and natural gas properties, the establishment of maximum allowable rates of production from crude oil and natural gas wells, the regulation of well spacing or density and plugging and abandonment of wells. The effect of these regulations is to limit the amount of crude oil and natural gas that the wells within the Company’s assets can produce and to limit the number of wells or the locations that can be drilled within the Company’s assets, although operators can apply for exceptions to such regulations or to have reductions in well spacing or density. Moreover, various states impose a production or severance tax with respect to the production and sale of crude oil, NGL and natural gas within their jurisdiction. Failure to comply with these rules and regulations can result in substantial penalties.

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

The price and terms of service of transportation of the commodities, including access to pipeline transportation capacity, are subject to extensive federal and state regulation. Such regulation may affect the marketing of crude oil and natural gas produced, as well as the revenues received from sales of such production. Gathering systems may be subject to state ratable take and common purchaser statutes. Ratable take statutes generally require gatherers to take, without undue discrimination, crude oil and natural gas production that may be tendered to the gatherer for handling. Similarly, common purchaser statutes generally require gatherers to purchase, or accept for gathering, without undue discrimination as to source of supply or producer. These statutes are designed to prohibit discrimination in favor of one producer over another producer or one source of supply over another source of supply. These statutes may affect whether and to what extent gathering capacity is available for crude oil and natural gas production, if any, of the drilling program and the cost of such capacity. Further, state laws and regulations govern rates and terms of access to intrastate pipeline systems, which may similarly affect market access and cost.

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

In addition to the regulation of natural gas pipeline transportation, the FERC has jurisdiction over the purchase or sale of natural gas or the purchase or sale of transportation services subject to the FERC’s jurisdiction pursuant to the Energy Policy Act of 2005. Under this law, it is unlawful for “any entity,” including producers such as us, that are otherwise not subject to the FERC’s jurisdiction under the Natural Gas Act of 1938 to use any deceptive or manipulative device or contrivance in connection with the purchase or sale of natural gas or the purchase or sale of transportation services subject to regulation by the FERC, in contravention of rules prescribed by the FERC. The FERC’s rules implementing this provision make it unlawful, in connection with the purchase or sale of natural gas subject to the jurisdiction of the FERC, or the purchase or sale of transportation services subject to the jurisdiction of the FERC, for any entity, directly or indirectly, to use or employ any device, scheme or artifice to defraud, to make any untrue statement of material fact or omit to make any such statement necessary to make the statements made not misleading or to engage in any act or practice that operates as a fraud or deceit upon any person. The Energy Policy Act of 2005 also gives the FERC authority to impose civil penalties for violations of the Natural Gas Act of 1938 and the Natural Gas Policy Act of 1978 up to $1,544,521 per day per violation (adjusted annually based on inflation). The anti-manipulation rule applies to activities of otherwise non-jurisdictional entities to the extent the activities are conducted “in connection with” natural gas sales, purchases or transportation subject to FERC jurisdiction, which includes the annual reporting requirements under Order 704 (defined below).

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

Rates of interstate liquids pipelines are currently regulated by the FERC primarily through an annual indexing methodology, under which pipelines increase or decrease their rates in accordance with an index adjustment specified by the FERC. In December 2020, the FERC concluded its five-year index review to establish the new inflationary adjustment for the five-year period commencing July 1, 2021, for liquid pipeline rates subject to indexing. In this review, the FERC considered changes to pipeline industry costs, including, among other things, the effects of the legislation known as the Tax Cuts and Jobs Act of 2017. The FERC issued an order on December 17, 2020 establishing an inflationary adjustment of Producer Price Index for Finished Goods (“PPI-FG”) plus 0.78% (PPI-FG+0.78%) for the five-year period commencing July 1, 2021 (the “December 2020 Order”). Numerous requests for rehearing were filed. On May 14, 2021, the FERC published the oil pricing index factor utilizing the inflationary adjustment factor established in the December 2020 Order, resulting in a negative percentage change of approximately 0.58% for the index year July 1, 2021 through June 30, 2022. On January 20, 2022, the FERC issued an order on rehearing in which it modified the methodology used to calculate the inflationary adjustment resulting in a revised inflationary adjustment for the five-year period commencing July 1, 2021, of PPI-FG minus 0.21% (PPI-FG-0.21%) (the “Rehearing Order”). As a result of the Rehearing Order, the index factor for the July 1, 2021 through June 30, 2022 index year now provides for a negative percentage change of approximately 1.6%. The FERC directed all oil pipelines to ensure their rates were consistent with the revised index factor effective March 1, 2022. Following the Rehearing Order, some parties sought rehearing with the FERC while others filed petitions for review with the Fifth Circuit and D.C. Circuit. On May 6, 2022, the FERC issued its order denying the rehearing requests. Additional petitions for review were filed with the D.C. Circuit after the May 6th order and the challenges have been consolidated at the D.C. Circuit. The appeal remains pending before the D.C. Circuit.

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

In addition to the FERC’s regulations, we are required to observe anti-market manipulation laws with regard to our physical sales of energy commodities. In November 2009, the FTC issued regulations pursuant to the Energy Independence and Security Act of 2007 intended to prohibit market manipulation in the petroleum industry. Violators of the regulations face civil penalties of up to $1,472,546 per violation per day (adjusted annually based on inflation). In July 2010, Congress passed the Dodd-Frank Act, which incorporated an expansion of the authority of the Commodity Futures Trading Commission (“CFTC”) to prohibit market manipulation in the markets regulated by the CFTC. This authority, with respect to crude oil swaps and futures contracts, is similar to the anti-manipulation authority granted to the FTC with respect to crude oil purchases and sales. In July 2011, the CFTC issued final rules to implement its new anti-manipulation authority. The rules subject violators to a civil penalty of up to the greater of $1,450,040 (adjusted annually based on inflation) or triple the monetary gain to the person for each violation.

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

Water Discharges, Fluid Disposal and NORM

The Water Pollution Control Act, also known as the Clean Water Act (“CWA”) and comparable state laws impose restrictions and strict controls regarding the discharge of pollutants, including produced waters and other crude oil and natural gas wastes, into or near navigable waters. The discharge of pollutants into regulated waters is prohibited, except in accordance with the terms of a permit issued by the EPA or the state. The discharge of dredge and fill material in regulated waters, including wetlands, is also prohibited, unless authorized by a permit issued by the U.S. Army Corps of Engineers (the “Corps”). The scope of jurisdiction under the CWA has been subject to several rulemakings by the EPA in recent years and is subject to ongoing litigation.  Most recently, following legal action on a January 2023 final rule which established a definition of “waters of the United States” based on the broader pre-2015 definition, the U.S. Supreme Court’s  decision in Sackett v. EPA, and the enactment of a subsequent September 2023 rule is enjoined subject to litigation, and the EPA and Corps are implementing the definition of “waters of the United States” consistent with the pre-2015 regulatory regime and the changes made by the Sackett decision, which utilizes the “continuous surface connection” test to determine if wetlands qualify as waters of the United States. In the remaining 23 states, the agencies are implementing the September 2023 rule, which amended the January 2023 rule to incorporate the Sackett decision. However, the September 2023 rule does not define the term “continuous surface connection,” and it is currently unclear how broadly the September 2023 rule and the Sackett decision will be interpreted by the agencies. Therefore, the future reach of the CWA is uncertain at this time. To the extent any rule further expands the scope of the CWA’s jurisdiction, the Company could face increased costs and delays with respect to obtaining permits for dredge and fill activities in wetland areas. The timeliness associated with obtaining permits also has the potential to delay the development of crude oil and natural gas projects. These laws and any implementing regulations provide for administrative, civil and criminal penalties for any unauthorized discharges of crude oil and other substances in reportable quantities and may impose substantial potential liability for the costs of removal, remediation and damages.

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

In response to these concerns, some states, including Texas, have imposed additional requirements for the permitting of produced water disposal wells, such as volume and pressure limitations or seismicity thresholds for temporary cessations of activity. In September 2021, the Texas Railroad Commission (“TRRC”) issued a notice to operators in the city of Midland area to reduce daily injection volumes following multiple earthquakes above 3.5 magnitude over an 18-month period. The notice also required disposal well operators to provide injection data to TRRC staff to further analyze seismicity in the area. Subsequently, the TRRC ordered the indefinite suspension of all deep produced water injection wells in the area, effective December 31, 2021. The response area has since been expanded following an additional earthquake in December 2022 to cover an additional 17 wells. Other seismic response areas have also been established, including the Northern Culberson-Reeves Seismic Response Area, where 23 deep disposal well permits were suspended in December 2023. While the ultimate outcome of these actions is uncertain, the adoption and implementation of any new laws or regulations that restrict our operators’ ability to use hydraulic fracturing or dispose of produced water gathered from drilling and production activities by limiting volumes, disposal rates, disposal well locations or otherwise, or requiring them to shut down disposal wells, could have a material adverse effect on our business, financial condition and results of operations.

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

Air Emissions

The Clean Air Act (“CAA”) and comparable state laws restrict the emission of air pollutants from many sources (e.g., compressor stations), through the imposition of air emissions standards, construction and operating permitting programs and other compliance requirements. These laws and regulations may require the Company to obtain pre-approval for the construction or modification of certain projects or facilities expected to produce or significantly increase air emissions, obtain and strictly comply with stringent air permit requirements or utilize specific equipment or technologies to control emissions of certain pollutants. For example, in October 2015, the EPA lowered the National Ambient Air Quality Standard for ozone from 75 to 70 parts per billion and completed attainment/non-attainment designations in July 2018. While the EPA has determined that counties in which the Company currently operates are in attainment with the new ozone standards, these determinations may be revised in the future. Additionally, although the EPA announced in December 2020 that it intended to leave ozone NAAQS unchanged at 70 parts per billion, this decision has been subject to legal challenges, and the Biden Administration has announced plans to reconsider this standard. A final decision from the EPA remains pending. Reclassification of areas or imposition of more stringent standards may make it more difficult to construct new facilities or modify existing facilities in these newly designated non-attainment areas and result in increased expenditures for pollution control equipment, the costs of which could be significant.

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

Federal agencies also have begun directly regulating emissions of methane from crude oil and natural gas operations. For example, in June 2016, the EPA published New Source Performance Standards, known as Subpart OOOOa, that requires certain new, modified or reconstructed facilities in the crude oil and natural gas sector to reduce these methane gas emissions. Although, in September 2020, the Trump Administration published regulations to rescind methane specific requirements and remove the transmission and storage segments from the crude oil and natural gas source category, the U.S. Congress approved, and President Biden signed into law, a resolution under the Congressional Review Act to repeal the September 2020 revisions, effectively reinstating the prior standards. Additionally, in December 2023, the EPA finalized a rule that established OOOOb as more stringent new source and OOOOc as first-time existing source standards of performance for methane and VOC emissions for the crude oil and natural gas source category. Under the final rules, owners or operators of affected emission units or processes have two years to prepare and submit their plans to impose methane emission controls on existing sources.  The presumptive standards under the final rule are generally the same for both new and existing sources, including enhanced leak detection using optical gas imaging and subsequent repair requirements, reduction of regulated emissions through capture and control systems, zero-emission requirements for certain equipment or processes, operations and maintenance requirements and requirements for “green well” completions. The rule also revises requirements for fugitive emissions monitoring and repair as well as equipment leaks and the frequency of monitoring surveys, establishes a “super-emitter” response program to timely mitigate emissions events as detected by governmental agencies or qualified third parties, triggering certain investigation and repair requirements, and provides additional options for the use of advanced monitoring to encourage the deployment of innovative technologies to detect and reduce methane emissions. However, it is likely that these requirements will be subject to legal challenges. Several states have also adopted rules to control and minimize methane emissions from the production of crude oil and natural gas, and others have considered or may consider doing so in the future.

At the international level, in December 2015, the United States and 194 other participating countries adopted the Paris Agreement, which calls for each participating country to establish their own nationally determined standards for reducing carbon output. President Biden recommitted the United States to the Paris Agreement and, in April 2021, announced a goal of reducing again at the 26th Conference to the Parties on the UN Framework Convention on Climate Change (“COP26”), during which multiple announcements were made, including a call for parties to eliminate fossil fuel subsidies and pursue further action on non-CO2 GHGs. Relatedly, the United States and European Union jointly announced the launch of the “Global Methane Pledge,” which aims to cut global methane pollution at least 30% by 2030 relative to 2020 levels, including “all feasible reductions” in the energy sector. These goals were reaffirmed in November 2022 at the 27th Conference of the Parties to the United Nations Framework Convention on Climate Change (“COP27”), where countries were also called upon to accelerate efforts towards the phase-out of inefficient fossil fuel subsidies. The United States also announced, in conjunction with the European Union and other partner countries, that it would develop standards for monitoring and reporting methane emissions to help create a market for low methane-intensity natural gas. At the 28th Conference of the Parties (“COP28”), the parties signed onto an agreement to transition away from fossil fuels in energy systems and increase renewable energy capacity, though no timeline for doing so was set. While non-binding, the agreements coming out of COP28 could result in increased pressure among financial institutions and various stakeholders to reduce or otherwise impose more stringent limitations on funding for and increase potential opposition to the production and use of fossil fuels. Although no firm commitment or timeline to phase out all fossil fuels was made at COP27 or COP28, there can be no guarantee that countries will not seek to implement such a phase-out in the future. The impacts of these actions cannot be predicted at this time.

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

There is also a risk that financial institutions will be required to adopt policies that have the effect of reducing the funding provided to the fossil fuel sector. In late 2020, the Federal Reserve announced it has joined the Network for Greening the Financial System (“NGFS”), a consortium of financial regulators focused on addressing climate-related risks in the financial sector and, in November 2021, issued a statement in support of the efforts of the NGFS to identify key issues and potential solutions for the climate-related challenges most relevant to central banks and supervisory authorities. In January 2023, the Federal Reserve issued instructions for a pilot climate scenario analysis being undertaken by six of the United States’ largest banks, which is expected to conclude at the end of 2023. Limitation of investments in and financing for fossil fuel energy companies could result in the restriction, delay or cancellation of drilling programs or development or production activities. Ultimately, this could make it more difficult for operators to secure funding for exploration and production activities. Additionally, activist shareholders have introduced proposals that may seek to force companies to adopt aggressive emission reduction targets or restrict more carbon-intensive activities. While we cannot predict the outcomes of such actions, they could make it more difficult for operators to engage in exploration and production activities. In addition, the SEC has proposed rules that would require registrants to report climate-related risks and business strategies, and disclose information on Scope 1 and 2 GHG emissions and, in some cases, Scope 3 emissions. The final rule remains pending and the final form and substance of these requirements is not yet known. To the extent the rules impose additional reporting obligations, we could face increased costs. Additionally, certain states have enacted or are considering similar climate-related disclosure requirements. Enhanced climate-related disclosure requirements could increase operating costs and lead to reputational or other harm with customers, regulators, or other stakeholders to the extent that our disclosures do not meet their own standards or expectations. Consequently, we are also exposed to increased litigation risks relating to alleged climate-related damages resulting from our operations, statements alleged to have been made by us or others in our industry regarding climate change risks, or in connecting with any future disclosures we may make regarding reported emissions, particularly given the inherent uncertainties and estimation required with respect to calculating and reporting GHG emissions. Finally, many scientists have concluded that increasing concentrations of GHG in the atmosphere may produce climate changes that have significant physical effects, such as increased frequency and severity of storms, droughts, floods and other climate events that could have an adverse effect on the Company’s operations. For more information, please see our risk factor titled “The operations of HighPeak Energy are subject to a variety of risks arising from climate change.”

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

As of December 31, 2023, we employed forty-eight full-time employees dedicated to operating the Company’s assets. None of these employees are covered by collective bargaining agreements, and we consider our employee relations to be good.

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

The Company has taken steps to keep its employees safe during pandemics by implementing preventative measures and developing response plans intended to minimize unnecessary risk of exposure and infection among its employees. The Company has also modified certain business practices to conform to best practices encouraged by the Centers for Disease Control and Prevention, and other governmental and regulatory authorities.

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

Legal Proceedings

The Company is not party to lawsuits related to its assets other than those arising in the ordinary course of business. Due to the nature of the crude oil and natural gas business, HighPeak Energy may, from time to time, be involved in other routine litigation or subject to disputes or claims related to the operation of the Company’s assets, including workers’ compensation claims and employment related disputes. In the opinion of management, none of these other pending litigation, disputes or claims against HighPeak Energy, if decided adversely, would have a material adverse effect on the Company’s assets.

Offices

The principal field office for HighPeak Energy is located at 303 West Wall Street, Suite 2202, Midland, Texas 79701.

Board of Directors and Executive Officers

The following table sets forth information regarding the directors of our Board and certain executive officers:

Name	Age	Position
Jack Hightower	75	Chairman of the Board and Chief Executive Officer
Michael L. Hollis	48	President and Director
Rodney L. Woodard	68	Chief Operating Officer
Steven W. Tholen	73	Chief Financial Officer
Keith Forbes	61	Vice President and Chief Accounting Officer
Jay M. Chernosky	64	Director
Keith A. Covington	60	Director
Sharon F. Fulgham	46	Director
Larry C. Oldham	70	Director
Jason A. Edgeworth	39	Director

Jack Hightower has served as our Chairman of the Board and Chief Executive Officer (“CEO”) since 2019. Prior to the HighPeak business combination (the “HighPeak business combination” or, the “business combination”), Mr. Hightower served as Chairman of the board of directors, CEO and President of Pure Acquisition Corp. (“Pure”) since its incorporation in November of 2017. Mr. Hightower has over 50 years of experience in the oil and gas industry managing multiple exploration and production (“E&P”) platforms. Mr. Hightower currently serves as the Chairman of the board of directors and CEO of the general partners of funds affiliated with the Company and HighPeak Energy Partners, LP and HighPeak Energy Partners II, LP (the “HighPeak Funds”), a position held since 2014. Mr. Hightower served as Chairman, President and CEO of Bluestem Energy Partners, LP (“Bluestem”) from 2011 to 2013. Prior to forming Bluestem, Mr. Hightower served as Chairman, President, and CEO of Celero Energy II, LP (“Celero II”) from 2006 to 2009 and as Chairman, President and CEO of Celero Energy, LP (“Celero”) from 2004 to 2005. Prior to forming Celero, Mr. Hightower served as Chairman, President and CEO of Pure Resources, Inc. (“Pure Resources”) (NYSE: PRS), which became the 11th largest publicly traded independent E&P company in North America. In October 2002, Unocal tendered for the Pure Resources shares it did not already own. In March 1995, Mr. Hightower founded Titan (Nasdaq: TEXP), the predecessor to Pure Resources, and served as Chairman, President and CEO. Prior to founding Titan, Mr. Hightower served as Chairman, President and CEO of Enertex Inc., the general partner and operator of record for several oil and gas partnerships from 1991 to 1994. Mr. Hightower graduated from Texas Tech University in 1970 with Bachelor of Business Administration degrees in Administrative Finance and Money, Banking & Investments.

Michael L. Hollis has served as our President and as a member of our Board since August 2020. Prior to the HighPeak business combination, Mr. Hollis served as Pure’s President from December 2019 until August 2020. Prior to joining Pure, Mr. Hollis served as President and Chief Operating Officer (“COO”) of Diamondback Energy, Inc. (“Diamondback”) (Nasdaq: FANG), a Permian focused oil and gas producer, from January 2017 through September 2019, prior to which he served as COO since 2015 and Vice President of Drilling. Since 2011, Mr. Hollis also served on the board of directors for Diamondback as well as on the board of directors of Viper Energy Partners LP (Nasdaq: VNOM). Prior to his positions at Diamondback, Mr. Hollis was a Drilling Manager at Chesapeake Energy Corporation and also held roles of increasing responsibility in production, completions and drilling engineering at ConocoPhillips and Burlington Resources Inc. Mr. Hollis has over 20 years of oil and gas experience and graduated from Louisiana State University in 1998 with a Bachelor of Science in Chemical Engineering.

Rodney L. Woodard has served as our Chief Operating Officer since August 2020. Prior to the HighPeak business combination, Mr. Woodard served as Pure’s COO and served as a director of Pure’s board of directors since its inception in November 2017 and as HighPeak Energy’s COO since its inception in October 2019. Mr. Woodard has over 40 years of experience in the oil and gas industry as a CEO, COO, and leader of Engineering and Operations of numerous E&P companies. Mr. Woodard has served as the Executive Vice President & COO for the HighPeak Funds from 2017 to the present. From 2016 to 2017, Mr. Woodard presented portfolio company investment proposals to acquire and develop oil and gas assets in the Permian Basin to several private equity firms. Mr. Woodard served as the President and COO of Atlantic Resources Co., LLC (“Atlantic”) from 2015 to 2016. Prior to Atlantic, Mr. Woodard served as CEO and COO of Celero II, a Natural Gas Partners portfolio company, with operations principally in the Permian Basin from 2006 to 2015. Prior to Celero II, Mr. Woodard served as Executive Vice President and COO of Celero, a Quantum Energy Partners portfolio company from 2004 to 2006. From 2002 to 2004, Mr. Woodard was Vice President of Reserves and Evaluations with Pure Resources (NYSE: PRS) and was a co-founder of its predecessor, Titan Exploration (Nasdaq: TEXP). From 1986 to 1995, Mr. Woodard held various positions of increasing responsibility at Selma International Investments Ltd. From 1979 to 1986, Mr. Woodard held various positions at Delta Drilling Company, obtaining the position of Division Manager for West Texas. Mr. Woodard held various positions at Amoco Production Company from 1977 to 1979. Mr. Woodard graduated from The Pennsylvania State University in 1977 with a Bachelor of Science degree in Mechanical Engineering.

Steven W. Tholen has served as our Chief Financial Officer (“CFO”) since HighPeak Energy’s inception in October 2019 and is a Corporate Finance Executive with over 30 years of experience in building, leading and advising corporations through complex restructurings, purchase and sales transactions, and capital market transactions. Mr. Tholen has served as the CFO for the HighPeak Funds since 2014. Previously, Mr. Tholen served as co-founder and Executive Vice President - Finance of Fieldco Construction Services, Inc., which provided oilfield construction services to clients throughout East Texas & Western Louisiana, from 2011 to 2014. From 2009 to 2013, Mr. Tholen served as founder and President of SDL&T Energy Partners, a source of equity & debt financing to fund energy companies and energy projects worldwide. From 2001 to 2008, Mr. Tholen was Senior Vice President & CFO of Harvest Natural Resources, Inc., an E&P company with properties in the United States, Venezuela, Indonesia, Gabon, and Russia. From 1995 to 2000, Mr. Tholen served as Vice President and CFO of Penn Virginia Corporation, an independent natural gas and oil company. From 1990 to 1995, Mr. Tholen was Treasurer/Manager of Business Administration of Cabot Oil & Gas Corporation, a North American independent natural gas producer. Mr. Tholen graduated from St. John’s University with a Bachelor of Science degree in Physics in 1971 and earned his Master of Business Administration in Finance from The University of Denver, Daniels School of Business in 1979.

Keith Forbes has served as our Vice President and Chief Accounting Officer (“CAO”) since November 2020 and previously served as our Vice President and Controller from our inception in October 2019 until November 2020. Mr. Forbes has over 30 years of experience in various field and corporate accounting functions and business organization functions for large, geographically diverse public companies. Before his appointment as CAO to HighPeak Energy, Mr. Forbes served as Vice President and Controller of the HighPeak Funds since 2017. Mr. Forbes additionally served as Director-Business Optimization at Quicksilver Resources Inc. from December 2015 through April 2016, and as Assistant Controller-Operations and Revenue at Quicksilver Resources Inc. from June 2012 through November 2015. Mr. Forbes is a certified public accountant in Texas. Mr. Forbes graduated from Pittsburg State University with a Bachelor of Business Administrations degree in Accounting in 1985.

Jay M. Chernosky has served on our Board since August 2020 and is currently a Principal of Travis Energy Partners LP since 2019, Jayco Holdings I, LP since 2005, Jayco Holdings II, LP since 2010, Jayco Holdings LLC since 2005, Bertrand Properties LP and Bertrand Properties, Inc. since 2000, Vargas Properties LP since 2022, which are private family-owned real estate and energy investment entities. Mr. Chernosky was previously a Managing Director of the Energy & Power Corporate & Investment Banking group at Wells Fargo Securities from 2009 until his retirement in 2019. Mr. Chernosky joined Wells Fargo’s predecessor firm Wachovia Securities (formerly First Union) in 1993 as a co-founder of the energy practice. Prior to joining Wells Fargo Securities, Mr. Chernosky worked in various capacities in the Energy Division of First City, Texas - Houston for 10 years. During his career, Mr. Chernosky was charged with developing strategic and financial ideas and solutions for relationships he managed for the bank and was also responsible for the origination and execution of public and private capital markets activities, including equities, bonds, convertibles, private placements, loan syndications and merger and acquisition advisory services. During this time, Mr. Chernosky’s primary focus was on the upstream sector of the oil and gas industry.

Currently, Mr. Chernosky serves on the board of directors of Colt Midstream LLC, a private gas gathering and processing company focused in the Fort Worth Basin of Texas since 2019. Mr. Chernosky also serves on the regional board of directors of OneGoal Houston, a non-profit organization geared to increase the success rate of college admission and graduation for youth attending high school in low-income districts since 2012. In addition, Mr. Chernosky serves on the Endowment Board of the Christian Community Service Center since 2010.

Mr. Chernosky has previously served on the board of directors and is an active member of the Houston Producers’ Forum, the Houston Energy Finance Group and the regional board of the Independent Petroleum Association of America. Mr. Chernosky graduated from The University of Texas at Austin with a Bachelor of Business Administration in 1981 and received a Master of Business Administration from the University of Houston in 1983. Mr. Chernosky is also a graduate of the Southwestern Graduate School of Banking at Southern Methodist University in 1993.

Keith A. Covington has served on our Board since August 2020 and is an active real estate investor specializing in residential properties in southern California for the past 28 years, most recently serving as a General Partner for Magnolia Partners since 2002.

Mr. Covington is an independent director on the board of directors of Gores Holdings IX, Inc. (Nasdaq: GHIX) (a Special Purpose Acquisition Company (“SPAC”)), and a member of both its audit and compensation committees since its January 2022 IPO for $525 million, which will target acquisitions in any industry or sector and will have an operational focus. Mr. Covington was an independent director on the board of directors of Gores Holdings VII, Inc., a SPAC, and a member of both its audit and compensation committees since its February 2021 IPO for $550 million, which was liquidated to stockholders at par in December 2022.

Mr. Covington was a founding board member of Pure Resources, an energy company engaged in the exploration and development of oil and gas properties which had a market capitalization of over $1 billion and served such directorship from 2000 to 2002. As an independent director for over two years, Mr. Covington served as chairman of the audit committee and member of the compensation committee of Pure Resources and was a co-member of the special committee responsible for evaluating, negotiating and recommending on behalf of company shareholders the acquisition of Pure Resources to Unocal Corporation (acquired by Chevron Corporation) in October 2002.

Mr. Covington served in various capacities over 11 years at Davis Companies from 1991 to 2002, where he was Vice President and earlier served as Principal of Stone Canyon Venture Partners, LLC. Mr. Covington’s tenure included responsibility in the real estate and private equity/venture capital groups within the organization. Investment and operational experience within these areas included investments in trophy commercial and mixed-use real estate assets, gaming ventures, a chain of upscale health clubs, resort properties and hotels, a restaurant and a technology company. His responsibilities included extensive independent due diligence for potential acquisitions, financial analysis and comprehensive asset management for equity investments in real estate assets and operating companies valued at over $10 billion. Prior professional experience includes Janss Corporation, a Santa Monica, CA real estate developer where he was responsible for due diligence and financial structuring and leasing of residential and commercial real estate projects from 1989 to 1990. Mr. Covington started his career as a Financial Analyst at PaineWebber Group Inc. (UBS Investment Bank) in New York with experience in real estate investment banking transactions including sale/leasebacks and the firm’s largest initial public offering and real estate master limited partnership from 1985 to 1987. Mr. Covington received his Master of Business Administration from the Stanford Graduate School of Business and earned a Bachelor of Arts cum laude in Economics from Claremont McKenna College. Mr. Covington maintains a California real estate broker’s license and has maintained board governance expertise through participation in KPMG’s Audit Committee Institute. Mr. Covington has previously served as Chief Financial Officer for the El Segundo Senior Housing Board for over five years.

Jason A. Edgeworth has served as an Investment and Asset Manager for the John Paul DeJoria family office since 2020 with responsibility for diligence, execution and investor relations.

Previously, Mr. Edgeworth served as an Executive Director of Investment & Merchant Banking at U.S. Capital Advisors LLC from 2013 to 2020. Mr. Edgeworth’s responsibilities included diligence, execution and investor communications with a focus on equity market transactions, including initial public offerings, follow on equity offerings, at-the-market equity offerings and preferred equity offerings, for public E&P companies and midstream companies. Mr. Edgeworth also advised on merchant banking and private equity transactions for the midstream and service sectors of the oil and gas industry both domestically and internationally.

From 2008 to 2012, Mr. Edgeworth served as an equity analyst at CLW Investments and Twin Eagle Resource Management and also AEW Europe and Curzon Global Partners where he focused on the energy sector and commercial and mixed-use real estate.

Mr. Edgeworth serves on or has served on the board of several companies including Borealis Alaska Oil, Inc. and Badger Midstream Energy, LP. Mr. Edgeworth graduated from the University of St. Andrews in 2008 with a Master of Arts in International Relations. Mr. Edgeworth is a Chartered Alternative Investment Analyst.

Sharon F. Fulgham has served on our Board since August 2020 and is currently a partner of the Fulgham Hampton Law Group since August 2017. Ms. Fulgham has also been associated with Carlisle Title since December 2016 and has been their corporate attorney since November 2019. Prior to working at Fulgham Law Firm, P.C., Ms. Fulgham was a partner at Kelly Hart & Hallman from January 2016 to November 2016 and an associate at Kelly Hart & Hallman from 2009 to 2016. During her legal career, Ms. Fulgham has represented numerous public and private companies in litigation matters including commercial and employment disputes. Specifically, she has extensive experience representing companies in the oil and gas sector, as well as experience in the title industry preparing title documents for real estate closings and instruction to brokers and realtors.

Over the past decade, Ms. Fulgham has served the Fort Worth community extensively through the Junior League of Fort Worth, Inc. (the “Junior League”), a charitable nonprofit organization of women committed to promoting volunteerism, developing the potential of women and improving communities, both as a community volunteer and in leadership roles within the organization. She served as Vice President of Administration and sat on the board of directors from 2015 to 2016. Ms. Fulgham is currently a sustaining member and served on the Junior League’s Legal Committee from 2019 to 2022. Ms. Fulgham is also involved in the Young Men’s Service League, a national nonprofit made up of mothers and their teenage sons who volunteer together to serve their local communities, and has served on the board of directors for the local chapter since 2021. Ms. Fulgham graduated cum laude from Texas Christian University with a Bachelor of Science in Biology in 2000 and went on to obtain her Juris Doctorate from the University of Houston in 2004.

Larry C. Oldham has served on our Board since August 2020 and currently serves as a Manager and Advisor of Gateway Royalty VI LLC (“Gateway VI”) since 2022. Gateway VI is the sixth entity of the Gateway Royalty companies, which were founded by Chris Oldham, Mr. Oldham’s son, and have been successful in acquiring oil and gas minerals and royalties in the Utica Shale since 2012. Mr. Oldham is also a Manager of Gateway Royalty III LLC since 2016, Gateway Royalty IV LLC since 2018 and Gateway Royalty V LLC since 2019. In addition, Mr. Oldham has been actively advising Gateway Royalty II LLC and Gateway Royalty I LLC since 2014 and 2012, respectively.

Additionally, Mr. Oldham serves as Manager of Oldham Properties, Ltd. since 1990. Mr. Oldham currently serves as an Operating Partner in Mountain Capital LLC, a private equity firm out of Houston, Texas since 2015 and has served on the board of directors of Saddleback Exploration Inc., a private oil and gas company headquartered in Tulsa, Oklahoma. Mr. Oldham is also a member of the board of directors of the West Texas A&M University Foundation.

In 1979, Mr. Oldham founded Parallel Petroleum Corporation (“Parallel”), an independent energy company headquartered in Midland, Texas, which engaged in the acquisition, development and production of long-lived oil and gas properties, primarily in the Permian Basin. Parallel completed its initial public offering in 1980 and in December 2009 was acquired by an affiliate of Apollo Global Management, Inc. (formerly known as Apollo Global Management, LLC), which was sold to Samsung C&T Corporation in December of 2011. Prior to the sale to Apollo Global Management, Inc., Mr. Oldham served as Parallel’s President from 1994 to 2009, Chief Executive Officer from 2004 to 2009 and director from 1979 until 2009. During Mr. Oldham’s years at Parallel, some of the most notable property acquisitions were the Fullerton Property in Andrews County, Diamond M Canyon Reef Field in Scurry County and the acquisition of all of Fina’s West Texas assets in July 1999. In 1992, Parallel was an early adopter of 3D seismic and drilled several Canyon Reef discoveries in Howard County, Texas and several discoveries in the Yegua/Frio Trend onshore the Gulf Coast of Texas. In 2005, horizontal drilling was successfully implemented in the Wolfcamp formation in New Mexico and the Barnett Shale in Tarrant County, Texas. In 2014, Parallel drilled the first of several horizontal wells in the Harris Field, which were large producing wells completed with engineered fracs. Parallel was the forerunner of this highly successful completion technique.

Prior to Parallel’s formation, Mr. Oldham was employed by Dorchester Gas Corporation from 1976 to 1979 and KPMG Peat Marwick, LLP from 1975 to 1976. Mr. Oldham earned a Bachelor of Business Administration in Accounting from West Texas State University (now West Texas A&M University) in 1975 and was a 2012 Distinguished Alumni Award recipient. Mr. Oldham is a certified public accountant and is a member of the Permian Basin Landman’s Association and the Permian Basin Producers Association.

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

●	Restrictions in the Term Loan Credit Agreement, the Senior Credit Facility Agreement and any future debt agreements could limit HighPeak Energy’s growth and ability to engage in certain activities.
●

Our ability to repurchase shares under our recently announced share repurchase program is subject to certain considerations, and any share repurchases thereunder could increase the volatility of our stock prices and could diminish our cash reserves.

●	Our existing and future indebtedness may adversely affect our cash flows and ability to operate our business, remain in compliance and repay our debt.
●	Our results of operations and cash flows vary significantly from year to year due to the cyclical nature of the crude oil and natural gas industry.
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

●	Volatility in the political, legal and regulatory environment ahead of the upcoming U.S. presidential election and political instability or armed conflict in crude oil or natural gas producing regions, such as the ongoing war between Russia and Ukraine, the Israel-Hamas conflict and OPEC+ policy decisions could have a material adverse impact on our business, financial condition or future results.
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

●

The unavailability or high cost of drilling rigs, equipment, supplies, personnel, frac crews and oilfield services due to commodity price volatility or supply constraints as a result of the conflict in Ukraine, the Israel-Hamas conflict, elevated interest rates and associated policies of the Federal Reserve could adversely affect HighPeak Energy’s ability to execute its development plans within its budget and on a timely basis and consequently could materially and adversely affect our cash flows and results of operations.

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

Risks Related to Ownership of our Securities

●

We are evaluating strategic alternatives, including a possible sale of our business, and there can be no assurance that we will be successful in identifying or completing any strategic alternative transactions, that any such strategic alternative transactions will result in additional value for our shareholders or that the process will not have an adverse impact on our business and shareholders.

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

The prices HighPeak Energy receives for its crude oil, NGL and natural gas production heavily influence its revenue, profitability, access to capital, future rate of growth and the carrying value of its properties. The markets for crude oil and natural gas have been volatile historically and are likely to remain volatile in the future. For example, during the period from January 1, 2020 through December 31, 2023, the calendar month average NYMEX WTI crude oil price per Bbl ranged from a low of $16.70 to a high of $114.34, and the last trading day NYMEX natural gas price per MMBtu ranged from a low of $1.50 to a high of $9.35. For the month of April 2020, the calendar month average NYMEX WTI crude oil price was $16.70 per Bbl and the last trading day NYMEX natural gas price was $1.63 per MMBtu. One of the factors which caused the fall in prices was OPEC+ being unable to reach an agreement on production levels for crude oil, which resulted in Saudi Arabia and Russia initiating efforts to increase production. The convergence of these events, along with the significantly reduced demand because of the COVID-19 pandemic, created an unprecedented global crude oil and natural gas supply and demand imbalance, reduced global crude oil and natural gas storage capacity, caused crude oil and natural gas prices to decline significantly and resulted in continued volatility in crude oil, NGL and natural gas prices into the second quarter of 2020. Prices have recovered to pre-pandemic levels, with the calendar month average NYMEX WTI crude oil price of $72.12 per Bbl and the last trading day NYMEX natural gas price of $2.71 per MMBtu for the month of December 2023. However, there can be no certainty that commodity prices will sustain at these levels or continue to increase.

Likewise, NGL, which are made up of ethane, propane, isobutane, normal butane and natural gasoline, each of which has different uses and pricing characteristics, have also fluctuated widely during this period. The prices HighPeak Energy receives for its production, and the levels of HighPeak Energy’s production, will depend on numerous factors beyond HighPeak Energy’s control, which include the following:

●	worldwide and regional economic conditions, including elevated interest rates and associated policies of the Federal Reserve, impacting the global supply and demand for crude oil, NGL and natural gas;
●	the price and quantity of foreign imports of crude oil, NGL and natural gas;
●	domestic and global political and economic conditions, such as the upcoming U.S. presidential election, the ongoing conflict in Ukraine, the Israel-Hamas conflict, socio-political unrest and instability, terrorism or hostilities in or affecting other producing regions or countries, including the Middle East, Africa, South America and Russia;
●	the occurrence or threat of epidemic or pandemic diseases, such as the recent outbreak of COVID-19, or any government response to such occurrence or threat;
●	actions of OPEC, its members and other state-controlled crude oil companies relating to crude oil price and production controls;
●	the level of global exploration, development and production;
●	the level of global inventories;
●	prevailing prices, and expectations regarding future prices, on local price indexes in the areas in which HighPeak Energy operates;
●	the proximity, capacity, cost and availability of gathering and transportation facilities;
●	localized and global supply and demand fundamentals and transportation availability;
●	the cost of exploring for, developing, producing and transporting reserves;
●	weather conditions and natural disasters;
●	technological advances affecting energy consumption;
●	the price and availability of alternative fuels, including the potential acceleration of the development of alternative fuels as a result of the IRA 2022 or otherwise;
●	expectations about future commodity prices; and
●	U.S. federal, state and local and non-U.S. governmental regulation and taxes.

Lower commodity prices may reduce HighPeak Energy’s cash flow and access to capital markets. If HighPeak Energy is unable to obtain needed capital or financing on satisfactory terms, its ability to develop future reserves could be adversely affected. Also, using lower prices in estimating proved reserves may result in a reduction in proved reserve volumes due to economic limits. In addition, sustained periods with lower crude oil and natural gas prices may adversely affect drilling economics and HighPeak Energy’s ability to raise capital, which may require it to re-evaluate and postpone or eliminate its development program, and result in the reduction of some proved undeveloped reserves and related standardized measure. If HighPeak Energy is required to curtail its drilling program, HighPeak Energy may be unable to hold leases that are scheduled to expire, which may further reduce reserves. As a result, a substantial or extended decline in commodity prices may materially and adversely affect HighPeak Energy’s future business, financial condition, results of operations, liquidity and ability to finance planned capital expenditures.

Reserve estimates depend on many assumptions that may turn out to be inaccurate. Any material inaccuracies in reserve estimates or underlying assumptions will materially affect the quantities and present value of reserves.

Numerous uncertainties are inherent in estimating quantities of crude oil and natural gas reserves. Our estimates of our SEC reserves are based upon average commodity prices over the prior 12 months, which may not reflect actual prices received for our production. For example, our reserve volumes and PV-10 as disclosed in this Annual Report are based on assumed commodity prices of $78.22 per Bbl of crude oil and NGL and $2.637 per MMBtu of natural gas as of December 31, 2023, which are somewhat higher than the December 31, 2023 front-month forward pricing of $71.65 per Bbl of crude oil and $2.514 per Mcf of natural gas. Accordingly, you are cautioned not to place undue weight on our reserve volumes or PV-10 based on such pricing when evaluating our financial condition or an investment in our securities. The process of estimating crude oil and natural gas reserves is complex. It requires interpretations of available technical data and many assumptions, including assumptions relating to current and future economic conditions and commodity prices. Any significant inaccuracies in these interpretations or assumptions could materially affect the estimated quantities and present value of reserves. To prepare the reserve estimates included in this Annual Report, CG&A analyzed available geological, geophysical, production and engineering data and projected the production rates and timing of development expenditures. The extent, quality and reliability of this data can vary. The process also requires economic assumptions about matters such as crude oil and natural gas prices, drilling and operating expenses, capital expenditures, taxes and availability of funds.

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

The crude oil and natural gas industry is capital-intensive. HighPeak Energy has evaluated multiple development scenarios under multiple potential commodity price assumptions. Under its current 2024 development program, HighPeak Energy would expect to incur approximately $450 to $525 million of capital expenditures for drilling, completion, facilities and equipping costs and $50 - $60 million for field infrastructure, land and other costs. The ability to make these capital expenditures will be highly dependent on the price of crude oil and available funding of HighPeak Energy. Commodity prices have recovered from their April 2020 lows, with the calendar month average NYMEX WTI price of $72.12 per Bbl and last trading day NYMEX natural gas price of $2.71 per MMBtu for the month of December 2023. HighPeak Energy began the year with six rigs, then ran a five-rig program from February to mid-April of 2023 and subsequently decreased to a three-rig program beginning in May 2023 and a two-rig program from June 2023 to the end of October 2023 when it increased to a three-rig program through yearend. HighPeak Energy expects to average two (2) drilling rigs and one (1) frac crew during 2024. However, HighPeak Energy recognizes that commodity prices remain highly volatile and that its liquidity is limited, and as a result, there is no certainty that HighPeak Energy will operate a two (2) rig development program in the future.

HighPeak Energy expects to fund its forecasted capital expenditures with cash on its balance sheet, cash generated by operations, through borrowings under the Senior Credit Facility Agreement if needed and, depending on market circumstances, potential future debt or equity offerings. For terms of the Term Loan Credit Agreement and Senior Credit Facility Agreement, see Note 7 of Notes to Consolidated Financial Statements included in “Item 8. Financial Statements and Supplementary Data.”

Cash flows from operations are subject to significant uncertainty. As a result, the amount of liquidity that HighPeak Energy will have in the future is uncertain.

HighPeak Energy’s financing needs may require it to alter or increase its capitalization substantially through the issuance of debt or equity securities or the sale of assets. The availability and cost of these capital sources is cyclical, and these capital sources may not remain available, or we may not be able to obtain financing at a reasonable cost in the future. For example, due to the high levels of inflation in the U.S., the Federal Reserve and other central banks increased interest rates multiple times in 2022 and 2023, and although the Federal Reserve has indicated that such increases have ceased going into 2024, uncertainty remains as to when or if such elevated rates may be decreased. Such increased interest rates have increased the cost of capital and may prevent us from being able to obtain debt financing at favorable rates, or at all, which would materially impact our operations. In addition, conditions in the global capital markets have been volatile due to the conflict in Ukraine, the Israel-Hamas conflict or otherwise, making terms for certain types of financing difficult to predict, and in certain cases, resulting in certain types of financing being unavailable. Further, the issuance of additional indebtedness would require that an additional portion of cash flow from operations be used for the payment of interest and principal on its indebtedness, thereby further reducing its ability to use cash flow from operations to fund working capital, capital expenditures and acquisitions. The issuance of additional equity securities would be dilutive to existing stockholders. The actual amount and timing of future capital expenditures may differ materially from estimates as a result of, among other things: commodity prices; actual drilling results; the availability of drilling rigs and other services and equipment; and regulatory, technological and competitive developments. A reduction in commodity prices from current levels may result in a decrease in actual capital expenditures, which would negatively impact HighPeak Energy’s ability to increase production.

HighPeak Energy’s cash flow from operations and access to capital are subject to several variables, including:

●	the prices at which HighPeak Energy’s production is sold;
●	proved reserves;
●	the amount of hydrocarbons HighPeak Energy is able to produce from its wells;
●	HighPeak Energy’s ability to acquire, locate and produce new reserves;
●	the amount of HighPeak Energy’s operating expenses;
●	cash settlements from HighPeak Energy’s derivative activities;
●	restrictions on capital expenditures in certain circumstances under the Term Loan Credit Agreement or the Senior Credit Facility Agreement;
●	HighPeak Energy’s ability to obtain additional debt financing, including increases to the Term Loan Credit Agreement or the Senior Credit Facility Agreement;
●	the duration and scope of the ongoing war between Russia and Ukraine and conflict in the Middle East, including between Israel and Hamas;
●	HighPeak Energy’s ability to obtain storage capacity for the crude oil it produces;
●	restrictions in the instruments governing HighPeak Energy’s debt on HighPeak Energy’s ability to incur additional indebtedness; and
●	HighPeak Energy’s ability to access the public or private capital markets.

Should HighPeak Energy’s revenues decrease as a result of lower crude oil, NGL and natural gas prices, operational difficulties, declines in reserves or for any other reason, HighPeak Energy may have limited ability to obtain the capital necessary to sustain operations at expected levels. If additional capital is needed, HighPeak Energy may not be able to obtain debt or equity financing on terms acceptable to it, if at all, due to elevated interest rates and associated policies of the Federal reserve, or otherwise. If cash flow generated by HighPeak Energy’s operations or available debt financing, including borrowings under the Credit Agreements, are insufficient to meet its capital requirements, the failure to obtain additional financing could result in a curtailment of the development of HighPeak Energy’s properties, which in turn could lead to a decline in reserves and production and could materially and adversely affect HighPeak Energy’s business, financial condition and results of operations. If HighPeak Energy seeks and obtains additional financing, subject to the restrictions in the instruments governing its existing debt, the addition of new debt to existing debt levels could intensify the operational risks that HighPeak Energy will face. Further, adding new debt could limit HighPeak Energy’s ability to service existing debt service obligations.

Restrictions in the Term Loan Credit Agreement, the Senior Credit Facility Agreement and any future debt agreements could limit HighPeak Energy’s growth and ability to engage in certain activities.

The terms and conditions governing the Term Loan Credit Agreement, the Senior Credit Facility Agreement and any future additional indebtedness are expected to:

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

Our debt instruments also contain provisions that could have the effect of making it more difficult for a third party to acquire control of us. The Term Loan Credit Agreement and the Senior Credit Facility Agreement provide that a change of control constitutes an event of default and would permit the lenders to declare the indebtedness thereunder to be immediately due and payable. Our future credit facilities may contain similar provisions. The need to repay all such indebtedness may deter potential third parties from acquiring us.

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

The Company had an aggregate maximum commitment amount of $100.0 million and commitment amount of $75.0 million with respect to the Senior Credit Facility Agreement as of December 31, 2023. The Term Loan Credit Agreement also limits the amounts HighPeak Energy can borrow under the Senior Credit Facility Agreement to $100.0 million.

Our ability to repurchase shares under our recently announced share repurchase program is subject to certain considerations, and any share repurchases thereunder could increase the volatility of our stock prices and could diminish our cash reserves.

We recently adopted a share repurchase program that authorizes us to repurchase up to an aggregate $75.0 million of shares of our common stock. Our repurchase program expires December 31, 2024 and does not obligate HighPeak to repurchase any specific dollar amount or to acquire any specific number of shares and will depend upon, among other things, our earnings, liquidity, capital requirements, financial condition and other factors deemed relevant by our board of directors. Additionally, our Term Loan Credit Agreement limits our ability to repurchase shares of our common stock. Further, our share repurchases could affect our share trading prices, increase their volatility, reduce our cash reserves and may be suspended or terminated at any time, which may result in a decrease in the trading prices of our stock. Our Board of Directors may amend or suspend the share repurchase program at any time in its discretion. We can provide no assurances that we will repurchase shares of our common stock within the authorized amount or at all.

Our existing and future indebtedness may adversely affect our cash flows and ability to operate our business, remain in compliance and repay our debt.

In September 2023, in connection with the entry into the Term Loan Credit Agreement, the Prior Credit Agreement was terminated.  As of December 31, 2023, we had $1.2 billion of total indebtedness, including $1.2 billion outstanding of our Term Loan Credit Agreement and no indebtedness outstanding under our Senior Credit Facility Agreement, and available capacity under our Senior Credit Facility Agreement of approximately $68.9 million. The entirety of our $1.2 billion of total indebtedness is maturing in 2026.

Among other events of default, an event of default will occur under the Term Loan Credit Agreement and the Senior Credit Facility Agreement if HighPeak Energy should fail to make any payment (whether of principal or interest and regardless of amount) in respect of any material debt, when and as the same shall become due and payable and such failure to pay continues beyond any applicable grace period, or any event or condition occurs that results in any material debt becoming due prior to its scheduled maturity or that enables or permits (with or without the giving of notice, the lapse of time or both) the holder or holders of any material debt or any trustee or agent on its or their behalf to cause any material debt to become due, or to require the redemption thereof or any offer to redeem to be made in respect thereof, prior to its scheduled maturity or require HighPeak Energy to make an offer in respect thereof and such event or condition continues beyond any applicable grace period. In the event of a default under these circumstances, lenders could terminate their commitments to lend or accelerate the loans and declare all amounts borrowed due and payable.

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

However, any alternative financing plans that we undertake, if necessary, may not allow us to meet our debt obligations. We cannot assure you that any refinancing or debt restructuring would be possible, that any assets could be sold or that, if sold, the timing of the sales and the amount of proceeds realized from those sales would be favorable to us or that additional financing could be obtained on acceptable terms. Our inability to generate sufficient cash flows to satisfy our debt obligations, or to obtain alternative financing, could materially and adversely affect our business, financial condition, results of operations and prospects.

Our ability to restructure or refinance our indebtedness will depend on the condition of the capital markets and our financial condition at such time. Any refinancing of our indebtedness could be at higher interest rates and could require us to comply with more onerous covenants, which could further restrict our business operations. The terms of existing or future debt instruments, may restrict us from adopting some of these alternatives. In addition, any failure to make payments of interest or principal on our outstanding indebtedness on a timely basis would likely result in a reduction of our credit rating, which could harm our ability to incur additional indebtedness.

In addition, if we fail to comply with the covenants or other terms of our Credit Agreements, our lenders will have the right to accelerate the maturity of that debt and foreclose upon the collateral, if any, securing that debt. Realization of any of these factors could adversely affect our financial condition.

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

Elevated inflation rates throughout 2023 and inflationary pressures have resulted in and may result in additional increases to the costs of our oilfield goods, services and personnel, which would in turn cause our capital expenditures and operating costs to rise. Due to the high levels of inflation in the U.S., the Federal Reserve and other central banks increased interest rates multiple times in 2022 and 2023, and although the Federal Reserve has indicated that such increases have ceased going into 2024, uncertainty remains as to when or if such elevated rates may be decreased.  To the extent rates remain high, this could have the effects of raising the cost of capital and depressing economic growth, either of which—or the combination thereof—could hurt the financial and operating results of our business. To the extent elevated inflation remains, we may experience further cost increases for our operations, including oilfield services, labor costs and equipment if our drilling activity increases.

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

Volatility in the political, legal and regulatory environments ahead of the upcoming U.S. presidential election and political instability or armed conflict in crude oil or natural gas producing regions, such as the ongoing war between Russia and Ukraine, the Israel-Hamas conflict and OPEC+ policy decisions could have a material adverse impact on our business, financial condition or future results.

Our business, financial condition and future results are subject to political and economic risks and uncertainties, including volatility in the political, legal and regulatory environments ahead of the upcoming U.S. presidential election and instability resulting from civil unrest, political demonstrations, mass strikes or armed conflict or other crises in crude oil or natural gas producing areas such as the ongoing war between Russia and Ukraine and the Israel-Hamas conflict.

The United States and other countries and certain international organizations have imposed broad-ranging and severe economic sanctions on Russia and certain Russian individuals, banking entities and corporations as a response, and additional sanctions may be imposed in the future. This conflict and the resulting sanctions and concerns regarding global energy security have contributed to increases and volatility in the prices for crude oil and natural gas. The length, impact, and outcome of the ongoing war between Russia and Ukraine is highly unpredictable, and such events or any further hostilities in Ukraine or elsewhere could severely impact the world economy and may adversely affect our financial condition. Furthermore, escalations of the Israel-Hamas conflict may result in heightened geopolitical risks for crude oil and natural gas markets, given the significant share of global oil supply in the Middle East. While the Company does not have operations overseas, these conflicts elevate the likelihood of supply chain disruptions, heightened volatility in crude oil and natural gas prices and negative effects on our ability to raise additional capital when required and could have a material adverse impact on our business, financial condition or future results.

Currently, global crude oil inventories are low relative to historical levels and supply from OPEC+ and other crude oil producing nations are not expected to be sufficient to meet forecasted crude oil demand growth for the next few years. It is believed that many OPEC+ countries will be unable to increase their production levels or even produce at expected levels due to their lack of capital investments in developing incremental crude oil supplies over the past few years. In November 2023, OPEC+ determined to reduce production beginning in early 2024 by 2.2 million Bopd, due to the uncertainty surrounding the global economic and crude oil market outlooks. Furthermore, sanctions and import bans on Russian crude oil have been implemented by various countries in response to the war in Ukraine, further impacting global crude oil supply. Still, crude oil and natural gas prices have declined from the highs experienced in second quarter of 2022 and could decrease or increase with any changes in demand due to, among other things, uncertainty and volatility from global supply chain disruptions attributable to the pandemic, the ongoing conflict in Ukraine, the Israel-Hamas conflict, international sanctions, speculation as to future actions by OPEC+, increasing inflation and government efforts to reduce inflation, and possible changes in the overall health of the global economy, including a prolonged recession. Further, the volatility in crude oil and natural gas prices could accelerate a transition away from fossil fuels, resulting in reduced demand over the longer term. To what extent these and other external factors (such as government action with respect to climate change regulation) ultimately impact our future business, liquidity, financial condition, and results of operations is highly uncertain and dependent on numerous factors, including future developments, which are not within our control and cannot be accurately predicted.

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

Production may be interrupted, or shut-in, from time to time for numerous reasons, including as a result of weather conditions, accidents, loss of pipeline, gathering, processing or transportation system access or capacity, various contaminants, field labor issues or strikes, or we might voluntarily curtail production in response to market or other conditions. Some of these risks may be exacerbated by other risks that we face. For instance, the potential exists for some of our wells to produce high levels of hydrogen sulfide, a highly toxic, naturally-occurring gas frequently associated with crude oil and natural gas production. Safe handling of hydrogen sulfide gas requires highly skilled operations and field personnel as well as specialized infrastructure, treating facilities, disposal facilities, and/or third-party sour gas takeaway. If we are unable to successfully secure adequate treatment and/or sour gas takeaway capacity from third parties when and if necessary, our production may be adversely impacted. If a substantial amount of our production is interrupted at the same time, it could adversely affect our cash flows and results of operations.

Certain factors could require HighPeak Energy to shut-in production or cease its capital expenditure program.

During 2020, the reduction in global demand caused by COVID-19, coupled with the actions of foreign crude oil producers such as Saudi Arabia and Russia, materially decreased global crude oil prices and generated a surplus of crude oil. This significant surplus created a saturation of storage and caused imminent crude storage constraints, which led to, and in the future may further lead to the shut-in of production of our wells due to the lack of sufficient markets or the lack of availability and capacity of processing, gathering, storing and transportation systems. Additionally, several state crude oil and natural gas authorities, including the TRRC, implemented or considered implementing crude oil and natural gas production limits in an effort to stabilize declining commodity prices. To the extent adopted, such production limits could not only reduce our revenue, but also, if wells are required to be shut-in for extended periods of time due to such production limits, result in expenditures related to well plugging and abandonment. Cost increases necessary to bring wells back online may be significant enough that such wells would become uneconomic at low commodity price levels, which may lead to decreases in HighPeak Energy’s proved reserve estimates and potential impairments and associated charges to its earnings. HighPeak Energy curtailed the majority of its production in April 2020. However, prices increased, and HighPeak Energy management began returning its wells to production in mid-July 2020. As of December 31, 2023, HighPeak Energy was running a three-rig program and expects to average two (2) drilling rigs and one (1) frac crew during 2024 under our current development plan. HighPeak Energy will continue to monitor the extent by which prices continue to increase and/or stabilize as we execute our capital expenditure program. Any shut-in or curtailment of the crude oil, NGL and natural gas produced from HighPeak Energy’s fields could adversely affect its financial condition and results of operations.

Certain of the undeveloped leasehold acreage of HighPeak Energy’s assets is subject to leases that will expire over the next several years unless production is established on units containing the acreage or the leases are renewed.

As of December 31, 2023, approximately 64% of HighPeak Energy’s acreage was held by production. Generally, the leases for net acreage not held by production will expire at the end of their primary term unless production is established in paying quantities under the units containing these leases or the leases are extended or renewed. From 2024 through 2026, approximately 21%, 14% and 1%, respectively, of the net acreage associated with the leases are set to expire. If the leases expire and HighPeak Energy is unable to renew the leases, HighPeak Energy will lose its right to develop the related properties. Although HighPeak Energy intends to hold substantially all these leases through its development drilling program or extend substantially all the net acreage associated with identified drilling locations through a combination of exploratory and development drilling, a portion of such leases may be extended or renewed. Additionally, any payments related to such extensions or renewals may be more than anticipated. Please see “Items 1 and 2: Business and Properties—Reserve Data—Undeveloped Acreage Expirations” for more information regarding acreage expirations and our plans for extending our acreage. HighPeak Energy’s ability to drill and develop its acreage and establish production to maintain its leases depends on a number of uncertainties, including crude oil, NGL and natural gas prices, the availability and cost of capital, drilling and production costs, availability of drilling services and equipment, drilling results, lease expirations, gathering system and pipeline transportation constraints, access to and availability of water sourcing, frac sand and distribution systems, regulatory approvals and other factors.

Certain factors could require HighPeak Energy to write-down the carrying values of its crude oil and natural gas properties, including commodity prices decreasing to a level such that future undiscounted cash flows from its properties are less than their carrying value.

Accounting rules require that HighPeak Energy periodically review the carrying value of its properties for possible impairment, whenever changes in events or circumstances indicate that the carrying value of its properties may not be recoverable. If there is an indication the carrying value of the assets may not be recovered, an impairment loss is recognized if the sum of the expected future cash flows is less than the carrying amount of the assets. Based on prevailing commodity prices and specific market factors and circumstances at the time of prospective impairment reviews, and the continuing evaluation of development plans, production data, economics and other factors, HighPeak Energy may be required to write-down the carrying value of its properties. A write-down constitutes a non-cash impairment charge to earnings. Historically, crude oil, NGL and natural gas prices have been volatile. For example, during the period from January 1, 2020 through December 31, 2023, the calendar month average NYMEX WTI crude oil price per Bbl ranged from a low of $16.70 to a high of $114.34, and the last trading day NYMEX natural gas price per MMBtu ranged from a low of $1.50 to a high of $9.35.

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

HighPeak Energy’s operations involve utilizing some of the latest drilling and completion techniques as developed by HighPeak Energy and its service providers. The difficulties HighPeak Energy may face drilling horizontal wells may include, among others:

●	landing its wellbore in the desired drilling zone;
●	staying in the desired drilling zone while drilling horizontally through the formation;
●	Running and cementing casing throughout the wellbore; and
●	being able to run tools and other equipment consistently through the horizontal wellbore.

Difficulties that HighPeak Energy may face while completing its wells include the following, among others:

●	the ability to fracture stimulate the planned number of stages;
●	the ability to run tools the entire length of the wellbore during completion operations; and
●	the ability to successfully clean out the wellbore after completion of the final fracture stimulation stage.

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

In May 2021, the Company entered into a crude oil marketing contract with Delek as the purchaser and DKL Permian Gathering, LLC (“DKL”) as the gatherer and transporter. The contract includes the Company’s current and future crude oil production from the majority of its horizontal wells in Flat Top where DKL is constructing a crude oil gathering system and custody transfer meters to most of the Company’s central tank batteries. The contract contains a minimum volume commitment commencing October 2021 based on the gross barrels delivered at the Company’s central tank battery facilities and is 5,000 Bopd for the first year, 7,500 Bopd for the second year and 10,000 Bopd for the remaining eight years of the contract. However, the Company has the ability under the contract to cumulatively bank excess volumes delivered to offset future minimum volume commitments. For the period from October 1, 2021 to December 31, 2023, the Company has delivered approximately 29,600 Bopd under the contract. The remaining monetary commitment as of December 31, 2023, if the Company never delivers any additional volumes under the agreement, is approximately $7.8 million.

The Company is party to an amended agreement whereby it has agreed to purchase at least 1.6 million tons of frac sand over a two-year period beginning July 1, 2022. There are stipulations in the agreement that reduce this commitment should we experience a downturn in crude oil prices. As of December 31, 2023, the Company has purchased approximately 1.2 million tons of frac sand under the contract.  However, generally if the Company never takes delivery of any additional frac sand under the agreement, the monetary commitment that remains as of December 31, 2023 is approximately $9.5 million.

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

HighPeak is required under the Term Loan Credit Agreement and Senior Credit Facility Agreement to hedge certain quantities of its projected crude oil production. Hedging transactions expose HighPeak Energy to risk of financial loss if a counterparty fails to perform under a derivative contract. Disruptions in the financial markets could lead to sudden decreases in a counterparty’s liquidity, which could make them unable to perform under the terms of the derivative contract and HighPeak Energy may not be able to realize the benefit of the derivative contract. Derivative instruments also expose HighPeak Energy to the risk of financial loss in some circumstances, including when there is an increase in the differential between the underlying price in the derivative instrument and actual prices received or there are issues with regard to legal enforceability of such instruments.

The use of derivatives may, in some cases, require the posting of cash collateral with counterparties. If HighPeak Energy enters into derivative instruments that require cash collateral and commodity prices or interest rates change in an adverse manner, our cash otherwise available for use in operations would be reduced which could limit HighPeak Energy’s ability to make future capital expenditures and make payments on indebtedness. Future collateral requirements will depend on arrangements with counterparties, highly volatile crude oil, NGL and natural gas prices and interest rates.

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

Standardized measure is a reporting convention that provides a common basis for comparing crude oil and natural gas companies subject to the rules and regulations of the SEC. Standardized measure requires historical twelve-month pricing as required by the SEC as well as operating and development costs prevailing as of the date of computation. For example, our reserve volumes and PV-10 as disclosed in this Annual Report are based on assumed commodity prices of $78.22 per Bbl of crude oil and NGL and $2.637 per MMBtu of natural gas as of December 31, 2023, which are substantially higher than December 31, 2023 front-month forward pricing of $71.65 per Bbl of crude oil and $2.514 per Mcf of natural gas. Consequently, it may not reflect the prices ordinarily received or that will be received for crude oil and natural gas production because of varying market conditions, nor may it reflect the actual costs that will be required to produce or develop the crude oil and natural gas properties. As a result, estimates included in this Annual Report of future net cash flow may be materially different from the future net cash flows that are ultimately received. Therefore, the standardized measure of estimated reserves included in this Annual Report should not be construed as an accurate estimate of the current fair value of such proved reserves. Accordingly, you are cautioned not to place undue weight on our reserve volumes or PV-10 based on such pricing when evaluating our financial condition or an investment in our securities.

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

From time to time, HighPeak Energy enters into agreements to effect certain acquisitions, whereby it acquires crude oil and natural gas producing properties and undeveloped acreage. To the extent these acquisitions include producing crude oil and natural gas properties, acquiring crude oil and natural gas properties requires HighPeak Energy to assess reservoir and infrastructure characteristics, including such assets and/or other recoverable reserves, future crude oil and natural gas prices and their applicable differentials, development and operating costs, and potential liabilities, including environmental liabilities. In connection with these assessments, HighPeak Energy performs a review of the subject properties that it believes to be generally consistent with industry practices. Such assessments are inexact and inherently uncertain. For these reasons, the properties that HighPeak Energy acquires, or may acquire in the future, may not produce as expected. In connection with the assessments, HighPeak Energy performs a review of the subject properties, but such a review may not reveal all existing or potential problems. In the course of due diligence, HighPeak Energy may not review every well, pipeline or associated facility. HighPeak Energy cannot necessarily observe structural and environmental problems, such as groundwater contamination, when a review is performed. HighPeak Energy may be unable to obtain contractual indemnities from the seller for liabilities created prior to HighPeak Energy’s purchase of the property. HighPeak Energy may be required to assume the risk of the physical condition of the properties in addition to the risk that the properties may not perform in accordance with its expectations. Additionally, the success of future acquisitions will depend on HighPeak Energy’s ability to integrate effectively the then-acquired business into its then-existing operations. The process of integrating acquired assets may involve unforeseen difficulties and may require a disproportionate amount of managerial and financial resources. HighPeak Energy’s failure to achieve consolidation savings, to incorporate the additionally acquired assets into its then-existing operations successfully, or to minimize any unforeseen operational difficulties, or the failure to acquire future assets at all, could have a material adverse effect on its financial condition and results of operations.

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

HighPeak Energy’s operations are substantially dependent on the availability of frac sand and water. Restrictions on its ability to obtain frac sand and water may have an adverse effect on its financial condition, results of operations and cash flows.

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

As of December 31, 2023, the Company’s assets contained 74,569 MBoe of proved undeveloped reserves, or PUDs, consisting of 60,923 MBbls of crude oil, 7,913 MBbls of NGL and 34,400 MMcf of natural gas. Development of these proved undeveloped reserves may take longer and require higher levels of capital expenditures than anticipated. Estimated future development costs relating to the development of such PUDs at December 31, 2023 are approximately $1.5 billion over the next five (5) years. HighPeak Energy’s ability to fund these expenditures is subject to several risks. See “—HighPeak Energy’s development projects and acquisitions will require substantial capital expenditures. HighPeak Energy may be unable to obtain required capital or financing on satisfactory terms, which could reduce its ability to access or increase production and reserves.” Delays in the development of reserves, increases in costs to drill and develop such reserves or decreases in commodity prices will reduce the value of the estimated PUDs and future net revenues estimated for such reserves and may result in some projects becoming uneconomic. In addition, delays in the development of reserves could cause HighPeak Energy to have to reclassify PUDs as unproved reserves. Furthermore, there is no certainty that HighPeak Energy will be able to convert PUDs to developed reserves or that undeveloped reserves will be economically viable or technically feasible to produce.

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

HighPeak Energy expects to sell its production to a relatively small number of customers, as is customary in the crude oil and natural gas business. For the year ended December 31, 2023, there were two purchasers that accounted for approximately 96% of our revenue (one at approximately 82% and one at approximately 14%) and for the years ended December 31, 2022 and 2021, there was one purchaser that accounted for approximately 88% and 94% of our revenue, respectively. No other purchaser accounted for 10% or more of such revenues during such period. The loss of any such greater than 10% purchaser could adversely affect HighPeak Energy’s revenues in the short term. See the section entitled “Items 1 and 2: Business and Properties—Operations—Marketing and Customers” for additional information. HighPeak Energy expects to depend upon these or other significant purchasers for the sale of most of its crude oil and natural gas production. HighPeak Energy cannot ensure that it will continue to have ready access to suitable markets for its future crude oil and natural gas production.

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

In addition, the Term Loan Credit Agreement and Senior Credit Facility Agreement impose certain limitations on HighPeak Energy’s ability to enter into mergers or combination transactions and on HighPeak Energy’s and its restricted subsidiaries’ ability to incur certain indebtedness, which could indirectly limit its ability to acquire assets and businesses.

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

The unavailability or high cost of drilling rigs, equipment, supplies, personnel, frac crews and oilfield services due to commodity price volatility or supply constraints as a result of the conflict in Ukraine, the Israel-Hamas conflict, elevated interest rates and associated policies of the Federal Reserve could adversely affect HighPeak Energy’s ability to execute its development plans within its budget and on a timely basis and consequently could materially and adversely affect our cash flows and results of operations.

The demand for drilling rigs, pipe and other equipment and supplies, as well as for qualified and experienced field personnel to drill wells and conduct field operations, geologists, geophysicists, engineers and other professionals in the crude oil and natural gas industry, can fluctuate significantly, often in correlation with crude oil, NGL and natural gas prices, causing periodic shortages of equipment, supplies and needed personnel. Additionally, supply constraints due to the conflict in Ukraine, the Israel-Hamas conflict, elevated interest rates and associated policies of the Federal Reserve has increased the cost of oilfield services. HighPeak Energy’s operations are concentrated in areas in which oilfield activity levels have previously increased rapidly. If that were to happen again, demand for drilling rigs, equipment, supplies and personnel may increase the costs for these services. Access to transportation, processing and refining facilities in these areas may become constrained resulting in higher costs and reduced access for those items. Historically, crude oil, NGL and natural gas prices have been volatile. For example, during the period from January 1, 2020 through December 31, 2023, the calendar month average NYMEX WTI crude oil price per Bbl ranged from a low of $16.70 to a high of $114.34, and the last trading day NYMEX natural gas price per MMBtu ranged from a low of $1.50 to a high of $9.35. For the month of April 2020, the calendar month average NYMEX WTI crude oil price was $16.70 and last trading day NYMEX natural gas price was $1.63 per MMBtu. However, prices have since increased. To the extent commodity prices improve in the future, the demand for and prices of these goods and services are likely to increase and HighPeak Energy could encounter delays in or an inability to secure the personnel, equipment, power, services, resources and facilities access necessary for it to resume or increase HighPeak Energy’s development activities, which could result in production volumes being below its forecasted volumes. In addition, any such negative effect on production volumes, or significant increases in costs, could have a material adverse effect on cash flow and profitability. Furthermore, if it is unable to secure a sufficient number of drilling rigs at reasonable costs, HighPeak Energy may not be able to drill all its acreage before its leases expire.

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

Under the Energy Policy Act of 2005, FERC has civil penalty authority under the Natural Gas Act of 1938 to impose penalties for current violations of up to $1,544,521 per day for each violation (annually adjusted for inflation) and disgorgement of profits associated with any violation. While our operators’ operations have not been regulated by the FERC as a natural gas company under this law, the FERC has adopted regulations that may subject certain of our operators’ otherwise non-FERC jurisdictional facilities to the FERC annual reporting requirements. Our operators also must comply with the anti-market manipulation rules enforced by the FERC. Additional rules and legislation pertaining to those and other matters may be considered or adopted by the FERC from time to time. Additionally, the FTC has regulations intended to prohibit market manipulation in the petroleum industry with authority to fine violators of the regulations civil penalties of up to $1,472,546 per day (annually adjusted for inflation) and the CFTC prohibits market manipulation in the markets regulated by the CFTC, including similar anti-manipulation authority with respect to crude oil swaps and futures contracts as that granted to the CFTC with respect to crude oil purchases and sales. The CFTC rules subject violators to a civil penalty of up to the greater of $1,450,040 per day (annually adjusted for inflation) or triple the monetary gain to the person for each violation. Failure to comply with those regulations in the future could subject our operators to civil penalty liability, as described in “Items 1 and 2: Business and Properties—Regulation of the Crude Oil and Natural Gas Industry.”

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

In the United States, no comprehensive climate change legislation has been implemented at the federal level, though federal law such as the IRA 2022 advances numerous climate-related objectives. However, with the U.S. Supreme Court finding that GHG emissions constitute a pollutant under the CAA, the EPA has adopted rules that, among other things, establish construction and operating permit reviews for GHG emissions from certain large stationary sources, require the monitoring and annual reporting of GHG emissions from certain petroleum and natural gas system sources in the United States, and together with the DOT, implement GHG emissions limits on vehicles manufactured for operation in the United States. The regulation of methane from crude oil and natural gas facilities has been subject to uncertainty in recent years. Although, in September 2020, the Trump Administration revised prior promulgated regulations to rescind certain methane standards and remove the transmission and storage segments from the source category for certain regulations, the U.S. Congress approved, and President Biden signed into law, a resolution under the Congressional Review Act to repeal the September 2020 revisions, effectively reinstating the prior standards. Additionally, in December 2023, the EPA finalized a rule that established OOOOb as new source and OOOOc as first-time existing source standards of performance for methane and VOC emissions for the crude oil and natural gas source category. Under the final rule, owners or operators of affected emission units or processes will have two years to prepare and submit their plans to impose methane emission controls on existing sources. The presumptive standards under the final rule are generally the same for both new and existing sources, including enhanced leak detection using optical gas imaging and subsequent repair requirements, reduction of regulated emissions through capture and control systems, zero-emission requirements for certain equipment or processes, operations and maintenance requirements and requirements for “green well” completions. The rule also establishes a “super-emitter” response program to timely mitigate emissions events as detected by governmental agencies or qualified third parties, triggering certain investigation and repair requirements. Separately, various states and groups of states have adopted or are considering adopting legislation, regulations or other regulatory initiatives that are focused on such areas as GHG cap and trade programs, carbon taxes, reporting and tracking programs, and restriction of emissions. At the international level, the United Nations-sponsored “Paris Agreement” requires member states to submit non-binding, individually-determined reduction goals every five years after 2020. President Biden has recommitted the United States to the Paris Agreement and in April 2021, announced a goal of reducing the United States’ emissions by 50-52% below 2005 levels by 2030. In November 2021, the international community gathered again in Glasgow at COP26, during which multiple announcements were made, including a call for parties to eliminate certain fossil fuel subsidies and pursue further action on non-CO2 GHGs. Relatedly, the United States and European Union jointly announced the launch of the “Global Methane Pledge,” which aims to cut global methane pollution at least 30% by 2030 relative to 2020 levels, including “all feasible reductions” in the energy sector. These goals were reaffirmed at COP27, and countries were called upon to accelerate their efforts, though no firm commitments were made. At COP28, the parties entered into an agreement to transition away from fossil fuels in energy systems and increase renewable energy capacity, though no timeline for doing so was set. The impacts of these actions cannot be predicted at this time. For more information, see the section entitled “Items 1 and 2. Business and Properties—Regulation of Environmental and Occupational Safety and Health Matters— Regulation of Greenhouse Gas Emissions.”

Governmental, scientific and public concern over the threat of climate change arising from GHG emissions has resulted in increasing political risks in the United States, including climate change related pledges made by certain candidates in public office. On January 27, 2021, President Biden signed an executive order calling for substantial action on climate change, including, among other things, the increased use of zero-emissions vehicles by the federal government, the elimination of subsidies provided to the fossil fuel industry and increased emphasis on climate-related risks across agencies and economic sectors. Additional actions that could be pursued by the Biden Administration may include more restrictive requirements for the establishment of pipeline infrastructure or the permitting of LNG export facilities. For example, on January 26, 2024, President Biden announced a temporary pause on pending decisions on new exports of LNG to countries that the U.S. does not have free trade agreements with, pending Department of Energy review. Litigation risks are also increasing, as a number of entities have sought to bring suit against crude oil and natural gas companies in state or federal court, alleging, among other things, that such companies created public nuisances by producing fuels that contributed to climate change or that such companies have been aware of the adverse effects of climate change for some time but defrauded their investors or customers by failing to adequately disclose those impacts.

There are also increasing financial risks for fossil fuel producers as shareholders currently invested in fossil-fuel energy companies concerned about the potential effects of climate change may elect in the future to shift some or all their investments into other sectors. Institutional lenders who provide financing to fossil-fuel energy companies also have become more attentive to sustainable lending practices and some of them may elect not to provide funding for fossil fuel energy companies. For example, at COP26, the Glasgow Financial Alliance for Net Zero (“GFANZ”) announced that commitments from over 450 firms across 45 countries had resulted in over $130 trillion in capital committed to net zero goals. The various sub-alliances of GFANZ generally require participants to set short-term, sector-specific targets to transition their financing, investing and/or underwriting activities to net zero by 2050. There is also a risk that financial institutions will be required to adopt policies that have the effect of reducing the funding provided to the fossil fuel sector. In late 2020, the Federal Reserve announced it has joined the NGFS and, in November 2021, issued a statement in support of the efforts of the NGFS to identify key issues and potential solutions for the climate-related challenges most relevant to central banks and supervisory authorities. In September 2022, the Federal Reserve announced that six of the U.S.’ largest banks will participate in a pilot climate scenario analysis exercise, which took place throughout 2023, to enhance the ability of firms and supervisors to measure and manage climate-related financial risk. Limitation of investments in and financing for fossil fuel energy companies could result in the restriction, delay or cancellation of drilling programs or development or production activities. In addition, the SEC proposed a rule requiring registrants to make certain climate-related disclosures, including emissions data. The final rule remains pending, and we cannot predict its final form or substance. To the extent the rules impose additional reporting obligations, we could face increased costs. Some states have also enacted or are considering climate-related disclosure requirements. Additionally, we cannot predict how financial institutions and investors might consider any information disclosed under a final rule when making investment decisions, and as a result it is possible that we could face increases with respect to the costs of, or restrictions imposed on, our access to capital. For more information, see the section entitled “Items 1 and 2. Business and Properties—Regulation of Environmental and Occupational Safety and Health Matters— Regulation of Greenhouse Gas Emissions.”

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

In addition, a number of lawsuits have been filed in some states, including Texas, alleging that disposal well operations have caused damage to neighboring properties or otherwise violated state and federal rules regulating waste disposal. In response to these concerns, regulators in some states are seeking to impose additional requirements, including requirements in the permitting of produced water disposal wells or otherwise to assess the relationship between seismicity and the use of such wells. For example, Texas has imposed certain limits on the permitting or operation of disposal wells in areas with increased instances of induced seismic events. In some instances, regulators may also order that disposal wells be shut-in. In September 2021, the TRRC issued a notice to operators in the city of Midland area to reduce daily injection volumes following multiple earthquakes above a 3.5 magnitude over an 18-month period. The notice also required disposal well operators to provide injection data to TRRC staff to further analyze seismicity in the area. Subsequently, the TRRC ordered the indefinite suspension of all deep crude oil and natural gas produced water injection wells in the area, effective December 31, 2021. The response area was expanded to cover an additional 17 wells following another earthquake in December 2022. Additional response areas have been established, most recently the Northern Culberson-Reeves Seismic Response Area, where 23 deep disposal well permits were suspended in December 2023.

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

HighPeak Energy will require continued access to capital and its business and operating results could be harmed by factors such as the availability, terms of and cost of capital, increases in interest rates or a reduction in credit rating. HighPeak Energy uses, and expects to continue to use debt financing, including borrowings under the Credit Agreements, to finance a portion of its future growth, and these changes could cause its cost of doing business to increase, limit its ability to pursue acquisition opportunities, reduce cash flow used for drilling and place HighPeak Energy at a competitive disadvantage. Recent and continuing disruptions and volatility in the global financial markets may lead to a contraction in credit availability impacting its ability to finance its operations. A significant reduction in cash flows from operations or the availability of credit could materially and adversely affect its ability to achieve its planned growth and operating results.

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

Cyber-security attacks in particular are becoming more sophisticated and include, but are not limited to, installation of malicious software, attempts to gain unauthorized access to data and systems, and other electronic security breaches that could lead to disruptions in critical systems, unauthorized release of confidential or otherwise protected information and corruption of data. For example, in May 2021, Colonial Pipeline’s digital systems were infected by a ransomware attack that caused the shutdown of the pipeline for several days and the payment of an approximate $4.4 million ransom. The U.S. government also has issued public warnings that indicate that energy assets might be specific targets of cybersecurity threats. These events could damage our reputation and lead to financial losses from remedial actions, loss of business or potential liability.

The regulatory environment surrounding data privacy and protection is constantly evolving and can be subject to significant change. New laws and regulations governing data privacy and the unauthorized disclosure of personal or confidential information pose increasingly complex compliance challenges and could potentially elevate our costs. Any failure to comply with these laws and regulations could result in significant penalties and legal liability. We continue to monitor and assess the impact of these laws, which in addition to penalties and legal liability, could impose significant costs for investigations and compliance, require us to change our business practices and carry significant potential liability for our business should we fail to comply with any such applicable laws.

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

Risks Related to Ownership of our Securities

We are evaluating strategic alternatives, including a possible sale of our business, and there can be no assurance that we will be successful in identifying or completing any strategic alternative transactions, that any such strategic alternative transactions will result in additional value for our shareholders or that the process will not have an adverse impact on our business and shareholders.

Our Board continues to evaluate a range of strategic alternative transactions to maximize shareholder value, including a potential sale of the Company. These transactions could include, but are not limited to, acquisitions, debt refinancing transactions, asset divestitures, monetization of intellectual property, and mergers, reverse mergers or other business combinations. Because we have publicly approved the undertaking of this process, the market price of our common stock may reflect an expectation that shares of our common stock may be acquired at a premium in the near future.

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

HighPeak Energy may not be able to pay dividends on our common stock.

Our Board of Directors may elect to declare cash dividends on our common stock, subject to our compliance with applicable law and the Credit Agreements. The decision to pay any future dividends is solely within the discretion of, and subject to approval by, our Board of Directors, and we have no obligation to pay any dividends at any time. Our Board of Director’s determination with respect to any such dividends, including the record date, the payment date and the actual amount of the dividend, will depend upon our profitability and financial condition, contractual restrictions, restrictions imposed by applicable law and other factors that the Board of Directors deems relevant at the time of such determination.

The Principal Stockholder Group has significant influence over HighPeak Energy.

The Principal Stockholder Group owns approximately 67% of HighPeak Energy’s common stock as of December 31, 2023. This includes an aggregate of approximately one million shares of common stock purchased by the Principal Stockholder Group in connection with the Company’s underwritten equity offering in July 2023, which further increased the Principal Stockholder Group’s ownership in the Company. As long as the Principal Stockholder Group owns or controls a significant percentage of HighPeak Energy’s outstanding voting power, subject to the terms of the Stockholders’ Agreement (as defined below), they will have the ability to influence certain corporate actions requiring stockholder approval. Under the Stockholders’ Agreement, the Principal Stockholder Group will be entitled to nominate a specified number of directors for appointment to the Board so long as the Principal Stockholder Group meets certain ownership criteria outlined in the Stockholders’ Agreement. For more information about the Stockholders’ Agreement, see the section entitled “Certain Relationships and Related Transactions, and Director Independence.”

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

●

sales of substantial amounts of HighPeak Energy common stock by the Principal Stockholder Group, our directors, executive officers or significant stockholders, or the perception that such sales could occur; and

●

general economic and political conditions such as recessions, interest rates, fuel prices, international currency fluctuations, OPEC+’s ability to continue to agree to limit production among its members and acts of war or terrorism.

HighPeak Energy is a “controlled company” within the meaning of Nasdaq rules and qualifies for exemptions from certain corporate governance requirements. As a result, you do not have the same protections afforded to stockholders of companies that are not exempt from such corporate governance requirements.

The Principal Stockholder Group collectively owns a majority of HighPeak Energy’s outstanding voting stock. Therefore, HighPeak Energy is a controlled company within the meaning of Nasdaq corporate governance standards. Under Nasdaq rules, a company of which more than 50% of the voting power is held by an individual, company or group of persons acting together is a controlled company and may elect not to comply with certain Nasdaq corporate governance requirements, including the requirements that:

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

The Second Amended and Restated Certificate of Incorporation designates the Court of Chancery of the State of Delaware as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers or employees.

The Second Amended and Restated Certificate of Incorporation (“A&R Charter”) provides that, unless HighPeak Energy consents in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware (“Court of Chancery”) will, to the fullest extent permitted by applicable law and subject to applicable jurisdictional requirements, be the sole and exclusive forum for (i) any derivative action or proceeding as to which the Delaware General Corporation Law (“DGCL”) confers jurisdiction upon the Court of Chancery, (ii) any action asserting a claim of breach of a fiduciary duty owed by any director, officer or other employee of HighPeak Energy to HighPeak Energy or its stockholders, (iii) any action asserting a claim against HighPeak Energy, its directors, officers or employees arising pursuant to any provision of the DGCL, the A&R Charter or HighPeak Energy’s bylaws or (iv) any action asserting a claim against HighPeak Energy, its directors, officers or employees that is governed by the internal affairs doctrine, in each case except for such claims as to which (a) the Court of Chancery determines that it does not have personal jurisdiction over an indispensable party, (b) exclusive jurisdiction is vested in a court or forum other than the Court of Chancery or (c) the Court of Chancery does not have subject matter jurisdiction. The forum selection provision is not intended to apply to claims arising under the Securities Act or the Exchange Act. To the extent the provision could be construed to apply to such claims, there is uncertainty as to whether a court would enforce such provision in connection with such claims. Stockholders will not be deemed, by operation of Article 8 of the A&R Charter alone, to have waived claims arising under the federal securities laws and the rules and regulations promulgated thereunder.

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

HighPeak Energy is an “emerging growth company” within the meaning of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and HighPeak Energy takes advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, reduced disclosure obligations regarding executive compensation in HighPeak Energy’s periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. As a result, HighPeak Energy’s stockholders may not have access to certain information they may deem important. HighPeak Energy could be an emerging growth company for up to five years (i.e., until December 31, 2025), although circumstances could cause HighPeak Energy to lose that status earlier, including if the market value of HighPeak Energy’s equity held by non-affiliates exceeds $700 million as of any June 30 before that time, in which case HighPeak Energy would no longer be an emerging growth company as of the following December 31. HighPeak Energy cannot predict whether investors will find its securities less attractive because HighPeak Energy will rely on these exemptions. If some investors find HighPeak Energy’s common stock less attractive as a result of HighPeak Energy’s reliance on these exemptions, the trading prices of HighPeak Energy’s common stock may be lower than they otherwise would be, there may be a less active trading market for HighPeak Energy’s common stock and the trading prices of HighPeak Energy’s common stock may be more volatile.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 1C. CYBERSECURITY

Overview

HighPeak Energy maintains a cybersecurity program that aims to protect the confidentiality, integrity, and availability of data required by our business to be stored, analyzed, transported, and/or processed. The Company has implemented various internal and external controls and processes, including internal risk assessment and policy implementation, to incorporate a risk-based cybersecurity framework to monitor and mitigate security threats and other strategies to increase security for our information, facilities, and infrastructure.

Risk Management and Strategy

The Company recognizes the risk that cybersecurity threats pose to our operations, and cybersecurity is an important component of our overall risk management strategy. HighPeak Energy’s cybersecurity team consists of certain of our executive officers as well as internal and third-party cybersecurity personnel. The cybersecurity team, led by professionals with cybersecurity expertise across multiple industries, takes a cross-functional approach to addressing these risks and engages in discussions with the Board and our executive management team on an as-needed basis.

We have implemented a monitoring and detection system to help promptly identify cybersecurity incidents. We also require our employees and contractors to receive annual cybersecurity awareness training. We perform cybersecurity tabletop exercises to test the effectiveness of our incidence response plan (“IRP”) and implement post-incident “lessons learned” to enhance our response. We provide our system users with access consistent with the principle of least privilege, which requires that such users be given no more access than necessary to complete their job functions. We have also implemented a multi-factor authentication process for employees accessing company information. We use encryption methods to protect sensitive data. This includes the encryption of our customer data, financial information, and other confidential data. We have programs in place to monitor our retained data with the goal of identifying personal identifiable information and taking appropriate actions to secure the data.

Third parties also play a role in the Company’s approach to cybersecurity and its associated risk management framework. HighPeak Energy leverages technological tools and partners with the goal of augmenting and enabling the efforts of its internal cybersecurity team. Separately, management and oversight of the risks from cybersecurity threats associated with our engagement of third-party service providers is included in our internal auditing processes. In connection with and pursuant to the IRP, our incident response team, made up of management, employees and third-party cybersecurity personnel, works collaboratively across HighPeak Energy to carry out a program that has been designed to protect our information system from cybersecurity threats, assess and manage risks arising from any such threats, and to respond to potential cybersecurity incidents.

We have an IRP that delineates the procedures to be followed for handling a variety of cybersecurity incidents; categorizes potential cybersecurity incidents and the required timeframe for reporting each; establishes cybersecurity incident response levels; provides for investigations designed to help us to meet applicable legal obligations, including possible notification requirements; and outlines the roles and responsibilities for various personnel in the event of a cybersecurity incident.

Governance

The Board, in coordination with the Audit Committee, is responsible for the oversight of risks from cybersecurity threats. The responsibilities of the Audit Committee include overseeing policies and management systems for cybersecurity matters and reviewing HighPeak Energy’s strategy, objectives, and policies relative to cybersecurity. In addition, the Board and the Audit Committee receive regular presentations and reports on cybersecurity risks that address a range of topics, including developments, technological trends or tools, third party updates, and regulatory standards. The HighPeak Energy IRP calls for prompt and timely direct notifications and updates to the Board (or its committees) as necessary in connection with cybersecurity incidents deemed to have a moderate or higher business impact, even if immaterial. On a periodic basis, the Board and the Audit Committee discuss our approach to cybersecurity with our executive officers and cybersecurity personnel.

Management plays a role in assessing and managing our material risks from cybersecurity threats through membership on our cybersecurity team, as well as by making final materiality determinations and disclosures and other compliance decisions, as reflected in the HighPeak Energy IRP.

Impact of Risks from Cybersecurity Threats

As of the date of this Report, though the Company and our service providers have experienced certain cybersecurity incidents, we are not aware of any previous cybersecurity threats that have materially affected, or are reasonably likely to materially affect, the Company, including our business strategy, results of operations or financial condition. Notwithstanding the approach we take to cybersecurity, we may not be successful in preventing or mitigating a cybersecurity incident that could have a material adverse effect on us.

For more information on our cybersecurity related risks, see “Item 1A. Risk Factors” for additional information.

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

Holders

As of February 29, 2024, there were 41 holders of record of HighPeak Energy common stock and 5 holders of record of HighPeak Energy’s warrants.

Dividend Policy

On July 6, 2021, the Company announced the initiation of a quarterly cash dividend in the amount of $0.025 per share of our common stock payable quarterly which began with the third quarter of 2021 and continued quarterly through the fourth quarter of 2023. The Company also approved a special dividend of $0.075 per share of common stock that was paid in July 2021. During the first quarter of 2024, the Company announced an increase in its quarterly cash dividends to $0.04 per share of our common stock. The decision to pay any future dividends is solely within the discretion of, and subject to approval by, our Board. Our Board’s determination with respect to any such dividends, including the record date, the payment date and the actual amount of the dividend, will depend upon our profitability and financial condition, contractual restrictions, restrictions imposed by applicable law and other factors that the Board deems relevant at the time of such determination. In addition, the Term Loan Credit Agreement and the Senior Credit Facility Agreement place certain restrictions on our ability to pay cash dividends.

Stock Performance Graph

The following performance graph and related information shall not be deemed “soliciting material” or to be “filed” with the SEC, nor shall the information be incorporated by reference into any future filing under the Securities Act or Exchange Act except to the extent that the Company specifically incorporate it be reference to such filing.

The graph below compares the cumulative total stockholder return on the Company’s common stock during the period from August 24, 2020 through December 31, 2023, with cumulative total returns during the same period for the Standard & Poor’s (“S&P”) 500 Index and the S&P Oil and Gas Exploration & Production Index.

The stock price performance included in this graph is not necessarily indicative of future stock price performance.

ITEM 6. RESERVED

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the other sections of this Annual Report, including but not limited to “Items 1 and 2. Business and Properties—Regulation of the Crude Oil and Natural Gas Industry.” Historical financial statements and related notes included elsewhere in this Annual Report. This discussion contains “forward-looking statements” reflecting our current expectations, estimates and assumptions concerning events and financial trends that may affect our future operating results or financial position. Actual results and the timing of events may differ materially from those contained in these forward-looking statements due to a number of factors. Factors that could cause or contribute to such differences include, but are not limited to, market prices for crude oil and natural gas, capital expenditures, economic and competitive conditions, regulatory changes and other uncertainties, as well as those factors discussed below and elsewhere in this Annual Report. Please read Cautionary Statement Concerning Forward-Looking Statements. Also, please read the risk factors and other cautionary statements described under “Part I, Item 1A. Risk Factors.” We assume no obligation to update any of these forward-looking statements, except as required by applicable law. See the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 filed with the SEC on March 6, 2023 for a discussion of the Company’s 2022 results of operations compared with the Company’s 2021 results of operations.

Overview

HighPeak Energy, Inc., a Delaware corporation, was formed in October 2019, is an independent crude oil and natural gas exploration and production company that explores for, develops and produces crude oil, NGL and natural gas in the Permian Basin in West Texas, more specifically, the Midland Basin. The Company’s assets are located primarily in Howard and Borden Counties, Texas, and to a lesser extent Scurry and Mitchell Counties, which lie within the northeastern part of the crude oil-rich Midland Basin. As of December 31, 2023, the assets consisted of two highly contiguous leasehold positions of approximately 143,187 gross (131,636 net) acres, approximately 64% of which were held by production, with an average working interest of 92%. Our acreage is composed of two core areas, Flat Top primarily in the northern portion of Howard County extending into southern Borden County, southwest Scurry County and northwest Mitchell County and Signal Peak in the southern portion of Howard County. We operate approximately 98% of the net acreage across the Company’s assets and more than 90% of the net operated acreage provides for horizontal wells with lateral lengths of 10,000 feet or greater. For the year ended December 31, 2023, approximately 93% and 7% of sales volumes from the assets were attributable to liquids (both crude oil and NGL) and natural gas, respectively. As of December 31, 2023, HighPeak Energy was developing its properties using three (3) drilling rigs and one (1) frac crew and expects to average two (2) drilling rigs and one (1) frac crew during 2024 under our current development plan.

The markets for the commodities produced by our industry strengthened in 2021 and continued to remain strong through 2023 and into 2024, although the market has decreased from 2022 levels overall, as a result of increased demand outpacing increased supply for each of the commodities we produce. Prices for the commodities produced by our industry improved from historic lows in 2020, with crude oil and natural gas prices reaching their highest average annual price since 2014 in 2022 before cooling off slightly in 2023. However, commodity markets, unavailability or high cost of drilling rigs, equipment, supplies, personnel, frac crews and oilfield services or supply constraints remain subject to heightened levels of uncertainty as a result of the war in Ukraine, the conflict between Israel and Hamas, elevated interest rates and associated policies of the Federal Reserve, which could adversely affect HighPeak Energy’s ability to execute on its capital plan. Despite continuing impacts of these and other factors and future uncertainty, we expect to maintain our ability to sustain strong operational performance and financial stability while maximizing returns, improving leverage metrics, and increasing the value of our Midland Basin assets.  Additionally, the impact of inflation as well as elevated interest rates continue to have a negative impact on our cash flows and results of operations.

Recent Events

Share Repurchase Program. In February 2024, the Board approved a repurchase program of up to $75 million of the Company’s common stock.  The approval grants HighPeak’s management the authority to repurchase shares opportunistically in the open market from time to time, through block trades, in privately negotiated transactions or by such other means which comply with applicable state and federal laws.  This is the Company’s first authorization for a stock repurchase program since its founding.

The Company intends to fund the repurchases from available working capital, cash provided from operations and borrowings under its Senior Credit Facility Agreement.  The timing, number and value of shares repurchased under the program will be at the discretion of management and the Board of Directors and will depend on a number of factors, including general market and economic conditions, business conditions, the trading price of the Company’s common stock, the nature of other investment opportunities available to the Company and compliance with the Company’s debt and other agreements.  The stock repurchase program does not obligate HighPeak to acquire any particular dollar amount or number of shares of its common stock and the stock repurchase program may be suspended from time to time, modified, extended or discontinued by the Company’s Board of Directors.  The stock repurchase program authority will expire December 31, 2024.

Debt Refinancing. In September 2023, we completed a refinancing of our long-term debt in its entirety by entering into an agreement with Texas Capital Bank (“Texas Capital”) as the administrative agent and Chambers Energy Management, LP (“Chambers”) as collateral agent and lenders from time-to-time party thereto to establish a term loan (“Term Loan Credit Agreement”) totaling $1.2 billion in borrowings, less a 2.5% original issue discount of $30.0 million at closing and customary debt issuance costs which totaled approximately $24.0 million. The Term Loan Credit Agreement matures on September 30, 2026. Loans under the Term Loan Credit Agreement bear interest at a rate per annum equal to the Adjusted Term SOFR (as defined in the Term Loan Credit Agreement) plus an applicable margin of 7.50%. To the extent that a payment default exists and is continuing, at the election of the Required Lenders (as defined in the Term Loan Credit Agreement) under the Term Loan Credit Agreement, all amounts outstanding under the Term Loan Credit Agreement will bear interest at 2.00% per annum above the rate and margin otherwise applicable thereto. The Company is able to repay any amounts borrowed prior to the maturity date, subject to a concurrent payment of (i) the Make-Whole Amount (as defined in the Term Loan Credit Agreement) for any optional prepayment prior to the date 18 months after the closing date, (ii) 1.00% of the principal amount being repaid for any optional prepayment on or after the date 18 months after the closing date but prior to the date 24 months after the closing date and (iii) without any premium for any optional prepayment on or after the date that is 24 months after the closing date. The Term Loan Credit Agreement is guaranteed by the Company and certain of its subsidiaries and is secured by a first lien security interest in substantially all assets of the Company and certain of its subsidiaries.

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

Simultaneously with the closing of the Term Loan Credit Agreement, the Company entered into a collateral agency agreement (the “Collateral Agency Agreement”) among the Company, Texas Capital, as collateral agent, Chambers, as term representative, and Mercuria Energy Trading SA as first-out representative prior to giving effect to that certain Collateral Agency Joinder – Additional First-Out Debt, dated as of November 1, 2023 and Fifth Third Bank, National Association as first-out representative after giving effect to that certain Collateral Agency Joinder – Additional First-Out Debt, dated as of November 1, 2023.

The Collateral Agency Agreement provides for the appointment of Texas Capital, as collateral agent, for the present and future holders of the first lien obligations (including the obligations of the Company and certain of its subsidiaries under the Term Loan Credit Agreement) to receive, hold, administer and distribute the collateral that is at any time delivered to Texas Capital or the subject of the Security Documents (as defined in the Collateral Agency Agreement) and to enforce the Security Documents and all interests, rights, powers and remedies of Texas Capital with respect thereto or thereunder and the proceeds thereof.

On November 1, 2023, but included in part of the refinancing of the Company’s overall long-term debt, the Company entered into a Senior Credit Facility Agreement with Fifth Third Bank, National Association (“Fifth Third”) as the administrative agent and collateral agent and a number of banks included in the syndicate to establish a senior revolving credit facility (“Senior Credit Facility Agreement”) that matures on September 30, 2026. The Senior Credit Facility Agreement has aggregate maximum commitments of $100.0 million with current commitments of $75.0 million. Loans under the Senior Credit Facility Agreement bear interest at either the Adjusted Term SOFR (as defined in the Senior Credit Facility Agreement) or the Base Rate (as defined in the Senior Credit Facility Agreement) at the Company’s option, plus an applicable margin ranging (i) for Adjusted Term SOFR loans, from 4.00% to 5.00%, and (ii) for Base Rate loans, from 3.00% to 4.00%, in each case calculated based on the ratio at such time of the outstanding principal loan amounts to the aggregate amount of lenders’ commitments. To the extent that a payment default exists and is continuing, at the election of the Required Lenders (as defined in the Senior Credit Facility Agreement) under the Senior Credit Facility Agreement, all amounts outstanding under the Senior Credit Facility Agreement will bear interest at 2.00% per annum above the rate and margin otherwise applicable thereto. The Company is able to repay any amounts borrowed prior to the maturity date without premium or penalty. The Senior Credit Facility Agreement is guaranteed by the Company and certain of its subsidiaries and is secured by a first lien security interest in substantially all assets of the Company and certain of its subsidiaries.

Underwritten equity offering.  In July 2023, we completed an underwritten equity offering of 14,835,000 shares of common stock at a price of $10.50, netting proceeds to the Company of approximately $151.2 million that was used for working capital and to otherwise enhance near-term liquidity. Certain of our existing stockholders, including the John Paul DeJoria Family Trust, a holder of approximately 12% of our common stock, and Jack Hightower, our Chief Executive Officer and Chairman of our Board of Directors, and entities and individuals associated with them, purchased an aggregate 10,029,070 shares in the offering. The underwriters in such offering received a reduced underwriting discount on such shares purchased by these persons or entities compared with the other shares sold to the public in the offering.

Dividends and dividend equivalents. In January, April, July and October 2023, the Board declared a quarterly dividend of $0.025 per share of common stock outstanding which resulted in a total of $2.8 million, $2.8 million, $3.2 million and $3.2 million, respectively, in dividends being paid on February 24, 2023, May 25, 2023, August 25, 2023 and November 22, 2023, respectively. In addition, under the terms of the LTIP, the Company paid a dividend equivalent per share to all vested stock option holders of $282,000 in February 2023, $286,000 in May 2023, $334,000 in August 2023 and $348,000 in November 2023 and accrued a dividend equivalent per share to all unvested stock option holders which is payable upon vesting, assuming no forfeitures. In addition, the Company accrued an additional combined $53,000 in February 2023, $53,000 in May 2023, $54,000 in August 2023 and $54,000 in November 2023 in dividends on the restricted stock issued to directors, management directors and certain employees that will be payable upon vesting.

Acquisitions. During the year ended December 31, 2023, the Company incurred a total of $15.1 million in acquisition costs primarily to acquire additional bolt-on undeveloped acreage contiguous to its Flat Top and Signal Peak operating areas.

Crude Oil and Natural Gas Industry Considerations. Since mid-2020, crude oil prices have improved, with demand steadily increasing.  In addition, sanctions and import bans on Russia have been implemented by various countries in response to the war in Ukraine, further impacting global crude oil supply. As a result of crude oil and natural gas supply constraints, there have been significant increases in European energy costs, which have resulted in inflationary pressures throughout Europe, increasing prospects of recession in many countries throughout the continent. In April 2023, OPEC announced production cuts of around 1.16 million Bopd.  On June 4, 2023, OPEC agreed to extend these previously announced production cuts through the end of 2024.  On July 3, 2023, Saudi Arabia announced it was extending voluntary cuts through August 2023. However, as a result of current global supply and demand imbalances, crude oil and natural gas prices remain strong, although down from the prior year. In addition, the war between Russia and Ukraine and ongoing conflict between Israel and Hamas and other tensions in the Middle East have resulted in global supply chain disruptions, which has led to significant cost inflation. Such impacts may also be exacerbated by recent developments in the Israel-Hamas conflict. Specifically, the Company’s 2023 and 2024 capital program has been and continues to be impacted by higher inflation in steel, diesel, chemical prices and services, among other items.

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

Outlook

HighPeak Energy’s financial position and future prospects, including its revenues, operating results, profitability, liquidity, future growth and the value of its assets, depend heavily on prevailing commodity prices. The crude oil and natural gas industry is cyclical and commodity prices are highly volatile and subject to a high degree of uncertainty. For example, during the period from January 1, 2020 through December 31, 2023, the calendar month average NYMEX WTI crude oil price per Bbl ranged from a low of $16.70 to a high of $114.34, and the last trading day NYMEX natural gas price per MMBtu ranged from a low of $1.50 to a high of $9.35.

The markets for the commodities produced by our industry strengthened in 2021 and continued to remain strong through 2023 and into 2024, although the market has decreased from 2022 levels overall, as a result of increased demand outpacing increased supply for each of the commodities we produce. Prices for the commodities produced by our industry improved from historic lows in 2020, with crude oil and natural gas prices reaching their highest average annual price since 2014. However, there are many factors beyond the Company’s control, including commodity markets, unavailability or high cost of drilling rigs, equipment, supplies, personnel, frac crews and oilfield services or supply constraints remain subject to heightened levels of uncertainty as a result of the conflicts in Russia and Ukraine and in Israel and Hamas, elevated interest rates and associated policies of the Federal Reserve, which could adversely affect HighPeak Energy. For additional information on the risks, see “Part I, Item 1A. Risk Factors.”

Given the dynamic nature of this situation, the Company is maintaining flexibility in its capital plan as indicated by its recent shift to an anticipated two (2) drilling rig program for 2024.  The Company will continue to evaluate drilling and completion activity on an economic basis, with future activity levels assessed monthly.  Despite continuing impacts of the factors listed above and future uncertainty, we are focused on maintaining our ability to sustain strong operational performance and financial stability while maximizing returns, improving leverage metrics, and increasing the value of our Midland Basin assets.

Strategic Alternatives

On January 23, 2023, the Company announced the intention of its Board to initiate a process to evaluate certain strategic alternatives to maximize shareholder value, including a potential sale of the Company. Texas Capital Securities and Wells Fargo Securities, LLC have been retained as a financial advisors with respect to this strategic alternatives process. To date, however, this process has been exploratory in nature and accordingly remains in preliminary stages, with our discussions to date with prospective counterparties generally excluding substantive discussions regarding potential valuation, structure or other key transaction terms. The Company has not set a timetable for the conclusion of this review, nor has it made any decisions related to any further actions or potential strategic alternatives at this time. There can be no assurance that the review will progress beyond this exploratory phase or result in any transaction or other strategic change or outcome. The Company does not intend to comment further regarding the strategic alternatives process unless and until our Board has approved a specific course of action or we have otherwise determined that further disclosure is appropriate or required by law.

Financial and Operating Performance

The Company’s financial and operating performance for the year ended December 31, 2023 included the following highlights:

•	Net income for the year ended December 31, 2023 was $215.9 million ($1.58 per diluted share) compared with $236.9 million for the year ended December 31, 2022. The primary components of the $21.0 million decrease in net income include:

•

a $246.7 million increase in DD&A expense due to an 86% increase in daily sales volumes as a result of the Company’s successful horizontal drilling program, in addition to a 28% increase in the DD&A rate from $19.89 to $25.51 per Boe primarily as a result of significant inflationary pressures on capital costs;

•

a $27.3 million increase in loss on extinguishment of debt as a result of the Company refinancing its debt which resulted in the recognition of a loss thereon, which included $22.8 million of unamortized debt issuance costs and discounts and a make whole premium on the 10.625% Senior Notes of $4.5 million;

•	a $97.3 million increase in interest expense due to the increase in the Company’s overall indebtedness and increased amortization of debt issuance costs and discounts;

•

a $75.8 million increase in lease operating expenses related primarily to the increased well count and production from the Company’s successful horizontal drilling program, increased power and chemical costs, repair and maintenance costs and other inflationary pressures;

•

a $20.0 million increase in production and ad valorem taxes, primarily attributable to the 86% increase in daily sales volumes as a result of the Company’s successful horizontal drilling program partially offset by 21% lower production taxes on a dollar per Boe basis due to lower overall realized prices of 21%, excluding the effects of derivatives;

•	an $8.3 million increase in the Company’s other expenses primarily attributable to a contract settlement and repairs made in response to a fire at one of our production facilities;

•	a $4.1 million increase in the Company’s general and administrative expenses primarily attributable to increased employee count, salary increases and annual bonuses in addition to increased internal and external audit costs and legal expenses as a result of the growth of the Company; and

•	a $4.1 million increase in exploration and abandonments expense primarily due to an increase in leasehold abandonments and plugging and abandonment expenses related to legacy vertical wells;

Partially offset by:

•

a $355.6 million increase in crude oil, NGL and natural gas revenues due to an 86% increase in daily sales volumes resulting from the Company’s successful horizontal drilling program, partially offset by a 21% decrease in average realized commodity prices per Boe, excluding the effects of derivatives;

•

a $87.6 million increase in the Company’s net derivative instruments gain from a $60.0 million loss to a $27.6 million gain year over year as a result of its crude oil commodity contracts entered into and the decrease in crude oil prices thereafter;

•	a $9.5 million decrease in the Company’s income tax expense primarily due to the net income realized during 2023 being less than the net income realized during 2022;

•	a $7.4 million decrease in the Company’s stock-based compensation expense as a result of fewer stock options being issued relative to the prior period; and

•	a $2.6 million increase in the Company’s interest income due to the increased cash on hand (interest-bearing) subsequent to the closing of the Term Loan Credit Agreement.

•

During the year ended December 31, 2023, average daily sales volumes totaled 45,577 Boepd, an increase of 86% over 2022, due to the Company’s successful horizontal drilling program in the Permian Basin.

•	Weighted average realized crude oil prices per Bbl decreased during the year ended December 31, 2023 to $78.26, excluding the effects of derivatives, compared with $94.61 for 2022. Weighted average realized NGL prices per Bbl decreased during the year ended December 31, 2023 to $21.51, compared with $35.67 for 2022. Weighted average realized natural gas prices per Mcf decreased to $1.56 during the year ended December 31, 2023, compared with $5.36 during 2022.

•	Cash provided by operating activities totaled $756.4 million for the year ended December 31, 2023, compared with $504.0 million for the year ended December 31, 2022.

Derivative Financial Instruments

Derivative financial instrument exposure. As of December 31, 2023, the Company was a party to the following open crude oil derivative financial instruments.

						Enhanced Collars & Deferred
					Swaps	Premium Puts
						Floor or		Deferred
						Strike	Ceiling	Premium
Settlement Month	Settlement Year	Type of Contract	Bbls Per Day	Index	Price per Bbl	Price per Bbl	Price per Bbl	Payable per Bbl
Crude Oil:
Jan - Mar	2024	Swap	4,000	WTI	$84.00	$—	$—	$—
Jan - Mar	2024	Collar	6,000	WTI	$—	$80.00	$100.00	$3.50
Jan - Mar	2024	Put	20,000	WTI	$—	$66.44	$—	$5.00
Apr - Jun	2024	Swap	4,000	WTI	$84.00	$—	$—	$—
Apr - Jun	2024	Collar	5,500	WTI	$—	$69.73	$95.00	$0.61
Apr - Jun	2024	Put	14,000	WTI	$—	$60.41	$—	$5.00
Jul - Sep	2024	Swap	4,000	WTI	$84.00	$—	$—	$—
Jul - Sep	2024	Collar	1,500	WTI	$—	$69.00	$95.00	$0.85
Jul - Sep	2024	Put	14,000	WTI	$—	$60.41	$—	$5.00
Oct - Dec	2024	Swap	5,500	WTI	$76.37	$—	$—	$—
Oct - Dec	2024	Collar	10,600	WTI	$—	$65.68	$90.32	$1.85
Oct - Dec	2024	Put	2,000	WTI	$—	$58.00	$—	$5.00
Jan - Mar	2025	Swap	5,500	WTI	$76.37	$—	$—	$—
Jan - Mar	2025	Collar	8,000	WTI	$—	$65.00	$90.00	$2.12
Jan - Mar	2025	Put	2,000	WTI	$—	$58.00	$—	$5.00
Apr - Jun	2025	Swap	5,500	WTI	$76.37	$—	$—	$—
Apr - Jun	2025	Collar	7,000	WTI	$—	$65.00	$90.08	$2.28
Apr - Jun	2025	Put	2,000	WTI	$—	$58.00	$—	$5.00
Jul - Sep	2025	Swap	3,000	WTI	$75.85	$—	$—	$—
Jul - Sep	2025	Collar	7,000	WTI	$—	$65.00	$90.08	$2.28
Jul - Sep	2025	Put	2,000	WTI	$—	$58.00	$—	$5.00

The estimated fair value of the outstanding open derivative financial instruments as of December 31, 2023 was a net asset of $34.4 million which is included in current assets, noncurrent assets, current liabilities and noncurrent liabilities on the Company’s consolidated balance sheet as of December 31, 2023. During the year ended December 31, 2023, the Company recognized a net derivative gain of $27.6 million, including a $51.8 million mark-to-market gain partially offset by $24.2 million in net monthly settlement payments.

Subsequent to yearend, the Company entered into fixed price basis swaps for the spread between the Cushing, Oklahoma crude oil price and the Midland WTI crude oil price. The weighted average differential represents the amount of premium to the Cushing, Oklahoma crude oil price for the notional volumes covered by the basis swap contracts as shown below.

					Swaps
Settlement Month	Settlement Year	Type of Contract	Bbls Per Day	Index	Weighted Average Differential per Bbl
Crude Oil:
Jan - Mar	2024	Basis Swap	16,484	Argus WTI Midland	$1.12
Apr - Jun	2024	Basis Swap	25,000	Argus WTI Midland	$1.12
Jul - Sep	2024	Basis Swap	25,000	Argus WTI Midland	$1.12
Oct - Dec	2024	Basis Swap	25,000	Argus WTI Midland	$1.12

Operations and Drilling Highlights

Average daily crude oil, NGL and natural gas sales volumes are as follows:

Year Ended December 31, 2023
Crude Oil (Bbls)	38,041
NGL (Bbls)	4,239
Natural Gas (Mcf)	19,777
Total (Boe)	45,577

The Company's liquids production was 93% of total production on a Boe basis for the year ended December 31, 2023.

Costs incurred are as follows (in thousands):

Year Ended December 31, 2023
Unproved property acquisition costs	$11,777
Proved acquisition costs	3,308
Total acquisitions	15,085
Development costs	481,528
Exploration costs	527,502
Total finding and development costs	1,024,115
Asset retirement obligations	6,048
Total costs incurred	$1,030,163

Development/service and exploration/extension drilling activity is as follows:

	Year Ended December 31, 2023
	Development/ Service	Exploration/ Extension
Beginning wells in progress	3	62
Well spud	45	51
Successful wells	(32)	(98)
Ending wells in progress	16	15

Results of Operations

Results of operations should be read together with the Company’s consolidated financial statements and related notes included in “Item 8. Financial Statements and Supplementary Data” of this Annual Report. See the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 filed with the SEC on March 6, 2023 for a discussion of the Company’s 2022 results of operations compared with the Company’s 2021 results of operations.

Sources of Revenues

The Company’s revenues, which are entirely originated in the continental United States, are derived from the sale of crude oil and natural gas production and the sale of NGL that are extracted from natural gas during processing. For the years ended December 31, 2023, 2022 and 2021, revenues from our assets were derived approximately 98%, 95% and 96%, respectively, from crude oil sales and 2%, 5% and 4%, respectively, from NGL and natural gas sales.

The Company is subject to credit risk resulting from the concentration of its crude oil and natural gas receivables with significant purchasers. For the year ended December 31, 2023, sales to the Company’s largest purchaser accounted for approximately 82% of the Company’s total crude oil, NGL and natural gas sales revenues. The Company generally does not require collateral and does not believe the loss of this particular purchaser would materially impact its operating results, as crude oil and natural gas are fungible products with well-established markets and numerous purchasers in various regions.

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

Crude oil, NGL and natural gas revenues are as follows (in thousands):

	Year Ended December 31,
	2023	2022	Change
Crude oil, NGL and natural gas revenues	$1,111,293	$755,686	$355,607

Average daily sales volumes are as follows:

	Year Ended December 31,
	2023	2022	% Change
Crude Oil (Bbls)	38,041	20,718	84%
NGL (Bbls)	4,239	2,249	88%
Natural Gas (Mcf)	19,777	9,105	117%
Total (Boe)	45,577	24,485	86%

The increase in average daily Boe sales volumes for the year ended December 31, 2023, compared with 2022 was due to the Company’s successful horizontal drilling program. This increase could have been more significant had we not had a portion of our production curtailed during the year primarily due to a combination of extended maintenance downtime and start-up delays at gas processing plants owned by one of our primary gas midstream providers which resulted in periodic takeaway and processing constraints. This amounted to approximately 2,000 Boe in daily production that we were not able to sell for the year ended December 31, 2023.

The crude oil, NGL and natural gas prices that the Company reports are based on the market prices received for each commodity. The weighted average prices, excluding the effects of derivatives, are as follows:

	Year Ended December 31,
	2023	2022	% Change
Crude oil per Bbl	$78.26	$94.61	(17)%
NGL per Bbl	$21.51	$35.67	(40)%
Natural gas per Mcf	$1.56	$5.36	(71)%
Total per Boe	$66.80	$84.56	(21)%

The decrease in prices for crude oil, NGL and natural gas for the year ended December 31, 2023, compared with 2022 was due to a lower commodity price environment.

Crude oil and natural gas production costs.

Crude oil and natural gas production costs are as follows (in thousands):

	Year Ended December 31,
	2023	2022	Change
Crude oil and natural gas production costs	$145,362	$69,599	$75,763

Crude oil and natural gas production costs per Boe are as follows:

	Year Ended December 31,
	2023	2022	% Change
Lease operating expense	$8.04	$7.49	7%
Workover costs	0.70	0.30	133%
	$8.74	$7.79	12%

Lease operating expense per Boe for 2023 increased slightly compared with 2022. This is largely due to the aforementioned curtailed production during 2023. The increase in workover costs year over year can be attributed to wells getting older and beginning to need more repair and maintenance from time to time.

Production and ad valorem taxes.

Production and ad valorem taxes are as follows (in thousands):

	Year Ended December 31,
	2023	2022	Change
Production and ad valorem taxes	$58,472	$38,440	$20,032

In general, production taxes and ad valorem taxes are directly related to production and commodity price changes; however, Texas ad valorem taxes are based upon prior year commodity prices and valuations as of the first of the year, whereas production taxes are based upon current year commodity prices and sales volumes.

Production and ad valorem taxes per Boe are as follows:

	Year Ended December 31,
	2023	2022	% Change
Production taxes per Boe	$3.19	$4.04	(21)%
Ad valorem taxes per Boe	$0.32	$0.26	23%
	$3.51	$4.30	(18)%

Production taxes per Boe for the year ended December 31, 2023, compared with 2022, decreased primarily due to the 21% overall decrease in realized sales prices. The increase in ad valorem taxes per Boe for the year ended December 31, 2023, compared with 2022, was primarily due to the increase in commodity prices in 2022 and a significant number of wells that came on production during 2022 that had no ad valorem tax in 2022. 2023 was the first year these wells were assessed ad valorem taxes. In Texas, ad valorem taxes are based on a valuation of the wells on January 1 of a given year.

Exploration and abandonments expense.

Exploration and abandonment expense details are as follows (in thousands):

	Year Ended December 31,
	2023	2022	Change
Abandoned leasehold costs	$3,372	$—	$3,372
Geologic and geophysical personnel costs	993	1,003	(10)
Plugging and abandonment expense	745	—	745
Geologic and geophysical data costs	124	146	(22)
Exploration and abandonments expense	$5,234	$1,149	$4,085

The increase in exploration and abandonment expenses is primarily the result of $3.4 million in abandoned leasehold costs related to undeveloped acreage that was not in an area where the Company had current plans to drill and thus the leases were allowed to expire. The Company remains committed to maintaining as much of its undeveloped acreage leasehold position as possible, but from time to time, certain acreage is not able to be extended at reasonable prices and we are not able to get a drilling rig in the area in time to save the leases for a multitude of reasons. In addition, the Company spent $745,000 on plugging various old vertical wells across our acreage position in accordance with applicable regulations.

Depletion, depreciation and amortization expense.

DD&A expense is as follows (in thousands):

	Year Ended December 31,
	2023	2022	Change
DD&A expense	$424,424	$177,742	$246,682

DD&A expense per Boe is as follows:

	Year Ended December 31,
	2023	2022	% Change
DD&A expense per Boe	$25.51	$19.89	28%

The increase in DD&A expense is primarily due to the increased production associated with our successful horizontal drilling program.  The increase in DD&A expense per Boe can be primarily attributed to inflationary pressures and lower well performance as we test new areas and new geologic horizons.

General and administrative expense.

General and administrative expense and stock-based compensation expense are as follows (in thousands):

	Year Ended December 31,
	2023	2022	Change
General and administrative expense	$16,598	$12,470	$4,128
Stock-based compensation expense	$25,957	$33,352	$(7,395)

General and administrative expense per Boe is as follows:

	Year Ended December 31,
	2023	2022	% Change
General and administrative expense per Boe	$1.00	$1.40	(29)%

The increase in general and administrative expense for the year ended December 31, 2023 is primarily as a result of increased employee count, salary increases and annual bonuses in addition to an increase in internal and external audit costs and legal expenses related to the growth of the Company.

The decrease in noncash stock-based compensation expense is due to fewer awards granted in 2023 compared with 2022.

Interest expense.

Interest expense is as follows (in thousands):

	Year Ended December 31,
	2023	2022	Change
Interest expense on Term Loan Credit Agreement	$47,820	$—	$47,820
Interest expense on Prior Credit Agreement	30,493	14,022	16,471
Interest expense on 10.625% Senior Notes	27,064	3,593	23,471
Interest expense on 10.000% Senior Notes	15,875	19,625	(3,750)
Interest expense on Senior Credit Facility Agreement	98	—	98
Amortization of discounts	15,140	7,735	7,405
Amortization of debt issuance costs	11,411	5,635	5,776
	$147,901	$50,610	$97,291

The increase in interest expense can be primarily attributed to higher interest rates in 2023 compared to 2022, but more importantly, to increased borrowings under the Term Loan Credit Agreement beginning in September 2023, increased borrowings under the Prior Credit Agreement throughout 2023 until September 2023 when it was paid in full and the issuance of $250.0 million of the Company’s 10.625% Senior Notes in late-2022 that were also paid off in September 2023.  In addition, the Company also experienced an increase in both amortization of discounts and debt issuance costs with the increase in debt issuances from year to year.

Derivative loss, net.

Derivative loss, net is as follows (in thousands):

	Year Ended December 31,
	2023	2022	Change
Noncash gain (loss) on derivative instruments, net	$51,796	$(58,096)	$109,892
Cash paid on settlement of derivative instruments, net	(24,194)	(1,909)	(22,285)
Gain (loss) on derivative instruments, net	$27,602	$(60,005)	$87,607

The Company primarily utilizes commodity swap contracts, enhanced collars and deferred premium puts to (i) reduce the effect of price volatility on the commodities the Company produces and sells, (ii) support the Company’s annual capital budget and expenditure plans and (iii) reduce commodity price risk associated with certain capital projects. The Company’s Term Loan Credit Agreement and Senior Credit Facility Agreement require the Company to hedge certain quantities of its projected crude oil production. The Company may also, from time to time, utilize natural gas contracts or interest rate contracts to reduce the effect of interest rate volatility on the Company’s indebtedness. The above mark-to-market gains and losses and cash settlements relate to crude oil and natural gas derivative swap, enhanced collars and deferred premium put contracts.

Income tax expense.

	Year Ended December 31,
	2023	2022	Change
Income tax expense (in thousands)	$65,905	$75,361	$(9,456)
Effective income tax rate	23.4%	24.1%	(0.7)%

The change in income tax expense during the year ended December 31, 2023, compared with 2022, was due to decreased net income during the year ended December 31, 2023 compared with 2022. The effective income tax rate differs from the statutory rate primarily due to a revision on the deferred tax asset related to certain stock-based compensation and permanent differences between GAAP income and taxable income. See Note 13 of Notes to Consolidated Financial Statements included in “Item 8. Financial Statements and Supplementary Data” in this Annual Report for additional information.

Liquidity and Capital Resources

Liquidity. The Company’s primary sources of short-term liquidity are (i) cash and cash equivalents, including remaining cash proceeds from our recent $1.2 billion Term Loan Credit Agreement, (ii) net cash provided by operating activities, (iii) unused borrowing capacity under the Senior Credit Facility Agreement, (iv) on an opportunistic basis, other issuances of debt or equity securities and (v) other sources, such as sales of nonstrategic assets.

The Company’s short-term and long-term liquidity requirements consist primarily of (i) capital expenditures, (ii) acquisitions of crude oil and natural gas properties, (iii) payments of contractual obligations, (iv) working capital obligations, and (v) interest payments on and amortization of its indebtedness. Funding for these cash needs may be provided by any combination of the Company’s sources of liquidity. Although the Company expects its sources of funding will be adequate to fund its 2024 planned capital expenditures and provide adequate liquidity to fund other needs, no assurance can be given that such funding sources will be adequate to meet the Company’s future needs.

2024 capital budget. The Company’s capital budget for 2024 is expected to be in the range of approximately $450 to $525 million for drilling, completion, facilities and equipping crude oil wells plus $50 to $60 million for field infrastructure buildout and other costs. The 2024 capital budget excludes acquisitions, asset retirement obligations, geological and geophysical general and administrative expenses and corporate facilities. HighPeak Energy expects to fund its forecasted capital expenditures with cash on its balance sheet, cash generated by operations and borrowings under the Senior Credit Facility Agreement, if needed. The Company’s capital expenditures for the year ended December 31, 2023 were $1.0 billion, excluding acquisitions.

The budget above assumes that the Company will operate an average of two (2) drilling rigs and an average of one (1) frac crew during 2024. However, there are many factors and consequences beyond the Company’s control, such as policies of the Biden Administration, economic downturn or potential recession, geo-political risks and additional actions by businesses, and OPEC and other cooperating countries, that may have an impact on the Company’s future results and drilling plans. For additional information on the risks, see “Part I, Item 1A. Risk Factors.” Given the dynamic nature of this situation, the Company is maintaining flexibility in its capital plan and will continue to evaluate drilling and completion activity on an economic basis, with future activity levels assessed monthly.

Capital resources.

As of December 31, 2023, the Company had $1.2 billion in outstanding borrowings under the Term Loan Credit Agreement and approximately $68.9 million available to borrow under the Senior Credit Facility Agreement. The Company also had unrestricted cash on hand of $194.5 million as of December 31, 2023.

Cash flows from operating, investing and financing activities are summarized below (in thousands).

	Year Ended December 31,
	2023	2022	Change
Net cash provided by operating activities	$756,389	$504,014	$252,375
Net cash used in investing activities	$(1,125,935)	$(1,182,408)	$56,473
Net cash provided by financing activities	$533,557	$674,029	$(140,472)

Operating activities. The increase in net cash flow provided by operating activities for the year ended December 31, 2023, compared with 2022, was primarily due to an increase in cash flow from the statement of operations related mostly to increased revenues associated with increased production volumes as a result of our successful horizontal drilling program, coupled with a positive working capital change of $52.5 million.

Investing activities. The slight decrease in net cash used in investing activities for the year ended December 31, 2023, compared with 2022, was primarily due to a decrease in additions to crude oil and natural gas properties including drilling and completion operations and acquisitions in total.

Financing activities. The Company’s significant financing activities are as follows:

•	2023: The Company (i) borrowed $1.4 billion and repaid $1.0 billion for a net increase in long-term debt related to the now refinanced debt in the form of the Term Loan Credit Agreement of $425.0 million, (ii) received $155.8 million from the issuance of 14,835,000 shares of common stock in a public offering, (iii) received $4.2 million in proceeds from the exercises of warrants and stock options of the Company, (iv) paid dividends to its common stockholders of $11.9 million and dividend equivalents to certain holders of vested stock options of $1.3 million, (v) spent $28.4 million on debt issuance costs primarily related to the issuance of the Term Loan Credit Agreement and to a lesser extent the new Senior Credit Facility Agreement and amendments to increase its borrowing capacity under the Prior Credit Agreement, (vi) spent $5.4 million in stock offering costs related to the public offering and (vii) spent $4.5 million in make whole payments to retire the 10.625% Senior Notes early.

•	2022: The Company (i) borrowed $925.0 million and repaid $755.0 million for a net increase in long-term debt related to the Prior Credit Agreement of $170.0 million, (ii) issued an aggregate principal amount of $225.0 million ($210.2 million net of discounts) of its 10.000% Senior Notes and an aggregate principal amount of $250.0 million ($230.0 million net of discounts) of its 10.625% Senior Notes, (iii) received $85.0 million from the issuance of 3,933,376 shares of common stock in a private placement, (iv) received $7.9 million in proceeds from the exercises of warrants and stock options of the Company, (v) paid dividends to its common stockholders of $10.4 million and dividend equivalents to certain holders of vested stock options of $1.2 million and (vi) spent $17.1 million on debt issuance costs related to amendments to increase its borrowing capacity under the Prior Credit Agreement and the issuance of the 10.000% Senior Notes and 10.625% Senior Notes.

Interest Rate Risk.  We are exposed to market risk due to the floating interest rate associated with any outstanding balance on the Term Loan Credit Agreement and the Senior Credit Facility Agreement. As of December 31, 2023, we had a $1.2 billion outstanding balance on the Term Loan Credit Agreement and zero outstanding on the Senior Credit Facility Agreement. Our Term Loan Credit Agreement fixes the interest rate for all of the principal balance for a period of three months and the Senior Credit Facility Agreement allows us to fix the interest rate for all or a portion of the principal balance for a period of up to six months. To the extent that the interest rate is fixed, interest rate changes will affect the Term Loan Credit Agreement’s and Senior Credit Facility Agreement’s fair value but will not impact results of operations or cash flows. Conversely, for the portion of the Term Loan Credit Agreement and Senior Credit Facility Agreement that has a floating interest rate, interest rate changes will not affect the fair value but will impact future results of operations and cash flows.

Commodity Price Risk.  The prices we receive for our crude oil, NGL and natural gas production directly impact our revenue, profitability, access to capital, and future rate of growth. Crude oil, NGL and natural gas prices are subject to unpredictable fluctuations resulting from a variety of factors, including changes in supply and demand and the macroeconomic environment, and seasonal anomalies, all of which are typically beyond our control. The markets for crude oil, NGL and natural gas have been volatile, especially over the last several years. Commodity prices have improved from historic lows in 2020 resulting from the impacts of the COVID-19 pandemic. Additionally, commodity prices are subject to heightened levels of uncertainty related to geopolitical issues such as the ongoing armed conflict between Russia and Ukraine. The realized prices we receive for our production also depend on numerous factors that are typically beyond our control. Based on our 2023 sales volumes and excluding the effects on derivatives, a $1.00 per barrel increase (decrease) in the weighted average crude oil price for the year ended December 31, 2023 would have increased (decreased) the Company’s crude oil and NGL revenues by approximately $14.3 million and a $0.10 per Mcf increase (decrease) in the weighted average natural gas price for the year ended December 31, 2023 would have increased (decreased) the Company’s natural gas revenues by approximately $722,000.

We enter into commodity derivative contracts to reduce the risk of fluctuations in commodity prices. The fair value of our commodity derivative contracts is largely determined by estimates of the forward curves of the relevant price indices. As of December 31, 2023, a $1.00 increase (decrease) in the forward curves associated with our crude oil commodity derivative instruments would have changed our net derivative positions for these products by approximately $6.8 million.

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

We are also subject to financial covenants under our Term Loan Credit Agreement and Senior Credit Facility Agreement based on EBITDAX ratios as further described in Note 7 of Notes to Consolidated Financial Statements included in “Item 8. Financial Statements and Supplementary Data” of this Annual Report.  The Term Loan Credit Agreement and Senior Credit Facility Agreement provide a material source of liquidity for us.  Under the terms of our Term Loan Credit Agreement and the Senior Credit Facility Agreement, if we fail to comply with the covenants that establish a maximum permitted ratio of total net leverage or a minimum permitted ratio of asset coverage, we would be in default, an event that would accelerate repayments under the Term Loan Credit Agreement and prevent us from borrowing under the Senior Credit Facility Agreement and would therefore materially limit a significant source of our liquidity.  In addition, if we are in default under the Term Loan Credit Agreement and the Senior Credit Facility Agreement and are unable to obtain a waiver of that default from our lenders, lenders under those agreements would be entitled to exercise all of their remedies for default.

The following table provides a reconciliation of our net income (GAAP) to EBITDAX (non-GAAP) for the periods presented (in thousands):

	Year Ended December 31,
	2023	2022	2021
Net income	$215,866	$236,854	$55,559
Interest expense	147,901	50,610	2,484
Interest and other income	(2,908)	(266)	(1)
Income tax expense	65,905	75,361	16,904
Depletion, depreciation and amortization	424,424	177,742	65,201
Accretion of discount	522	370	167
Exploration and abandonment expense	5,234	1,149	1,549
Stock-based compensation	25,957	33,352	6,676
Derivative related noncash activity	(51,796)	1,909	15,467
Loss on extinguishment of debt	27,300	—	—
Other expense	8,262	—	167
EBITDAX	$866,667	$577,081	$164,173

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

The Company’s proved reserve information included in this Annual Report as of December 31, 2023, 2022 and 2021 was prepared by independent petroleum engineers. Because these estimates depend on many assumptions, all of which may substantially differ from future actual results, proved reserve estimates will be different from the quantities of crude oil and natural gas that are ultimately recovered. In addition, results of drilling, testing and production after the date of an estimate may justify material revisions, positively or negatively, to the estimate of proved reserves. For the years ended December 31, 2023, 2022 and 2021, net downward revisions of our proved reserves totaled approximately 16,093 MBoe, 9,211 MBoe and 1,658 MBoe, respectively. We cannot predict the amounts or timing of future reserve revisions or removals.

It should not be assumed that the standardized measure included in this Annual Report as of December 31, 2023 is the current market value of the Company’s estimated proved reserves. In accordance with SEC requirements, the Company based the 2023 standardized measure on a twelve-month average of commodity prices on the first day of each month in 2023 and prevailing costs on the date of the estimate. Actual future prices and costs may be materially higher or lower than the prices and costs utilized in the estimate. See “Items 1 and 2. Business and Properties” and Unaudited Supplementary Data included in “Item 8. Financial Statements and Supplementary Data” for additional information.

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

Impairment of proved crude oil and natural gas properties. The Company performs assessments of its long-lived assets to be held and used, including proved crude oil and natural gas properties accounted for under the successful efforts method of accounting, whenever events or circumstances indicate that the carrying value of those assets may not be recoverable. If there is an indication the carrying value of the assets may not be recovered, an impairment loss is recognized if the sum of the expected future cash flows is less than the carrying amount of the assets. In these circumstances, the Company recognizes an impairment charge for the amount by which the carrying amount of the assets exceeds the estimated fair value of the assets. Proved crude oil and natural gas properties are reviewed for impairment at the level at which depletion of proved properties is calculated. See Note 2 of Notes to Consolidated Financial Statements included in “Item 8. Financial Statements and Supplementary Data” for additional information.

Impairment of unproved crude oil and natural gas properties. At December 31, 2023, the Company carried unproved property costs of $72.7 million. Management assesses unproved crude oil and natural gas properties for impairment on a project-by-project basis. Management's impairment assessments include evaluating the results of exploration activities, management's price outlooks and planned future sales or expiration of all or a portion of such projects.

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

Uncertain tax positions. The Company recognizes the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained upon examination by the taxing authorities, based upon the technical merits of the position. If all or a portion of the unrecognized tax benefits is sustained upon examination by the taxing authorities, the tax benefit will be recorded as a reduction to the Company's deferred tax liability and will affect the Company's effective tax rate in the period it is recorded. As of December 2023, the Company did not have any unrecognized tax benefits. See Note 13 of Notes to Consolidated Financial Statements included in "Item 8. Financial Statements and Supplementary Data" for additional information.

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

During the period from January 1, 2020 through December 31, 2023, the calendar month average NYMEX WTI crude oil price per Bbl ranged from a low of $16.70 to a high of $114.34, and the last trading day NYMEX natural gas price per MMBtu ranged from a low of $1.50 to a high of $9.35. For the month of April 2020, the calendar month average NYMEX WTI crude oil price was $16.70 per Bbl and the last trading day NYMEX natural gas price was $1.63 per MMBtu. A $1.00 per barrel increase (decrease) in the weighted average crude oil price for the year ended December 31, 2023 would have increased (decreased) the Company’s crude oil and NGL revenues by approximately $14.3 million, excluding the effects of derivatives, and a $0.10 per Mcf increase (decrease) in the weighted average natural gas price for the year ended December 31, 2023 would have increased (decreased) the Company’s natural gas revenues by approximately $722,000, excluding the effects of derivatives.

Due to this volatility, the Company uses commodity derivative instruments, such as collars, puts, swaps and basis swaps, to hedge price risk associated with a portion of anticipated production. These hedging instruments allow the Company to reduce, but not eliminate, the potential effects of the variability in cash flow from operations due to fluctuations in crude oil and natural gas prices and provide increased certainty of cash flows for its drilling program. These instruments provide only partial price protection against declines in crude oil and natural gas prices and may partially limit the Company’s potential gains from future increases in prices. The Company enters into hedging arrangements to protect its capital expenditure budget. The Company’s Term Loan Credit Agreement and Senior Credit Facility Agreement require the Company to hedge certain quantities of its projected crude oil production. The Company does not enter into any commodity derivative instruments, including derivatives, for speculative or trading purposes.

Counterparty and Customer Credit Risk. The Company’s derivative contracts, if any, expose it to credit risk in the event of nonperformance by counterparties. It is anticipated that if the Company enters into any commodity contracts, the collateral for the outstanding borrowings under the Credit Agreements may be used as collateral for the Company’s commodity derivatives. The Company evaluates the credit standing of its counterparties as it deems appropriate. It is anticipated that any counterparties to HighPeak Energy’s derivative contracts would have investment grade ratings.

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

The average forward prices based on December 31, 2023 market quotes were as follows:

	Year Ending December 31 2024	Year Ending December 31, 2025
Average forward NYMEX crude oil price per Bbl	$71.30	$65.10
Average forward NYMEX natural gas price per MMBtu	$2.67	$3.49

The average forward purchase prices based on March 1, 2024 market quotes were as follows:

	Remainder of 2024	Year Ending December 31, 2025
Average forward NYMEX crude oil price per Bbl	$75.97	$70.74
Average forward NYMEX natural gas price per MMBtu	$2.51	$3.46

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

Interest Rate Risk. At December 31, 2023, we had $1.2 billion outstanding under the Term Loan Credit Agreement and had $68.9 million of available borrowing capacity under the Senior Credit Facility Agreement. The Company is subject to interest rate risk on its variable rate debt from our Term Loan Credit Agreement and Senior Credit Facility Agreement. The Company also periodically has fixed rate debt but does not currently utilize derivative instruments to manage the economic effect of changes in interest rates. The impact of a 1% increase in interest rates on our outstanding debt as of December 31, 2023 would have resulted in an annual increase in interest expense of approximately $12.0 million.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of HighPeak Energy, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of HighPeak Energy, Inc. and its subsidiaries (the Company) as of December 31, 2023 and 2022, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2023, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ WEAVER AND TIDWELL, L.L.P.

We have served as the Company’s auditor since 2020.

Fort Worth, Texas

March 6, 2024

HighPeak Energy, Inc.

Consolidated Balance Sheets

(in thousands, except share data)

	December 31,
	2023	2022
ASSETS
Current assets:
Cash and cash equivalents	$194,515	$30,504
Accounts receivable	94,589	96,596
Derivative instruments	31,480	17
Inventory	7,254	13,275
Prepaid expenses	995	4,133
Total current assets	328,833	144,525
Crude oil and natural gas properties, using the successful efforts method of accounting:
Proved properties	3,338,107	2,270,236
Unproved properties	72,715	114,665
Accumulated depletion, depreciation and amortization	(684,179)	(259,962)
Total crude oil and natural gas properties, net	2,726,643	2,124,939
Other property and equipment, net	3,572	3,587
Derivative instruments	16,059	—
Other noncurrent assets	5,684	6,431
Total assets	$3,080,791	$2,279,482
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$120,000	$—
Accounts payable – trade	63,583	105,565
Accrued capital expenditures	39,231	91,842
Revenues and royalties payable	29,724	15,623
Other accrued liabilities	19,613	15,600
Derivative instruments	13,054	16,702
Accrued interest	1,398	13,152
Operating leases	528	343
Advances from joint interest owners	262	7,302
Total current liabilities	287,393	266,129
Noncurrent liabilities:
Long-term debt, net	1,030,299	704,349
Deferred income taxes	197,068	131,164
Asset retirement obligations	13,245	7,502
Derivative instruments	65	691
Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock, $0.0001 par value, 10,000,000 shares authorized, none issued and outstanding at December 31, 2023 and 2022	—	—
Common stock, $0.0001 par value, 600,000,000 shares authorized, 128,420,923 and 113,165,027 shares issued and outstanding at December 31, 2023 and 2022, respectively	13	11
Additional paid-in capital	1,189,424	1,008,896
Retained earnings	363,284	160,740
Total stockholders’ equity	1,552,721	1,169,647
Total liabilities and stockholders’ equity	$3,080,791	$2,279,482

The accompanying notes are an integral part of these consolidated financial statements.

HighPeak Energy, Inc.

Consolidated Statements of Operations

(in thousands, except per share data)

	Years Ended December 31,
	2023	2022	2021
Operating Revenues:
Crude oil sales	$1,086,598	$715,469	$210,453
NGL and natural gas sales	24,695	40,217	9,671
Total operating revenues	1,111,293	755,686	220,124
Operating Costs and Expenses:
Crude oil and natural gas production	145,362	69,599	25,053
Production and ad valorem taxes	58,472	38,440	10,746
Exploration and abandonments	5,234	1,149	1,549
Depletion, depreciation and amortization	424,424	177,742	65,201
Accretion of discount	522	370	167
General and administrative	16,598	12,470	8,885
Stock-based compensation	25,957	33,352	6,676
Total operating costs and expenses	676,569	333,122	118,277
Other expense	8,262	—	167
Income from operations	426,462	422,564	101,680
Interest and other income	2,908	266	1
Interest expense	(147,901)	(50,610)	(2,484)
Gain (loss) on derivative instruments, net	27,602	(60,005)	(26,734)
Loss on extinguishment of debt	(27,300)	—	—
Income before income taxes	281,771	312,215	72,463
Provision for income taxes	65,905	75,361	16,904
Net income	$215,866	$236,854	$55,559
Earnings per share:
Basic net income	$1.64	$2.04	$0.55
Diluted net income	$1.58	$1.93	$0.54

Weighted average shares outstanding:
Basic	117,956	104,738	93,127
Diluted	123,020	111,164	94,772

Dividends declared per share	$0.100	$0.100	$0.125

The accompanying notes are an integral part of these consolidated financial statements.

HighPeak Energy, Inc.

Consolidated Statements of Changes in Stockholders’ Equity

(in thousands)

Years ended December 31, 2023, 2022 and 2021
	Shares Outstanding	Common Stock	Additional Paid-in- Capital	Retained Earnings (Accumulated Deficit)	Total Stockholders’ Equity
Balance, December 31, 2020	91,968	$9	$581,426	$(107,209)	$474,226
Dividends declared ($0.125 per share)	—	—	—	(11,593)	(11,593)
Dividend equivalents declared on outstanding stock options ($0.125 per share)	—	—	—	(1,193)	(1,193)
Issuance of common stock	2,530	1	22,836	—	22,837
Exercise of warrants	554	—	5,466	—	5,466
Stock-based compensation costs:
Shares issued upon options being exercised	154	—	1,573	—	1,573
Restricted shares issued to outside directors	68	—	—	—	—
Restricted shares issued to employee directors	1,500	—	—	—	—
Compensation costs included in net income	—	—	6,188	—	6,188
Net income	—	—	—	55,559	55,559
Balance, December 31, 2021	96,774	10	617,489	(64,436)	553,063
Dividends declared ($0.100 per share)	—	—	—	(10,623)	(10,623)
Dividend equivalents declared on outstanding stock options ($0.100 per share)	—	—	—	(1,055)	(1,055)
Stock issued for acquisitions	10,854	1	264,981	—	264,982
Stock issued in private placement	3,933	—	85,000	—	85,000
Stock issuance costs	—	—	(339)	—	(339)
Exercise of warrants	971	—	7,805	—	7,805
Stock-based compensation costs:
Shares issued upon options being exercised	12	—	120	—	120
Restricted shares issued to outside directors	21	—	—	—	—
Restricted shares issued to employees	600	—	—	—	—
Compensation costs included in net income	—	—	33,840	—	33,840
Net income	—	—	—	236,854	236,854
Balance, December 31, 2022	113,165	11	1,008,896	160,740	1,169,647
Dividends declared ($0.100 per share)	—	—	—	(12,076)	(12,076)
Dividend equivalents declared on outstanding stock options ($0.100 per share)	—	—	—	(1,246)	(1,246)
Stock issued in public offering	14,835	2	155,766	—	155,768
Stock issuance costs	—	—	(5,371)	—	(5,371)
Exercise of warrants	350	—	4,028	—	4,028
Stock-based compensation costs:
Shares issued upon options being exercised	12	—	148	—	148
Restricted shares issued to outside directors	59	—	—	—	—
Compensation costs included in net income	—	—	25,957	—	25,957
Net income	—	—	—	215,866	215,866
Balance, December 31, 2023	128,421	$13	$1,189,424	$363,284	$1,552,721

The accompanying notes are an integral part of these consolidated financial statements.

HighPeak Energy, Inc.

Consolidated Statements of Cash Flows

(in thousands)

	Years Ended December 31,
	2023	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$215,866	$236,854	$55,559
Adjustments to reconcile net income to net cash provided by operations:
Provision for deferred income taxes	65,905	75,361	16,904
Loss on extinguishment of debt	27,300	—	—
(Gain) loss on derivative instruments, net	(27,602)	60,005	26,734
Cash paid on settlement of derivative instruments	(24,194)	(58,096)	(11,267)
Amortization of debt issuance costs	11,411	5,635	498
Amortization of discounts on long-term debt	15,140	7,735	—
Stock-based compensation expense	25,957	33,352	6,676
Accretion expense	522	370	167
Depletion, depreciation and amortization expense	424,424	177,742	65,201
Exploration and abandonment expense	4,242	146	742
Changes in operating assets and liabilities:
Accounts receivable	2,007	(57,218)	(31,655)
Prepaid expenses, inventory and other assets	6,923	(11,959)	(7,053)
Accounts payable, accrued liabilities and other current liabilities	8,488	34,087	24,509
Net cash provided by operating activities	756,389	504,014	147,015
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to crude oil and natural gas properties	(1,009,855)	(1,046,739)	(236,242)
Changes in working capital associated with oil and gas property additions	(100,802)	128,938	37,259
Acquisitions of crude oil and natural gas properties	(15,085)	(262,363)	(54,045)
Proceeds from sales of properties	—	—	3,366
Other property additions	(193)	(2,244)	(709)
Net cash used in investing activities	(1,125,935)	(1,182,408)	(250,371)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under Term Loan Credit Agreement, net of discount	1,170,000	—	—
Borrowings under Prior Credit Agreement	255,000	925,000	120,000
Proceeds from issuance of senior notes, net of discount	—	440,179	—
Repayments under Prior Credit Agreement	(525,000)	(755,000)	(20,000)
Repayments of 10.000% Senior Notes and 10.625% Senior Notes	(475,000)	—	—
Premium on extinguishment of debt	(4,457)	—	—
Proceeds from issuance of common stock	155,768	85,000	25,300
Proceeds from exercises of warrants	4,028	7,805	5,466
Proceeds from subscription receivable from exercises of warrants	—	—	3,596
Proceeds from exercises of stock options	148	120	1,573
Debt issuance costs	(28,444)	(17,128)	(2,169)
Stock offering costs	(5,371)	(339)	(2,463)
Dividends paid	(11,864)	(10,412)	(11,593)
Dividend equivalents paid	(1,251)	(1,196)	(1,037)
Net cash provided by financing activities	533,557	674,029	118,673
Net increase (decrease) in cash and cash equivalents	164,011	(4,365)	15,317
Cash and cash equivalents, beginning of period	30,504	34,869	19,552
Cash and cash equivalents, end of period	$194,515	$30,504	$34,869
Supplemental cash flow information:
Cash paid for interest	$133,104	$24,268	$1,811
Cash paid for income taxes	$—	$—	$—
Supplemental disclosure of non-cash transactions:
Stock issued for acquisitions	$—	$264,982	$—
Additions to asset retirement obligations	$6,048	$2,879	$1,844

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

NOTE 2. Basis of Presentation and Summary of Significant Accounting Policies

Presentation. The accompanying consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). In the opinion of management, all adjustments, consisting of normal and recurring accruals considered necessary for a fair presentation, have been included. In connection with the preparation of the consolidated financial statements, the Company evaluated subsequent events after the balance sheet date of December 31, 2023, through the date of this Annual Report.

Principles of consolidation. The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries since their acquisition or formation. All material intercompany balances and transactions have been eliminated. Certain reclassifications have been made to prior period amounts to conform to the current period’s presentation, which had an immaterial effect on the previously reported total assets, total liabilities, stockholders’ equity, results of operations or cash flows.

Use of estimates in the preparation of consolidated financial statements. Preparation of the Company's consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities as of the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Depletion of crude oil and natural gas properties is determined using estimates of proved crude oil, NGL and natural gas reserves and evaluations for impairment of proved and unproved crude oil and natural gas properties, in part, is determined using estimates of proved and risk adjusted probable and possible crude oil, NGL and natural gas reserves. There are numerous uncertainties inherent in the estimation of quantities of proved, probable and possible reserves and in the projection of future rates of production and the timing of development expenditures. Similarly, if needed, evaluations for impairment of proved crude oil and natural gas properties are subject to numerous uncertainties including, among others, estimates of future recoverable reserves, commodity price outlooks and future undiscounted and discounted net cash flows. In addition, evaluations for impairment of unproved crude oil and natural gas properties on a project-by-project basis are also subject to numerous uncertainties including, among others, estimates of future recoverable reserves, results of exploration activities, commodity price outlooks, planned future sales or expirations of all or a portion of such projects. Other items subject to such estimates and assumptions include, but are not limited to, the carrying value of crude oil and natural gas properties, asset retirement obligations, equity-based compensation, fair value of derivatives, expected credit losses and estimates of income taxes. Actual results could differ from the estimates and assumptions utilized.

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

Accounts receivable. As of December 31, 2023 and 2022, the Company’s accounts receivables primarily consist of amounts due from the sale of crude oil, NGL and natural gas of $82.5 million and $81.6 million, respectively, and are based on estimates of sales volumes and realized prices the Company anticipates it will receive, receivables related to settlements of derivative contracts of $4.5 million and $4.7 million, respectively, joint interest receivables of $4.4 million and $2.2 million, respectively, current U.S. federal income tax receivables of $3.2 million and $3.2 million, respectively, and zero and $4.9 million, respectively, related to receivables from electric power infrastructure installed throughout Flat Top by the Company for which it was reimbursed. The Company’s share of crude oil, NGL and natural gas production is sold to various purchasers who must be prequalified under the Company’s credit risk policies and procedures. The Company’s credit risk related to collecting accounts receivables is mitigated by using credit and other financial criteria to evaluate the credit standing of the entity obligated to make payment on the accounts receivable, and where appropriate, the Company obtains assurances of payment, such as a guarantee by the parent company of the counterparty or other credit support.

The Company adopted ASU 2016-13 and the subsequent applicable modifications to the rule on January 1, 2023. Accounts receivable are stated at amounts due from purchasers or joint interest owners, net of an allowance for expected losses as estimated by the Company when collection is doubtful. For receivables from joint interest owners, the Company typically has the ability to withhold future revenue disbursements to recover any non-payment of joint interest billings. Accounts receivable from purchasers or joint interest owners outstanding longer than the contractual payment terms are considered past due. The Company determines its allowance for each type of receivable by considering a number of factors, including the length of time accounts receivable are past due, the Company’s previous loss history, the debtor’s current ability to pay its obligation to the Company, the condition of the general economy and the industry as a whole. The Company writes off specific accounts receivable when they become uncollectible, and payments subsequently received on such receivables are credited to the allowance for expected losses. As of December 31, 2023 and 2022, the Company had no allowance for credit losses related to accounts receivable and no allowance for doubtful accounts, respectively.

Concentration of credit risk. The Company is subject to credit risk resulting from the concentration of its crude oil and natural gas receivables with significant purchasers. For the years ended December 31, 2023, 2022 and 2021, sales to the Company’s largest purchaser accounted for approximately 82%, 88% and 94%, respectively, of the Company’s total crude oil, NGL and natural gas sales revenues and for the year ended December 31, 2023, sales to the Company’s second largest purchaser accounted for approximately 14% of the Company’s total crude oil, NGL and natural gas revenues. The Company generally does not require collateral and does not believe the loss of these particular purchasers would materially impact its operating results, as crude oil and natural gas are fungible products with well-established markets and numerous purchasers in various regions.

Inventory. Inventory is comprised primarily of crude oil and natural gas drilling and completion or repair items such as pumps, tubing, casing, vessels, operating supplies and ordinary maintenance materials and parts. The materials and supplies inventory is primarily acquired for use in future drilling and completion or repair operations and is carried at the lower of cost or net realizable value, on a weighted average cost basis. Valuation allowances for materials and supplies inventories are recorded as reductions to the carrying values of the materials and supplies inventories in the Company’s consolidated balance sheet and as charges to other expense in the consolidated statements of operations. The Company’s materials and supplies inventory as of December 31, 2023 and 2022 is $7.3 million and $13.3 million, respectively, and the Company has not recognized any valuation allowance to date.

Prepaid expenses. Prepaid expenses are comprised primarily of prepaid insurance costs that will be amortized over the life of the policies, caliche that will be used on future locations and roads in our development areas, tubulars and proppant that the Company has prepaid the suppliers to guarantee their availability when needed for our current drilling program and prepaid agency fees and software maintenance fees that will be amortized over the life of the contracts. Prepaid expenses as of December 31, 2023 and 2022 are $1.0 million and $4.1 million, respectively.

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

The Company performs assessments of its long-lived assets to be held and used, including proved crude oil and natural gas properties accounted for under the successful efforts method of accounting, whenever changes in events or circumstances indicate that the carrying value of those assets may not be recoverable. If there is an indication the carrying value of the assets may not be recovered, an impairment loss is recognized if the sum of the expected future cash flows is less than the carrying amount of the assets. In these circumstances, the Company recognizes an impairment charge for the amount by which the carrying amount of the assets exceeds the estimated fair value of the assets.

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

Other property and equipment, net. Other property and equipment is recorded at cost. The carrying values of other property and equipment, net of accumulated depreciation of $904,000 and $696,000 as of December 31, 2023 and 2022, respectively, are as follows (in thousands):

	December 31,
	2023	2022
Land	$2,139	$2,139
Transportation equipment	689	691
Buildings	530	544
Leasehold improvements	209	206
Field equipment	4	6
Furniture and fixtures	1	1
Total other property and equipment, net	$3,572	$3,587

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

Aid-in-construction assets. As of December 31, 2023 and 2022, the Company had aid-in-construction assets totaling $5.2 million and $6.1 million, respectively, included in other noncurrent assets. The Company has received and will continue to receive payments based on gross system throughput, including any third-party natural gas that is potentially tied into the Flat Top gathering system in the future. The contract calls for future aid-in-construction funding if expansions of the system are necessary as determined in the sole discretion of the Company.

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

Current liabilities. Current liabilities as of December 31, 2023 and 2022 totaled approximately $287.4 million and $266.1 million, respectively, including current maturities of long-term debt, trade accounts payable, accrued capital expenditures, revenues and royalties payable, derivative liabilities and accruals for operating and general and administrative expenses, interest expense, operating leases, dividends and dividend equivalents and other miscellaneous items.

Debt issuance costs and original issue discount. The Company has paid a total of $48.1 million in debt issuance costs, $28.4 million of which was incurred during the year ended December 31, 2023 primarily related to the completion of the Term Loan Credit Agreement and Senior Credit Facility Agreement and amendments to the Prior Credit Agreement. Amortization based on the straight-line method over the terms of the Term Loan Credit Agreement, Senior Credit Facility Agreement, Prior Credit Agreement, 10.000% Senior Notes and 10.625% Senior Notes which approximates the effective interest method was $11.4 million, $5.6 million and $498,000 during the years ended December 31, 2023, 2022 and 2021, respectively. In addition, the Company realized a total of $64.8 million in original issue discounts on the issuance of its Term Loan Credit Agreement, 10.000% Senior Notes and 10.625% Senior Notes that is being amortized over the life of the agreements which approximates the effective interest method and was $15.1 million, $7.7 million and zero during the years ended December 31, 2023, 2022 and 2021, respectively. All unamortized debt issuance costs and discounts as of the termination of the Prior Credit Agreement and redemption of the 10.000% Senior Notes and 10.625% Senior Notes during September 2023 were charged to expense and included in loss on extinguishment of debt in the accompanying consolidated statements of operations. See Note 7 for more information. As of December 31, 2023 and 2022, the remaining net debt issuance costs and discounts related to the Term Loan Credit Agreement and Senior Credit Facility Agreement are netted against the outstanding long-term debt on the accompanying consolidated balance sheets.

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

The Company enters into contracts with purchasers to sell its crude oil, NGL and natural gas production. Revenue on these contracts is recognized in accordance with the five-step revenue recognition model prescribed in ASC 606. Specifically, revenue is recognized when the Company’s performance obligations under these contracts are satisfied, which generally occurs with the transfer of control of the crude oil and natural gas to the purchaser. Control is generally considered transferred when the following criteria are met: (i) transfer of physical custody, (ii) transfer of title, (iii) transfer of risk of loss and (iv) relinquishment of any repurchase rights or other similar rights. Given the nature of the products sold, revenue is recognized at a point in time based on the amount of consideration the Company expects to receive in accordance with the price specified in the contract. Consideration under the crude oil and natural gas marketing contracts is typically received from the purchaser one to two months after the date of sale. As of December 31, 2023 and 2022, the Company had receivables related to contracts with purchasers of approximately $82.5 million and $81.6 million, respectively.

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

The Company reviews its deferred tax assets for recoverability and establishes a valuation allowance based on projected future taxable income, applicable tax strategies and the expected timing of the reversals of existing temporary differences. A valuation allowance is provided when it is more likely than not (likelihood of greater than 50 percent) that some portion or all the deferred tax assets will not be realized. The Company has not established a valuation allowance as of December 31, 2023 and 2022.

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

Recently adopted accounting pronouncements. In June 2016, the FASB issued ASU 2016-13, “Financial Instruments – Credit Losses.” This update affects entities holding financial assets and net investment in leases that are not accounted for at fair value through net income. The amendments affect loans, debt securities, trade receivables, net investment in leases, off-balance sheet credit exposures, reinsurance receivables, and any other financial assets not excluded from the scope that have the contractual right to receive cash. The Company adopted this update effective January 1, 2023. The adoption of this update did not have a material impact on the Company’s financial position, results of operations or liquidity since it does not have a history of credit losses.

New accounting pronouncements not yet adopted. In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures,” which enhances the transparency and decision usefulness of income tax disclosures. The amendments address more transparency about income tax information through improvements to income tax disclosures primarily related to the rate reconciliation and income taxes paid information. The ASU also includes certain other amendments to improve the effectiveness of income tax disclosures. The amendments in this ASU are effective for public business entities for annual periods beginning after December 15, 2024 on a prospective basis. Early adoption is permitted. The Company is currently evaluating the impact of the adoption of this guidance.

In November 2023, the FASB issued ASU 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures.” This ASU updates reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses and information used to assess segment performance. The amendments in this ASU are effective for public entities for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The Company is still evaluating the effect of the adoption of this guidance.

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

Other Acquisitions. During the years ended December 31, 2023 and 2022, the Company also incurred an additional $15.1 million and $23.0 million, respectively, in acquisition costs primarily to acquire various undeveloped crude oil and natural gas properties largely contiguous to its Signal Peak and Flat Top operating areas primarily in Howard, Borden, Mitchell and Scurry counties. During the year ended December 31, 2021, the Company incurred a total of $54.0 million in acquisition costs related to multiple bolt-on producing property acquisitions and lease acquisitions to acquire interests in non-operated producing wells and undeveloped acreage in and around the Company’s existing properties.

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

Assets and liabilities measured at fair value on a recurring basis. Assets and liabilities measured at fair value on a recurring basis as of December 31, 2023 and 2022 are as follows (in thousands):

	As of December 31, 2023
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Commodity price derivatives – current	$—	$31,480	$—	$31,480
Commodity price derivatives – noncurrent	—	16,059	—	16,059
Total assets	—	47,539	—	47,539
Liabilities:
Commodity price derivatives – current	—	13,054	—	13,054
Commodity price derivatives – noncurrent	—	65	—	65
Total liabilities	—	13,119	—	13,119
Total recurring fair value measurements	$—	$34,420	$—	$34,420

	As of December 31, 2022
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Commodity price derivatives– current	$—	$17	$—	$17
Liabilities:
Commodity price derivatives – current	—	16,702	—	16,702
Commodity price derivatives – noncurrent	—	691	—	691
Total liabilities	—	17,393	—	17,393
Total recurring fair value measurements	$—	$(17,376)	$—	$(17,376)

Commodity price derivatives. The Company’s commodity price derivatives are currently made up of crude oil swap contracts, enhanced collars and deferred premium put options. The Company measures derivatives using an industry-standard pricing model that is provided by the counterparties. The inputs utilized in the third-party discounted cash flow and option-pricing models for valuing commodity price derivatives include forward prices for crude oil, contracted volumes, volatility factors and time to maturity, which are considered Level 2 inputs.

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

Financial instruments not carried at fair value. Carrying values and fair values of financial instruments that are not carried at fair value in the consolidating balance sheets are as follows (in thousands):

	As of December 31, 2023		As of December 31, 2022
	Carrying		Carrying
	Value	Fair Value	Value	Fair Value
Liabilities:
Long-term debt:
10.625% Senior Notes (a)	$—	$—	$250,000	$250,000
10.000% Senior Notes (a)	$—	$—	$225,000	$225,000

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

NOTE 5. Derivative Financial Instruments

The Company primarily utilizes commodity swap contracts, deferred premium put options and enhanced collars to (i) reduce the effect of price volatility on the commodities the Company produces and sells, (ii) support the Company’s capital budgeting and expenditure plans, (iii) protect the Company’s commitments under the Term Loan Credit Agreement and Senior Credit Facility Agreement and (iv) support the payment of contractual obligations.

The following table summarizes the effect of derivative instruments on the Company’s consolidated statements of operations (in thousands):

	Year Ended December 31,
	2023	2022	2021

Noncash gain (loss) on derivative instruments, net	$51,796	$(1,909)	$(15,467)
Cash paid on settlement of derivative instruments, net	(24,194)	(58,096)	(11,267)
Gain (loss) on derivative instruments, net	$27,602	$(60,005)	$(26,734)

Crude oil production derivatives. The Company sells its crude oil production at the lease and the sales contracts governing such crude oil production are tied directly to, or are correlated with, NYMEX WTI crude oil prices. As such, the Company uses NYMEX WTI derivative contracts to manage future crude oil price volatility.

The Company’s outstanding crude oil derivative instruments as of December 31, 2023 and the weighted average crude oil prices and premiums payable per barrel for those contracts are as follows:

					Swaps	Enhanced Collars & Deferred Premium Puts
Settlement Month	Settlement Year	Type of Contract	Bbls Per Day	Index	Price per Bbl	Floor or Strike Price per Bbl	Ceiling Price per Bbl	Deferred Premium Payable per Bbl
Crude Oil:
Jan - Mar	2024	Swap	4,000	WTI	$84.00	$—	$—	$—
Jan - Mar	2024	Collar	6,000	WTI	$—	$80.00	$100.00	$3.50
Jan - Mar	2024	Put	20,000	WTI	$—	$66.44	$—	$5.00
Apr - Jun	2024	Swap	4,000	WTI	$84.00	$—	$—	$—
Apr - Jun	2024	Collar	5,500	WTI	$—	$69.73	$95.00	$0.61
Apr - Jun	2024	Put	14,000	WTI	$—	$60.41	$—	$5.00
Jul - Sep	2024	Swap	4,000	WTI	$84.00	$—	$—	$—
Jul - Sep	2024	Collar	1,500	WTI	$—	$69.00	$95.00	$0.85
Jul - Sep	2024	Put	14,000	WTI	$—	$60.41	$—	$5.00
Oct - Dec	2024	Swap	5,500	WTI	$76.37	$—	$—	$—
Oct - Dec	2024	Collar	10,600	WTI	$—	$65.68	$90.32	$1.85
Oct - Dec	2024	Put	2,000	WTI	$—	$58.00	$—	$5.00
Jan - Mar	2025	Swap	5,500	WTI	$76.37	$—	$—	$—
Jan - Mar	2025	Collar	8,000	WTI	$—	$65.00	$90.00	$2.12
Jan - Mar	2025	Put	2,000	WTI	$—	$58.00	$—	$5.00
Apr - Jun	2025	Swap	5,500	WTI	$76.37	$—	$—	$—
Apr - Jun	2025	Collar	7,000	WTI	$—	$65.00	$90.08	$2.28
Apr - Jun	2025	Put	2,000	WTI	$—	$58.00	$—	$5.00
Jul - Sep	2025	Swap	3,000	WTI	$75.85	$—	$—	$—
Jul - Sep	2025	Collar	7,000	WTI	$—	$65.00	$90.08	$2.28
Jul - Sep	2025	Put	2,000	WTI	$—	$58.00	$—	$5.00

The Company uses credit and other financial criteria to evaluate the credit standings of, and to select, counterparties to its derivative financial instruments. Although the Company does not obtain collateral or otherwise secure the fair value of its derivative financial instruments, associated credit risk is mitigated by the Company’s credit risk policies and procedures.

Net derivative assets associated with the Company’s open commodity derivative instruments by counterparty are as follows (in thousands):

As of December 31, 2023
Mercuria Energy Trading SA	$19,520
Wells Fargo Bank, National Association	7,570
Fifth Third Bank, National Association	5,004
Macquarie Bank Limited	2,326
$34,420

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

The changes in capitalized exploratory/extension well costs are as follows (in thousands):

	Year Ended December 31,
	2023	2022	2021
Beginning capitalized exploratory/extension well costs	$186,427	$28,076	$32,592
Additions to exploratory/extension well costs	527,502	655,294	189,859
Reclassification to proved properties	(673,041)	(496,943)	(194,375)
Exploratory/extension well costs charged to exploration and abandonment expense	—	—	—
Ending capitalized exploratory/extension well costs	$40,888	$186,427	$28,076

All capitalized exploratory/extension well costs have been capitalized for less than one year based on the date of drilling.

NOTE 7. Long-Term Debt

The components of long-term debt, including the effects of discounts and debt issuance costs, are as follows (in thousands):

	December 31,
	2023	2022
Term Loan Credit Agreement due 2026	$1,200,000	$—
Senior Credit Facility Agreement due 2026	—	—
Prior Credit Agreement	—	270,000
10.625% Senior Notes	—	250,000
10.000% Senior Notes	—	225,000
Discounts, net (a)	(27,062)	(27,086)
Debt issuance costs, net (b)	(22,639)	(13,565)
Total debt	1,150,299	704,349
Less current maturities of long-term debt	(120,000)	—
Long-term debt, net	$1,030,299	$704,349

(a)	Discounts as of December 31, 2023 and 2022 consisted of $30.0 million and $34.8 million, respectively, in discounts less accumulated amortization of $2.9 million and $7.7 million, respectively.
(b)	Debt issuance costs as of December 31, 2023 and 2022 consisted of $25.0 million and $19.7 million, respectively, in costs less accumulated amortization of $2.4 million and $6.1 million, respectively.

Term Loan Credit Agreement. On September 12, 2023, the Company entered into a Term Loan Credit Agreement with Texas Capital Bank (“Texas Capital”) as the administrative agent and Chambers Energy Management, LP (“Chambers”) as collateral agent and lenders from time-to-time party thereto to establish a term loan (“Term Loan Credit Agreement”) totaling $1.2 billion in borrowings, less a 2.5% original issue discount of $30.0 million at closing and customary debt issuance costs which totaled approximately $24.0 million. The Term Loan Credit Agreement matures on September 30, 2026. Loans under the Term Loan Credit Agreement bear interest at a rate per annum equal to the Adjusted Term SOFR (as defined in the Term Loan Credit Agreement) plus an applicable margin of 7.50%. To the extent that a payment default exists and is continuing, at the election of the Required Lenders (as defined in the Term Loan Credit Agreement) under the Term Loan Credit Agreement, all amounts outstanding under the Term Loan Credit Agreement will bear interest at 2.00% per annum above the rate and margin otherwise applicable thereto. The Company is able to repay any amounts borrowed prior to the maturity date, subject to a concurrent payment of (i) the Make-Whole Amount (as defined in the Term Loan Credit Agreement) for any optional prepayment prior to the date 18 months after the closing date, (ii) 1.00% of the principal amount being repaid for any optional prepayment on or after the date 18 months after the closing date but prior to the date 24 months after the closing date and (iii) without any premium for any optional prepayment on or after the date that is 24 months after the closing date. The Term Loan Credit Agreement is guaranteed by the Company and certain of its subsidiaries and is secured by a first lien security interest in substantially all assets of the Company and certain of its subsidiaries.

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

Collateral Agency Agreement. On September 12, 2023, the Company entered into a collateral agency agreement (the “Collateral Agency Agreement”) among the Company, Texas Capital, as collateral agent, Chambers, as term representative, and Mercuria Energy Trading SA, as first-out representative prior to giving effect to that certain Collateral Agency Joinder – Additional First-Out Debt, dated as of November 1, 2023 and Fifth Third Bank, National Association as first-out representative after giving effect to that certain Collateral Agency Joinder – Additional First-Out Debt, dated as of November 1, 2023.

The Collateral Agency Agreement provides for the appointment of Texas Capital, as collateral agent, for the present and future holders of the first lien obligations (including the obligations of the Company and certain of its subsidiaries under the Term Loan Credit Agreement) to receive, hold, administer and distribute the collateral that is at any time delivered to Texas Capital or the subject of the Security Documents (as defined in the Collateral Agency Agreement) and to enforce the Security Documents and all interests, rights, powers and remedies of Texas Capital with respect thereto or thereunder and the proceeds thereof.

Senior Credit Facility Agreement. On November 1, 2023, the Company entered into a credit agreement with Fifth Third Bank, National Association (“Fifth Third”) as the administrative agent and as the collateral agent and a number of banks included in the syndicate to establish a senior revolving credit facility (“Senior Credit Facility Agreement”) that matures on September 30, 2026. The Senior Credit Facility Agreement has aggregate maximum commitments of $100.0 million with current commitments of $75.0 million. Loans under the Senior Credit Facility Agreement bear interest at either the Adjusted Term SOFR (as defined in the Senior Credit Facility Agreement) or the Base Rate (as defined in the Senior Credit Facility Agreement) at the Company’s option, plus an applicable margin ranging (i) for Adjusted Term SOFR loans, from 4.00% to 5.00%, and (ii) for Base Rate loans, from 3.00% to 4.00%, in each case calculated based on the ratio at such time of the outstanding principal loan amounts to the aggregate amount of lenders’ commitments. To the extent that a payment default exists and is continuing, at the election of the Required Lenders (as defined in the Senior Credit Facility Agreement) under the Senior Credit Facility Agreement, all amounts outstanding under the Senior Credit Facility Agreement will bear interest at 2.00% per annum above the rate and margin otherwise applicable thereto. The Company is able to repay any amounts borrowed prior to the maturity date without premium or penalty. The Senior Credit Facility Agreement is guaranteed by the Company and certain of its subsidiaries and is secured by a first lien security interest in substantially all assets of the Company and certain of its subsidiaries.

Prior Credit Agreement. In December 2020, the Company entered into a credit agreement with Fifth Third as the administrative agent and sole lender to establish a revolving credit facility (the “Prior Credit Agreement”) that was set to mature on June 17, 2024. In June 2021, the Company entered into the First Amendment to, among other things, (i) complete the semi-annual borrowing base redetermination process which increased the borrowing base from $40.0 million to $125.0 million and (ii) modify the terms of the Prior Credit Agreement to increase the aggregate elected commitments from $20.0 million to $125.0 million. A syndicate of banks joined the credit facility at differing levels of commitments with Fifth Third remaining the administrative agent. In October 2021, the Company entered into the Second Amendment to, among other things, (i) complete a semi-annual borrowing base redetermination process, which increased the borrowing base from $125.0 million to $195.0 million and (ii) modify the terms of the Prior Credit Agreement to increase the aggregate elected commitments from $125.0 million to $195.0 million. In February 2022, the Company entered into the Third Amendment to, among other things, (i) reduce the borrowing base from $195.0 million to $138.8 million, (ii) modify the terms of the Prior Credit Agreement to reduce the aggregate elected commitments from $195.0 million to $138.8 million, (iii) update the maturity date to a springing maturity date, which will cause the Prior Credit Agreement to mature on October 1, 2023 if the 10.000% Senior Notes are not redeemed or refinanced by that date or the terms of the 10.000% Senior Notes have not been amended to extend the scheduled repayment thereof to no earlier than October 1, 2024, (iv) allow the Company to redeem the 10.000% Senior Notes with proceeds of a refinancing, with proceeds of an equity offering or with cash, in each case, subject to certain customary conditions and (v) replace the USD LIBOR rates with Term SOFR rates.

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

In connection with the entry into the aforementioned Term Loan Credit Agreement, the Prior Credit Agreement was terminated, all outstanding obligations for principal, interest and fees were paid off in full, and all liens securing such obligations and guarantees of such obligations and securing any letter of credit or hedging obligations (other than those novated pursuant to the terms of the Term Loan Credit Agreement) permitted by the Prior Credit Agreement to be secured by such liens were released. In addition, unamortized debt issuance costs as of the termination date of $2.7 million were charged to expense and included in the accompanying consolidated statements of operations in loss on extinguishment of debt.

10.000% Senior Notes. In February 2022, the Company issued $225.0 million aggregate principal amount of its 10.000% Senior Notes due 2024 (“10.000% Senior Notes”), which were set to mature on February 15, 2024. The Company received proceeds of $202.9 million, net of $22.1 million of issuance costs and discounts. The net proceeds were used to pay down the balance of the Prior Credit Agreement to zero at closing and to fund our ongoing capital development program with subsequent draws on the Prior Credit Agreement. Interest on the 10.000% Senior Notes was payable on February 15 and August 15 of each year. In connection with the aforementioned Term Loan Credit Agreement, the 10.000% Senior Notes were redeemed at a redemption price of 100% of the principal amount thereof plus accrued and unpaid interest and fees. In addition, unamortized discounts and debt issuance costs as of the redemption date of $3.2 million and $1.5 million, respectively, were charged to expense and included in the accompanying consolidated statements of operations in loss on extinguishment of debt.

10.625% Senior Notes. In November 2022 and December 2022, the Company issued $225.0 million and $25.0 million, respectively, under separate indentures, of its 10.625% Senior Notes due 2024 (“10.625% Senior Notes”), which were set to mature on November 15, 2024. The Company received proceeds of $223.7 million, net of $26.3 million of issuance costs and discounts. The net proceeds were used to reduce the outstanding balance of the Prior Credit Agreement at closing and for general corporate purposes. Interest on the 10.625% Senior Notes was payable on May 15 and November 15 of each year. In addition, the Company paid additional interest of $8.3 million in June 2023 in accordance with the indentures whereby if the Company did not receive a rating increase by June 30, 2023, it was required to pay said additional interest that is included in interest expense during the nine months ended September 30, 2023. In connection with the aforementioned Term Loan Credit Agreement, the 10.625% Senior Notes were redeemed at a redemption price of 100% of the principal amount thereof plus accrued and unpaid interest and fees, plus the applicable premium calculated as $4.5 million, which was the present value at September 14, 2023 of all required interest payments due on the 10.625% Senior Notes through November 15, 2023. In addition, unamortized discounts and debt issuance costs as of the redemption date of $11.7 million and $3.7 million, respectively, were charged to expense and included in the accompanying consolidated statements of operations in loss on extinguishment of debt.

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

Asset retirement obligations activity is as follows (in thousands):

	Year Ended December 31,
	2023	2022	2021
Beginning asset retirement obligations	$7,502	$4,260	$2,293
Liabilities incurred from new wells	445	573	980
Liabilities assumed in acquisitions	2,638	3,219	981
Liabilities divested	(81)	—	(6)
Dispositions	—	—	(25)
Revision of estimates (a)	2,219	(920)	(130)
Accretion of discount	522	370	167
Ending asset retirement obligations	$13,245	$7,502	$4,260

(a)	The revisions to the Company’s asset retirement obligation estimates are primarily due to changes in the ultimate expected useful lives of the properties.

As of December 31, 2023 and 2022, all asset retirement obligations are considered noncurrent and classified as such in the accompanying consolidated balance sheets.

NOTE 9. Incentive Plans

401(k) Plan. The HighPeak Energy Employees, Inc 401(k) Plan (the “401(k) Plan”) is a defined contribution plan established under Section 401 of the Internal Revenue Code of 1986, as amended (the “Code”). All regular full-time and part-time employees of the Company are eligible to participate in the 401(k) Plan after three continuous months of employment with the Company. Participants may contribute up to 80 percent of their annual base salary into the 401(k) Plan. Matching contributions are made to the 401(k) Plan in cash by the Company in amounts equal to 100 percent of a participant’s contributions to the 401(k) Plan up to four percent of the participant’s annual base salary (the “Matching Contribution”). Each participant’s account is credited with the participant’s contributions, Matching Contributions and allocations of the 401(k) Plan’s earnings. Participants are fully vested in their account balances at their eligibility date. During the years ended December 31, 2023, 2022 and 2021, the Company contributed $218,000, $358,000 and $227,000 to the 401(k) Plan, respectively.

Long-Term Incentive Plan. The Company’s Second Amended & Restated Long Term Incentive Plan (“LTIP”) provides for the grant of stock options, restricted stock, stock awards, dividend equivalents, cash awards and substitute awards to officers, employees, directors and consultants of the Company. The number of shares available for grant pursuant to awards under the LTIP as of December 31, 2023 and 2022 are as follows:

	December 31,
	2023	2022
Approved and authorized shares	16,414,015	14,340,324
Shares subject to awards issued under plan	(15,759,791)	(13,769,191)
Shares available for future grant	654,224	571,133

Stock options. Stock option awards were granted to employees on August 24, 2020, November 4, 2021, May 4, 2022, August 15, 2022 and July 21, 2023. Stock-based compensation expense related to the Company’s stock option awards for the years ended December 31, 2023 and 2022 was $11.0 million and $18.1 million, respectively, and as of December 31, 2023 and 2022 there was $145,000 and $1.1 million, respectively, of unrecognized stock-based compensation expense related to unvested stock option awards. The unrecognized compensation expense will be recognized on a straight-line basis over the remaining vesting periods of the awards, which is a period of less than one year. The 1,949,000 stock options granted in July 2023 were 100% vested upon grant on July 21, 2023. However, to encourage long-term alignment with the Company stockholders, the stock options are not exercisable until the earlier of (i) August 31, 2026, (ii) upon a change in control or (iii) upon the death or disability of the grantee.

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

	Stock Options	Average Exercise Price	Remaining Term in Years	Intrinsic Value (in thousands)
Outstanding at December 31, 2021	9,983,727	$10.19	8.7	$44,395
Awards granted	1,564,500	$25.09
Exercised	(12,000)	$10.00
Forfeitures	(18,999)	$18.66
Outstanding at December 31, 2022	11,517,228	$12.20	7.9	$128,429
Awards granted	1,949,000	10.50
Exercised	(11,834)	$12.52
Forfeitures	(5,333)	$24.83
Outstanding at December 31, 2023	13,449,061	$11.95	6.3	$47,672

Vested at December 31, 2022	11,304,747	$12.02	7.9	$127,591
Exercisable at December 31, 2022	11,304,747	$12.02	7.9	$127,591

Vested at December 31, 2023	13,387,074	$11.88	6.3	$47,672
Exercisable at December 31, 2023	11,438,074	$12.12	6.9	$40,383

Restricted stock issued to employee members of the Board and certain employees. A total of 1,500,500 shares of restricted stock was approved by the Board to be granted to certain employee members of the Board of the Company on November 4, 2021, which vest on the three-year anniversary of such grant assuming the employees remain in his or her position as of the anniversary date. Therefore, stock-based compensation expense of $7.2 million, $7.2 million and $1.2 million was recognized during the years ended December 31, 2023, 2022 and 2021, respectively, and the remaining $6.0 million as of December 31, 2023 will be recognized over the remaining restricted period, which was based upon the closing price of the stock on the date of the restricted stock issuance. The Board also cancelled the previously issued equity-based liability bonuses and approved a total of 600,000 shares of restricted stock to be granted to certain employees of the Company on June 1, 2022, which vest on November 4, 2024, assuming the employees remain in his or her position as of that date and cancelled certain contractual equity-based bonuses to such employees. Therefore, stock-based compensation expense of $7.0 million, $7.3 million and $488,000 was recognized during the years ended December 31, 2023, 2022 and 2021, respectively, and the remaining $5.9 million as of December 31, 2023 will be recognized over the remaining restricted period, which was based upon the closing price of the stock on the date of the restricted stock issuance.

Stock issued to outside directors. A total of 58,767 shares of restricted stock was approved by the Board to be granted to the outside directors of the Company on June 1, 2023, which will vest at the next annual meeting, assuming the Board members maintain their positions on the Board. Therefore, stock-based compensation expense of $442,000 was recognized during the year ended December 31, 2023 and the remaining $316,000 will be recognized between January and May 2024, which was based upon the closing price of the stock on the date of the restricted stock issuance. In addition, a total of 21,184 shares of restricted stock was approved by the Board to be granted to the outside directors of the Company on June 1, 2022, which vested during the second quarter of 2022. Therefore, stock-based compensation expense of $305,000, $427,000 was recognized during the years ended December 31, 2023 and 2022, respectively, which was based upon the closing price of the stock on the date of the restricted stock issuance. Finally, a total of 67,779 shares of restricted stock was approved by the Board to be granted to the outside directors of the Company on June 1, 2021, which vested in January 2022. Therefore, stock-based compensation expense of $284,000 and $398,000 was recognized during the years ended December 31, 2022 and 2021, respectively, which was based upon the closing price of the stock on the date of the restricted stock issuance.

NOTE 10. Commitments and Contingencies

Leases. The Company follows ASC Topic 842, “Leases” to account for its operating and finance leases. Therefore, as of December 31, 2023, the Company had right-of-use assets totaling $510,000 included in other noncurrent assets and operating lease liabilities totaling $528,000, all of which are included in current liabilities, and as of December 31, 2022 the Company had right-of-use assets totaling $333,000 included in other noncurrent assets and operating lease liabilities totaling $343,000, included in other current liabilities on the accompanying consolidated balance sheets. The Company does not currently have any finance right-of-use leases. Maturities of the operating lease obligations are as follows (in thousands):

December 31, 2023
2024	$552
Less present value discount	(24)
Present value of lease liabilities	$528

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

Crude oil delivery commitments. In May 2021, the Company entered into a crude oil marketing contract with DK Trading & Supply, LLC (“Delek”) as the purchaser and DKL Permian Gathering, LLC (“DKL”) as the gatherer and transporter. The contract includes the Company’s current and future crude oil production from the majority of its horizontal wells in Flat Top where DKL is continually constructing a crude oil gathering system and custody transfer meters to most of the Company’s central tank batteries. The contract contains a minimum volume commitment commencing October 2021 based on the gross barrels delivered at the Company’s central tank battery facilities and is 5,000 Bopd for the first year, 7,500 Bopd for the second year and 10,000 Bopd for the remaining eight years of the contract. However, the Company has the ability under the contract to cumulatively bank excess volumes delivered to offset future minimum volume commitments. For the period from October 1, 2021 to December 31, 2023, the Company has delivered approximately 29,600 Bopd under the contract which is approximately 72 percent of the contracted volume for the life of the contract. The monetary commitment for the remaining 9.5 MMBbl as of December 31, 2023, if the Company never delivers any additional volumes under the agreement, is approximately $7.8 million.

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

Power contracts. In June 2022, the Company entered into a contract with TXU Energy Retail Company LLC (“TXU”) to provide a block of electric power at an attractive variable rate, which fluctuates based on the usage by the Company through May 31, 2032. In conjunction with this contract, the Company currently has a $3.9 million letter of credit issued in lieu of a deposit to TXU that is cancellable at the end of the contract term.

Sand commitments. The Company is party to an amended agreement whereby it has agreed to purchase at least 1.6 million tons of sand over a two-year period beginning July 1, 2022. There are stipulations in the agreement that reduce this commitment should there be a downturn in crude oil prices. As of December 31, 2023, the Company has purchased approximately 1.2 million tons of sand under the contract. However, generally if the Company never takes delivery of any additional sand under the agreement, the monetary commitment that remains as of December 31, 2023 is approximately $9.5 million.

NOTE 11. Related Party Transactions

Underwritten Equity Offering. In connection with the Company’s underwritten equity offering in July 2023, certain of the Company’s existing stockholders, John Paul DeJoria Family Trust and Jack Hightower, the Company’s Chairman and Chief Executive Officer, and entities and individuals associated with them, purchased an aggregate of approximately 10 million shares of common stock in the offering at the public offering price per share. In connection therewith, the Underwriter received a reduced underwriting discount on such shares purchased by these persons or entities compared with other shares sold to the public in the offering.

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

In May 2022, the Company entered into an agreement with Pilot to utilize Pilot’s proprietary water treatment technology in the Company’s Flat Top area to treat produced water such that it can be reused in the Company’s completion operations or sold to third parties for their completion operations. During the one-year term of the agreement, beginning on October 1, 2022, the Company agreed to a minimum volume commitment of 29.2 million barrels of produced water while maintaining the ability to bank excess produced water processed each month toward the minimum volume commitment. During the years ended December 31, 2023 and 2022, the Company paid $1.5 million and $1.6 million, respectively, to Pilot for such services. In April 2023, the Company terminated the contract with Pilot in exchange for $6.5 million that was charged to other expense in the accompanying consolidated statements of operations during the year ended December 31, 2023.

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

NOTE 12. Major Customers

Delek accounted for approximately 82%, 88% and 94% of the Company’s revenues during the years ended December 31, 2023, 2022 and 2021, respectively. In addition, Energy Transfer Crude Marketing, LLC (“ETC”) accounted for approximately 14% of the Company’s revenues during the year ended December 31, 2023. Based on the current demand for crude oil and natural gas and the availability of other purchasers, management believes the loss of these major purchasers would not have a material adverse effect on our financial condition and results of operations because crude oil and natural gas are fungible products with well-established markets and numerous purchasers.

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

The Company’s income tax expense attributable to income from operations consisted of the following (in thousands):

	Year Ended December 31,
	2023	2022	2021
Current income tax expense:
Federal	$—	$—	$—
State	—	—	—
Total current income tax expense	—	—	—
Deferred income tax expense:
Federal	63,002	73,026	15,084
State	2,903	2,335	1,820
Deferred income tax expense	65,905	75,361	16,904
Total income tax expense	$65,905	$75,361	$16,904

The reconciliation between the income tax expense computed by multiplying pre-tax income by the U.S. federal statutory rate and the reported amounts of income tax expense is as follows (in thousands, except rate):

	Year Ended December 31,
	2023	2022	2021
Income tax expense at U.S. federal statutory rate	$59,172	$65,565	$15,217
Limited tax benefit due to wage and stock-based compensation	3,811	7,362	(51)
State deferred income taxes	2,903	2,335	1,730
Other	19	99	8
Income tax expense	$65,905	$75,361	$16,904
Effective income tax rate	23.4%	24.1%	23.3%

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities were as follows as of December 31, 2023 and 2022 (in thousands):

	December 31,
	2023	2022
Deferred tax assets:
Interest expense limitations	$41,352	$10,623
Net operating loss carryforwards	13,503	5,496
Stock-based compensation	6,332	4,102
Other	36	32
Unrecognized derivative losses, net	—	3,752
Less: Valuation allowance	—	—
Deferred tax assets	61,223	24,005
Deferred tax liabilities:
Crude oil and natural gas properties, principally due to differences in basis and depreciation and the deduction of intangible drilling costs for tax purposes	(250,859)	(155,169)
Unrecognized derivative gains, net	(7,432)	—
Deferred tax liabilities	(258,291)	(155,169)
Net deferred tax liabilities	$(197,068)	$(131,164)

The effective income tax rate differs from the U.S. statutory rate of 21 percent primarily due to reversing a portion of its deferred tax asset related to stock-based compensation, deferred state income taxes and other permanent differences between GAAP income and taxable income.

As required by ASC Topic 740, “Income Taxes,” (“ASC 740”) the Company uses reasonable judgments and makes estimates and assumptions related to evaluating the probability of uncertain tax positions. The Company bases its estimates and assumptions on the potential liability related to an assessment of whether the income tax position will “more likely than not” be sustained in an income tax audit. Based on that analysis, the Company believes the Company has not taken any material uncertain tax positions, and therefore has not recorded an income tax liability related to uncertain tax positions. However, if actual results materially differ, the Company’s effective income tax rate and cash flows could be affected in the period of discovery or resolution. The Company also reviews the estimates and assumptions used in evaluating the probability of realizing the future benefits of the Company’s deferred tax assets and records a valuation allowance when the Company believes that a portion or all the deferred tax assets may not be realized. If the Company is unable to realize the expected future benefits of its deferred tax assets, the Company is required to provide a valuation allowance. The Company uses its history and experience, overall profitability, future management plans, tax planning strategies, and current economic information to evaluate the amount of valuation allowance to record. As of December 31, 2023 and 2022, the Company had not recorded a valuation allowance for deferred tax assets arising from its operations because the Company believed they met the “more likely than not” criteria as defined by the recognition and measurement provisions of ASC 740. The Company reversed a portion of its deferred tax asset related to stock-based compensation based on the assumption that the tax deduction will be subject to IRC Section 162(m) limits when the stock options are exercised and the restricted stock vests. IRC Section 162(m) limits compensation deductions to $1.0 million per year for certain Company executives. This resulted in a $3.4 million reduction in the deferred tax asset and reduced the amount of income tax expense realized during the year ended December 31, 2022.

The Company is also subject to Texas Margin Tax. The Company realized no current Texas Margin Tax in the accompanying consolidated financial statements as we do not anticipate owing any Texas Margin Tax for 2023, 2022 or 2021. However, the Company has recognized a net deferred Texas Margin Tax liability of $7.1 million and $4.1 million as of December 31, 2023 and 2022, respectively, in the accompanying consolidated financial statements.

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

The following table reconciles the Company’s earnings from operations and earnings attributable to common stockholders to the basic and diluted earnings used to determine the Company’s earnings per share amounts for the years ended December 31, 2023, 2022 and 2021 under the two-class method (in thousands):

	Year Ended December 31,
	2023	2022	2021
Net income as reported	$215,866	$236,854	$55,559
Participating basic earnings (a)	(21,890)	(22,991)	(4,674)
Basic earnings attributable to common stockholders	193,976	213,863	50,885
Reallocation of participating earnings	334	401	58
Diluted net income attributable to common stockholders	$194,310	$214,264	$50,943

Basic weighted average shares outstanding	117,956	104,738	93,127
Dilutive warrants and unvested stock options	2,905	4,304	145
Dilutive unvested restricted stock	2,159	2,122	1,500
Diluted weighted average shares outstanding	123,020	111,164	94,772

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

NOTE 15. Stockholders’ Equity

Issuance of Common Stock. In July 2023, the Company issued 14,835,000 shares of its common stock in a public offering discussed below. The remaining 420,896 shares of HighPeak Energy common stock issued during the year ended December 31, 2023 were the result of warrants (350,295 shares) being exercised, the issuance of restricted stock (58,767 shares) to outside directors and stock options (11,834 shares) being exercised. On March 25, 2022, June 21, 2022 and June 27, 2022, respectively, the Company issued 6,960,000, 371,517 and 3,522,117 shares of HighPeak Energy common stock related to the aforementioned crude oil and natural gas property acquisitions. On June 1, 2022, the Company issued 21,184 and 600,000 shares of restricted stock to outside directors and certain employees, respectively. On September 2, 2022, the Company closed an aggregate $85.0 million private placement of 3,933,376 newly issued shares of HighPeak Energy common stock at a price per share of $21.61 as determined by the 5-day volume weighted average closing price per share for the five days immediately prior to (and excluding) August 22, 2022. The initial closings occurred on August 22, 2022, with the final closings on September 2, 2022. The remaining 982,648 shares of HighPeak Energy common stock issued during the year ended December 31, 2022 were the result of warrants (970,648 shares) and stock options (12,000 shares) being exercised. On June 1, 2021 and November 4, 2021, the Company issued 67,779 and 1,500,500 shares of restricted stock to outside directors and employee members of the Board, respectively. In October 2022, the Company issued 2,530,000 shares of its common stock in a public offering discussed below. The remaining 708,341 shares of HighPeak Energy common stock issued during the year ended December 31, 2021 were the result of warrants (554,073 shares) and stock options (154,268 shares) being exercised.

Public Offerings of Common Stock. On July 19, 2023, the Company completed the offering of 14,835,000 shares of its common stock, at a price to the public of $10.50 per share, pursuant to a Registration Statement on Form S-3 (File No. 333-261706) filed on December 17, 2021. The net proceeds to the Company from the offering, after deducting the underwriting discounts and commissions and other offering expenses, were approximately $150.4 million. On October 25, 2021, the Company completed the offering of 2,530,000 shares of its common stock, at a price to the public of $10.00 per share, pursuant to a Registration Statement on Form S-1 (File No. 333-258853) filed on October 19, 2021 and a Registration Statement on Form S-1MEF (File No. 333-260394) filed with the SEC on October 20, 2021. The net proceeds to the Company from the offering, after deducting the underwriting discounts and commissions and other offering expenses, were approximately $22.8 million.

Dividends and dividend equivalents. In October 2023, the Board declared a quarterly dividend of $0.025 per share of common stock outstanding which resulted in a total of $3.2 million in dividends being paid on November 22, 2023. In addition, under the terms of the LTIP, the Company paid a dividend equivalent per share to all vested stock option holders of $348,000 in November 2023 and accrued a dividend equivalent per share to all unvested stock option holders which was payable upon vesting, assuming no forfeitures. In addition, the Company accrued an additional combined $54,000 in dividends on the restricted stock issued to directors, management directors and certain employees that will be payable upon vesting.

In July 2023, the Board declared a quarterly dividend of $0.025 per share of common stock outstanding which resulted in a total of $3.2 million in dividends being paid on August 25, 2023. In addition, under the terms of the LTIP, the Company paid a dividend equivalent per share to all vested stock option holders of $334,000 in August 2023 and accrued a dividend equivalent per share to all unvested stock option holders which was payable upon vesting, assuming no forfeitures. In addition, the Company accrued an additional combined $54,000 in dividends on the restricted stock issued to directors, management directors and certain employees that will be payable upon vesting.

In April 2023, the Board declared a quarterly dividend of $0.025 per share of common stock outstanding which resulted in a total of $2.8 million in dividends being paid on May 25, 2023. In addition, under the terms of the LTIP, the Company paid a dividend equivalent per share to all vested stock option holders of $286,000 in May 2023 and accrued a dividend equivalent per share to all unvested stock option holders which was payable upon vesting, assuming no forfeitures. In addition, the Company accrued an additional combined $53,000 in dividends on the restricted stock issued to directors, management directors and certain employees that will be payable upon vesting.

In January 2023, the Board declared a quarterly dividend of $0.025 per share of common stock outstanding which resulted in a total of $2.8 million in dividends being paid on February 24, 2023. In addition, under the terms of the LTIP, the Company paid a dividend equivalent per share to all vested stock option holders of $282,000 in February 2023 and accrued a dividend equivalent per share to all unvested stock option holders which was payable upon vesting, assuming no forfeitures. In addition, the Company accrued an additional combined $53,000 in dividends on the restricted stock issued to directors, management directors and certain employees that will be payable upon vesting.

In October 2022, the Board declared a quarterly dividend of $0.025 per share of common stock outstanding which resulted in a total of $2.8 million in dividends being paid on November 23, 2022. In addition, under the terms of the LTIP, the Company paid a dividend equivalent per share to all vested stock option holders of $288,000 in November 2022 and accrued a dividend equivalent per share to all unvested stock option holders which is payable upon vesting, assuming no forfeitures. In addition, the Company will accrue an additional combined $53,000 in dividends on the restricted stock issued to directors, management directors and certain employees that will be payable upon vesting.

In July 2022, the Board declared a quarterly dividend of $0.025 per share of common stock outstanding which resulted in a total of $2.7 million in dividends being paid on August 25, 2022. In addition, under the terms of the LTIP, the Company paid a dividend equivalent per share to all vested stock option holders of $481,000 in August 2022 and accrued a dividend equivalent per share to all unvested stock option holders which is payable upon vesting, assuming no forfeitures. In addition, the Company will accrue an additional combined $53,000 in dividends on the restricted stock issued to directors, management directors and certain employees that will be payable upon vesting.

In April 2022, the Board declared a quarterly dividend of $0.025 per share of common stock outstanding which resulted in a total of $2.6 million in dividends being paid on May 25, 2022. In addition, under the terms of the LTIP, the Company paid a dividend equivalent per share to all vested stock option holders of $214,000 in May 2022 and accrued a dividend equivalent per share to all unvested stock option holders which is payable upon vesting, assuming no forfeitures. In addition, the Company will accrue an additional combined $53,000 in dividends on the restricted stock issued to management directors and certain employees that will be payable upon vesting.

In January 2022, the Board approved a quarterly dividend of $0.025 per share of common stock outstanding which resulted in a total of $2.4 million in dividends being paid on February 25, 2022. In addition, under the terms of the LTIP, the Company paid a dividend equivalent per share to all vested stock option holders of $214,000 in February 2022 and accrued a dividend equivalent per share to all unvested stock option holders which was payable upon vesting, assuming no forfeitures. In addition, the Company accrued an additional combined $53,000 in dividends on the restricted stock issued to management directors and certain employees that will be payable upon vesting.

In September 2021, the Board approved a quarterly dividend of $0.025 per share of common stock outstanding which resulted in a total of $2.3 million in dividends being paid on October 25, 2021. In addition, under terms of the LTIP, the Company paid a dividend equivalent per share to all vested stock option holders of $207,000 and accrued a dividend equivalent per share to all unvested stock option holders which was payable upon vesting, assuming no forfeitures.

In July 2021, the Board approved a quarterly dividend of $0.025 and a special dividend of $0.075 per share of common stock outstanding which resulted in a total of $9.3 million in dividends being paid on July 26, 2021. In addition, under the terms of the LTIP, the Company paid a dividend equivalent per share to all vested stock option holders of $830,000 and accrued a dividend equivalent per share to all unvested stock option holders which was payable upon vesting, assuming no forfeitures.

Outstanding Securities. At December 31, 2023 and 2022, the Company had 128,420,923 and 113,165,027 shares of common stock outstanding, respectively, and 7,934,977 and 8,285,272 warrants outstanding, respectively, with an exercise price of $11.50 per share that expire on August 21, 2025.

NOTE 16. Subsequent Events

Derivative Financial Instruments. In January 2024, the Company entered into fixed price basis swaps for the spread between the Cushing crude oil price and the Midland WTI crude oil price. The weighted average differential represents the amount of premium to the Cushing, Oklahoma crude oil price for the notional volumes covered by the basis swap contracts as shown below.

					Swaps
Settlement Month	Settlement Year	Type of Contract	Bbls Per Day	Index	Weighted Average Differential per Bbl
Crude Oil:
Jan - Mar	2024	Basis Swap	16,484	Argus WTI Midland	$1.12
Apr - Jun	2024	Basis Swap	25,000	Argus WTI Midland	$1.12
Jul - Sep	2024	Basis Swap	25,000	Argus WTI Midland	$1.12
Oct - Dec	2024	Basis Swap	25,000	Argus WTI Midland	$1.12

Share Repurchase Program. In February 2024, the Board approved a repurchase program of up to $75 million of the Company’s common stock. The approval grants HighPeak’s management the authority to repurchase shares opportunistically in the open market from time to time, through block trades, in privately negotiated transactions or by such other means which comply with applicable state and federal laws. This is the Company’s first authorization for a stock repurchase program since its founding.

The Company intends to fund the repurchases from available working capital, cash provided from operations and borrowings under its Senior Credit Facility Agreement. The timing, number and value of shares repurchased under the program will be at the discretion of management and the Board of Directors and will depend on a number of factors, including general market and economic conditions, business conditions, the trading price of the Company’s common stock, the nature of other investment opportunities available to the Company and compliance with the Company’s debt and other agreements. The stock repurchase program does not obligate HighPeak to acquire any particular dollar amount or number of shares of its common stock and the stock repurchase program may be suspended from time to time, modified, extended or discontinued by the Company’s Board of Directors. The stock repurchase program authority will expire December 31, 2024.

Dividends and dividend equivalents. In February 2024, the Board approved a quarterly dividend of $0.04 per share of common stock outstanding which resulted in a total of $5.1 million in dividends being paid on March 25, 2024. In addition, under the terms of the LTIP, the Company paid a dividend equivalent per share to all vested stock option holders of $536,000 in March 2024 and will accrue a dividend equivalent per share to all unvested stock option holders which is payable upon vesting, assuming no forfeitures. In addition, the Company will accrue an additional combined $86,000 in dividends on the restricted stock issued to directors, management directors and certain employees that will be payable upon vesting.

NOTE 17 – Supplemental Crude Oil and Natural Gas Disclosures (Unaudited)

The Company only has one reportable operating segment, which is crude oil and natural gas development, exploration and production in the U.S.

Net Capitalized Costs

The following table reflects the capitalized costs of crude oil and natural gas properties and the related accumulated depletion (in thousands):

	December 31,
	2023	2022
Proved properties	$3,338,107	$2,270,236
Unproved properties	72,715	114,665
Total capitalized costs	3,410,822	2,384,901
Less: accumulated depletion	(684,179)	(259,962)
Net capitalized costs	$2,726,643	$2,124,939

Cost Incurred in Crude Oil and Natural Gas Property Acquisition, Exploration and Development

The following table reflects costs incurred in crude oil and natural gas property acquisition, development and exploratory activities (in thousands):

	Year Ended December 31,
	2023	2022	2021
Acquisition costs:
Proved properties	$3,308	$352,791	$33,253
Unproved properties	11,777	174,554	20,792
Total acquisition costs	15,085	527,345	54,045
Exploration costs	527,502	655,433	190,346
Development costs	481,528	391,298	45,852
Crude oil and natural gas expenditures	1,024,115	1,574,076	290,243
Asset retirement obligations, net	6,048	2,879	1,844
Total costs incurred	$1,030,163	$1,576,955	$292,087

Results of Operations for Crude Oil, NGL and Natural Gas Producing Activities

The following table reflects the Company’s results of operations for crude oil, NGL and natural gas producing activities (in thousands):

	Year Ended December 31,
	2023	2022	2021
Crude oil, NGL and natural gas sales	$1,111,293	$755,686	$220,124
Lease operating expenses	145,362	69,599	25,053
Production and ad valorem taxes	58,472	38,440	10,746
Exploration and abandonment expense	5,234	1,149	1,549
Depletion, depreciation and amortization expense	424,424	177,742	65,201
Accretion of discount on asset retirement obligations	522	370	167
Income tax expense	100,229	98,361	24,656
Results of operations from crude oil and natural gas production activities	$377,050	$370,025	$92,752

Crude Oil, NGL and Natural Gas Reserves

Proved reserves were estimated in accordance with guidelines established by the SEC, which require that reserve estimates be prepared under existing economic and operating conditions based upon the 12-month unweighted average of the first day of the month spot prices prior to the end of the reporting period. These prices as of December 31, 2023, 2022 and 2021 were $78.22, $93.67 and $66.56 per barrel for crude oil and NGL and $2.637, $6.358 and $3.598 per MMBtu for natural gas, respectively. The estimated realized prices used in computing the Company’s reserves as of December 31, 2023 were as follows: (i) $78.13 per barrel of crude oil, (ii) $17.33 per barrel of NGL, and (iii) $0.198 per Mcf of natural gas. The estimated realized prices used in computing the Company’s reserves as of December 31, 2022 were as follows: (i) $94.59 per barrel of crude oil, (ii) $36.69 per barrel of NGL, and (iii) $4.871 per Mcf of natural gas. The estimated realized prices used in computing the Company’s reserves as of December 31, 2021 were as follows: (i) $66.10 per barrel of crude oil, (ii) $29.76 per barrel of NGL, and (iii) $0.786 per Mcf of natural gas. All prices are net of adjustments for regional basis differentials, treating costs, transportation, gas shrinkage, gas heating value (BTU content) and/or crude quality and gravity adjustments.

The proved reserve estimates as of December 31, 2023, 2022 and 2021 were prepared by Cawley, Gillespie & Associates, Inc. (“CG&A”), independent reserve engineers, and reflect the Company’s current development plans. All estimates of proved reserves are determined according to the rules prescribed by the SEC in existence at the time estimates were made. These rules require that the standard of “reasonable certainty” be applied to proved reserve estimates, which is defined as having a high degree of confidence that the quantities will be recovered. A high degree of confidence exists if the quantity is much more likely to be achieved than not, and, as more technical and economic data becomes available, a positive or upward revision or no revision is much more likely than a negative or downward revision. Estimates are subject to revision based upon a number of factors, including many factors beyond the Company’s control, such as reservoir performance, prices, economic conditions, and government restrictions. In addition, results of drilling, testing, and production subsequent to the date of an estimate may justify revision of that estimate.

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

The following table reflects changes in proved reserves during the periods indicated:

	Crude Oil (MBbl)	NGL (MBbl)	Natural Gas (MMcf)	Total (MBoe)
Proved Reserves on December 31, 2020	19,032	2,160	7,939	22,515
Extensions and discoveries	36,867	4,845	19,529	44,967
Purchase of reserves-in-place	973	631	2,910	2,089
Sales of minerals-in-place	(238)	(44)	(139)	(305)
Revisions of previous estimates	(1,807)	10	842	(1,657)
Production	(3,002)	(224)	(1,020)	(3,396)
Proved Reserves on December 31, 2021	51,825	7,378	30,061	64,213
Extensions and discoveries	47,677	6,162	24,887	57,987
Purchase of reserves-in-place	13,031	3,467	14,448	18,906
Revisions of previous estimates	(6,155)	(1,817)	(7,435)	(9,211)
Production	(7,562)	(821)	(3,323)	(8,937)
Proved Reserves on December 31, 2022	98,816	14,369	58,638	122,958
Extensions and discoveries	54,137	6,456	27,330	65,148
Purchase of reserves-in-place	89	47	208	171
Sales of reserves-in-place	(1,171)	(127)	(531)	(1,387)
Revisions of previous estimates	(18,432)	898	8,644	(16,093)
Production	(13,885)	(1,547)	(7,218)	(16,635)
Proved Reserves on December 31, 2023	119,554	20,096	87,071	154,162

On December 31, 2023, the Company had approximately 154,162 MBoe of proved reserves. For the year ended December 31, 2023, extensions and discoveries increased proved reserves by 65,148 MBoe as a result of; (i) drilling 63 gross (56.4 net) exploratory/extension wells that were on production as of December 31, 2023, (ii) 7 gross (6.6 net) exploratory/extension wells that were in the final stages of completion as of December 31, 2023, and (iii) the addition of 117 gross (102.4 net) PUDs. The Company also acquired 171 MBoe of reserves as part of its acquisition activities and divested of 1,387 MBoe of reserves in a farm out to another operator in return for a carried interest during the year ended December 31, 2023. Downward revisions of previous estimates of 16,093 MBoe for the year ended December 31, 2023 were the result of negative revisions of approximately 13,729 MBoe primarily due to technical revisions attributable to decreased well performance and adjustments to our estimates, approximately 1,775 MBoe primarily related to decreases in crude oil, NGL and natural gas realized prices and approximately 589 MBoe primarily due to increased forecasted operating expenses. The aforementioned net increase in proved reserves was partially offset by 16,635 MBoe in production during the year ended December 31, 2023. The Company’s current development plan reflects allocation of capital with a focus on efficiencies, recoveries and rates of return.

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

The following table sets forth the Company’s estimated quantities of proved developed and proved undeveloped crude oil, NGL and natural gas reserves:

	December 31,
	2023	2022	2021
Proved Developed Reserves (1)
Crude oil (MBbl)	58,631	47,845	22,610
NGL (MBbl)	12,183	7,968	3,540
Natural gas (MMcf)	52,671	32,669	14,611
Total (MBoe)	79,593	61,258	28,585
Proved Undeveloped Reserves
Crude oil (MBbl)	60,923	50,971	29,215
NGL (MBbl)	7,913	6,401	3,838
Natural gas (MMcf)	34,400	25,969	15,450
Total (MBoe)	74,569	61,700	35,628
Total Proved Reserves
Crude oil (MBbl)	119,554	98,816	51,825
NGL (MBbl)	20,096	14,369	7,378
Natural gas (MMcf)	87,071	58,638	30,061
Total (MBoe)	154,162	122,958	64,213

(1)

As of December 31, 2023, 2022 and 2021 and 2020, proved developed reserves includes proved developed non-producing reserves of 4,598, 7,417, 6,884 and 4,517 MBbl of crude oil, 534, 927, 793 and 517 MBbl of NGL and 1,889, 3,641, 3,222 and 1,912 MMcf of natural gas, respectively.

On December 31, 2023, the Company’s estimated PUD reserves were approximately 74,569 MBoe, a 12,869 MBoe increase over the reserve estimate at December 31, 2022 of 61,700 MBoe. The following table includes the changes in PUD reserves for 2023 (in MBoe):

Beginning proved undeveloped reserves on December 31, 2022	61,700
Undeveloped reserves transferred to proved developed reserves	(25,955)
Extensions and discoveries	42,440
Sales of reserves-in-place	(1,387)
Revisions	(2,229)
Ending proved undeveloped reserves on December 31, 2023	74,569

Standardized Measure of Discounted Future Net Cash Flows

The following table reflects the Company’s standardized measure of discounted future net cash flows relating from its proved crude oil, natural gas and NGL reserves (in thousands):

	December 31,
	2023	2022	2021
Future cash inflows	$9,706,290	$10,159,310	$3,668,535
Future production costs	(2,869,377)	(2,289,852)	(824,865)
Future development costs (1)	(1,568,033)	(983,732)	(432,370)
Future income tax expense	(680,894)	(1,102,156)	(431,737)
Future net cash flows	4,587,986	5,783,570	1,979,563
Discount to present value at 10% annual rate	(1,980,282)	(2,367,062)	(860,754)
Standardized measure of discounted future net cash flows (1)	$2,607,704	$3,416,508	$1,118,809

The following table reflects the principal changes in the standardized measure of discounted future net cash flows attributable to the Company’s proved reserves (in thousands):

	Year Ended December 31,
	2023	2022	2021
Standardized measure of discounted future net cash flows, beginning of year	$3,416,508	$1,118,809	$222,192
Sales of crude oil and natural gas, net of production costs	(907,459)	(647,647)	(184,325)
Extensions and discoveries, net of future development costs (1)	1,202,674	1,785,822	987,689
Net changes in prices and production costs	(1,404,147)	909,053	272,889
Changes in estimated future development costs (1)	(37,820)	(23,647)	(13,551)
Purchases of minerals-in-place	4,344	499,478	31,353
Sales of reserves-in-place	(25,069)	—	(3,067)
Revisions of previous quantity estimates	(390,282)	(354,868)	(40,466)
Accretion of discount	395,656	134,338	23,419
Net changes in income taxes	266,579	(315,478)	(212,574)
Net changes in timing of production and other	86,720	310,648	35,250
Standardized measure of discounted future net cash flows, end of year (1)	$2,607,704	$3,416,508	$1,118,809

(1)

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

Changes in Internal Control over Financial Reporting

There have been no changes to the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the three months ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management’s Annual Report on Internal Control over Financial Reporting

Management is responsible for designing, implementing, and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act.

As required by Rule 13a-15 under the Exchange Act, management, with the participation of our principal executive and principal financial officers, assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2023, using the criteria in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, management believes that the Company’s internal control over financial reporting was effective as of December 31, 2023.

ITEM 9B. OTHER INFORMATION

Trading Plans

None of our directors or executive officers adopted or terminated a Rule 10b5-1 trading arrangement or adopted or terminated a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K) during the quarter ended December 31, 2023.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Item 10 will be incorporated by reference pursuant to Regulation 14A under the Exchange Act. We expect to file a definitive proxy statement with the SEC within 120 days after the close of the year ended December 31, 2023.

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

Financial statement schedules have been omitted because they either are not required, not applicable, or the information required to be presented is included in the Company’s consolidated financial statements and related notes.

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

3.1	Second Amended and Restated Certificate of Incorporation of HighPeak Energy, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-39464) filed with the SEC on June 2, 2023).

3.2	Amended and Restated Bylaws of HighPeak Energy, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-39464) filed with the SEC on November 9, 2020).

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

4.4

Description of Securities Registered Under Section 12 of the Securities Exchange Act of 1934, as amended (incorporated by reference to Exhibit 4.4 of the Company's Annual Report on Form 10-K for the year ended December 31, 2020 (File No. 001-39464) filed with the SEC on March 15, 2021).

4.5#	Registration Rights Agreement, dated as of June 27, 2022, by and among HighPeak Energy, Inc., Hannathon Petroleum, LLC, the parties listed as signatories thereto in their capacities as holders of Registrable Securities, and any Transferees thereof which hold Registrable Securities (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 001-39464) filed with the SEC on June 30, 2022).

10.1

HighPeak Energy, Inc. Second Amended and Restated Long Term Incentive Plan (incorporated by reference to Exhibit 10.12 to the Company’s Annual Report on Form 10-K (File No. 001-39464) filed with the SEC on March 6, 2023).

10.2	Form of Stock Option Agreement (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K (File No. 001-39464) filed with the SEC on August 27, 2020).

10.3	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-39464) filed with the SEC on November 9, 2020).

10.4+

Term Loan Credit Agreement, dated September 12, 2023, by and between HighPeak Energy, Inc., as borrower, Texas Capital Bank, as administrative agent, Chambers Energy Management, LP, as collateral agent, and the lenders from time-to-time party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-39464) filed with the SEC on November 6, 2023).

10.5+

Collateral Agency Agreement, dated September 12, 2023, by and between HighPeak Energy, Inc., Texas Capital Bank, as collateral agent, Chambers Energy Management, LP, as term representative, and Mercuria Energy Trading SA, as first out representative (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-39464) filed with the SEC on November 6, 2023).

10.6+

Credit Agreement, dated November 1, 2023, by and between HighPeak Energy, Inc., as borrower Fifth Third Bank, National Association, as administrative agent and collateral agent, and lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-39464) filed with the SEC on November 6, 2023).

10.7	Form of Dividend Equivalent Award Agreement (incorporated by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q (File No. 001-39464) filed with the SEC on August 9, 2021).

10.8	Form of Restricted Stock Award Agreement (incorporated by reference to Exhibit 99.2 to the Company’s Registration Statement on Form S-8 (File No. 333-249888) filed with the SEC on November 5, 2020).

10.9	Form of Cash Award Agreement (incorporated by reference to Exhibit 10.12 to the Company’s Annual Report on Form 10-K (File No. 001-39464) filed with the SEC on March 7, 2022).

10.10

Form of Subscription Agreement, by and among HighPeak Energy, Inc. and the purchaser party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-39464) filed with the SEC on August 24, 2022).

21.1*	List of Subsidiaries.

23.1*	Consent of Weaver and Tidwell, L.L.P., independent registered public accounting firm for HighPeak Energy, Inc.

23.2*	Consent of Cawley, Gillespie & Associates, Inc.

31.1*	Certification of the Company’s Chief Executive Officer Pursuant to Section 302 of the Sarbanes Oxley Act of 2002 (18 U.S.C. Section 7241)

31.2*	Certification of the Company’s Chief Financial Officer Pursuant to Section 302 of the Sarbanes Oxley Act of 2002 (18 U.S.C. Section 7241)

32.1**	Certification of the Company’s Chief Executive Officer Pursuant to Section 906 of the Sarbanes Oxley Act of 2002 (18 U.S.C. Section 1350)

32.2**	Certification of the Company’s Chief Financial Officer Pursuant to Section 906 of the Sarbanes Oxley Act of 2002 (18 U.S.C. Section 1350)

97.1*†	High Peak Energy, Inc. Incentive-Based Compensation Recoupment Policy effective December 1, 2023.

99.1*	Reserve Report of HighPeak Energy as of December 31, 2023.

99.2

Reserve Report of HighPeak Energy as of December 31, 2022 (incorporated by reference to Exhibit 99.1 to the Company’s Annual Report on Form 10-K (File No. 001-39464) filed with the SEC on March 6, 2023).

99.3

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
+

Schedules and similar attachments have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company agrees to furnish a supplemental copy of any omitted schedules or attachments to the SEC upon request.

#

Pursuant to Regulation S-K, Item 601(b)(2), the Exhibits and Schedules to the Purchase Agreement referenced in Exhibit 2.1, Exhibit 2.2, Exhibit 2.3, Exhibit 2.4 and Exhibit 4.9, respectively, above, have not been filed. The registrant agrees to furnish supplementally a copy of any omitted Exhibit or Schedule to the SEC upon request; provided, however, that the registrant may request confidential treatment of omitted items.

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

†	Management contract or form or compensatory plan or arrangement.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HIGHPEAK ENERGY, INC.

March 6, 2024	By:	/s/ Steven Tholen
Steven Tholen
Chief Financial Officer

March 6, 2024	By:	/s/ Keith Forbes
Keith Forbes
Vice President, Controller

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JACK HIGHTOWER	Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)	March 6, 2024
Jack Hightower

/s/ STEVEN THOLEN	Chief Financial Officer (Principal Financial Officer)	March 6, 2024
Steven Tholen

/s/ KEITH FORBES	Vice President, Controller (Principal Accounting Officer)	March 6, 2024
Keith Forbes

/s/ JAY M. CHERNOSKY	Director	March 6, 2024
Jay M. Chernosky

/s/ KEITH A. COVINGTON	Director	March 6, 2024
Keith A. Covington

/s/ JASON A. EDGEWORTH	Director	March 6, 2024
Jason A. Edgeworth

/s/ SHARON FULGHAM	Director	March 6, 2024
Sharon Fulgham

/s/ MICHAEL L. HOLLIS	President and Director	March 6, 2024
Michael L. Hollis

/s/ LARRY C. OLDHAM	Director	March 6, 2024
Larry C. Oldham