Form 10-Q
period 2024-03-31
HighPeak Energy, Inc.
filed 2024-05-08
CIK 1792849

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

or

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

Yes ☐    No ☒

As of May 6, 2024, there were 127,855,429 shares of common stock, par value $0.0001 per share, issued and outstanding.

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

•

“First Amendment” means the First Amendment to Senior Credit Facility Agreement, dated March 29, 2024, by and among HighPeak Energy, Inc., as borrower, Fifth Third Bank, National Association, as administrative agent, the guarantors party thereto and the lenders party thereto.

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
•

“Principal Stockholder Group” means HighPeak Pure Acquisition, LLC, a Delaware limited liability company, and wholly owned subsidiary of HighPeak I, the HighPeak Contributors and Jack Hightower and each of their respective affiliates and certain permitted transferees, collectively.

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

Cautionary Statement Concerning Forward-Looking Statements

This Quarterly Report on Form 10-Q (this “Quarterly Report”) includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical facts included or incorporated by reference in this Quarterly Report, including, without limitation, statements regarding the Company’s future financial position, business strategy, budgets, projected revenues, projected costs, and plans and objectives of management for future operations, are forward-looking statements. Such forward-looking statements are based on the beliefs of management, as well as assumptions made by, and information currently available to, the Company’s management. In addition, forward-looking statements generally can be identified by the use of forward-looking terminology such as “believes,” “plans,” “expects,” “anticipates,” “forecasts,” “intends,” “continue,” “may,” “will,” “could,” “should,” “future,” “potential,” “estimate” or the negative of such terms and similar expressions as they relate to the Company are intended to identify forward-looking statements, which are generally not historical in nature. The forward-looking statements are based on the Company’s current expectations, assumptions, estimates and projections about the Company and the industry in which the Company operates. Although the Company believes that the expectations and assumptions reflected in the forward-looking statements are reasonable as and when made, they involve risks and uncertainties that are difficult to predict and, in many cases, beyond the Company’s control. In addition, the Company may be subject to currently unforeseen risks that may have a materially adverse effect on it. Accordingly, no assurances can be given that the actual events and results will not be materially different from the anticipated results described in the forward-looking statements. Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date hereof. The Company undertakes no duty to publicly update these statements except as required by law. Important factors that could cause actual results to differ materially from the Company’s expectations include, but are not limited to, the Company’s assumptions about:

●	our ability to refinance or pay, when due, the principal of, interest or other amounts due in respect of our indebtedness;
●	our liquidity, cash flow and access to capital;
●	the supply and demand for and market prices of crude oil, NGL, natural gas and other products or services, and the associated impact of our hedging policies relating thereto;
●	capital expenditures and other contractual obligations, including our obligations under our Term Loan Credit Agreement and Senior Credit Facility Agreement;
●	the results of our ongoing strategic alternatives review process;
●	political instability or armed conflict in crude oil or natural gas producing regions, such as the ongoing war between Russia and Ukraine, the Israel-Hamas conflict and the Israel-Iran conflict;
●	volatility in the political, legal and regulatory environments ahead of the upcoming U.S. presidential election;
●	the integration of acquisitions;
●	the availability of capital resources;
●	production and reserve levels;
●	drilling and completion risks;
●	inflation rates and the impacts of associated monetary policy responses, including increased interest rates and resulting pressures on economic growth;
●	economic and competitive conditions;
●	the impacts of revising our drilling plan during the year transitioning to an increased or decreased rig count from time to time;
●	weather conditions;
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
●

other factors disclosed under “Part I, Items 1 and 2. Business and Properties,” “Part I, Item 1A. Risk Factors,” “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Part II, Item 7A. Quantitative and Qualitative Disclosures about Market Risk,” included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 filed with the SEC on March 6, 2024 (“Annual Report”) and this Quarterly Report, under “Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Part II, Item 1A. Risk Factors” and “Part I, Item 3. Quantitative and Qualitative Disclosures about Market Risk.”

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

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

HighPeak Energy, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share data)

	March 31, 2024	December 31, 2023
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$173,380	$194,515
Accounts receivable	109,005	94,589
Inventory	11,179	7,254
Prepaid expenses	2,772	995
Derivative instruments	2,639	31,480
Total current assets	298,975	328,833
Crude oil and natural gas properties, using the successful efforts method of accounting:
Proved properties	3,487,622	3,338,107
Unproved properties	72,997	72,715
Accumulated depletion, depreciation and amortization	(814,961)	(684,179)
Total crude oil and natural gas properties, net	2,745,658	2,726,643
Other property and equipment, net	3,563	3,572
Derivative instruments	1,380	16,059
Other noncurrent assets	5,116	5,684
Total assets	$3,054,692	$3,080,791
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$120,000	$120,000
Accrued capital expenditures	49,232	39,231
Accounts payable – trade	47,273	63,583
Revenues and royalties payable	29,344	29,724
Other accrued liabilities	19,580	19,613
Derivative instruments	16,440	13,054
Advances from joint interest owners	4,845	262
Accrued interest	847	1,398
Operating leases	400	528
Total current liabilities	287,961	287,393
Noncurrent liabilities:
Long-term debt, net	1,004,798	1,030,299
Deferred income taxes	198,757	197,068
Asset retirement obligations	13,685	13,245
Derivative instruments	1,054	65
Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock, $0.0001 par value, 10,000,000 shares authorized, none issued and outstanding at March 31, 2024 and December 31, 2023	—	—
Common stock, $0.0001 par value, 600,000,000 shares authorized, 127,855,383 and 128,420,923 shares issued and outstanding at March 31, 2024 and December 31, 2023, respectively	13	13
Additional paid-in capital	1,184,371	1,189,424
Retained earnings	364,053	363,284
Total stockholders’ equity	1,548,437	1,552,721
Total liabilities and stockholders’ equity	$3,054,692	$3,080,791

The accompanying notes are an integral part of these condensed consolidated financial statements.

HighPeak Energy, Inc.

Condensed Consolidated Statements of Operations

(in thousands, except per share data)

(Unaudited)

	Three Months Ended March 31,
	2024	2023
Operating Revenues:
Crude oil sales	$282,369	$215,696
NGL and natural gas sales	5,395	8,098
Total operating revenues	287,764	223,794
Operating Costs and Expenses:
Crude oil and natural gas production	30,271	32,942
Production and ad valorem taxes	14,402	12,297
Exploration and abandonments	498	2,164
Depletion, depreciation and amortization	130,850	81,131
Accretion of discount	239	118
General and administrative	4,685	2,502
Stock-based compensation	3,798	4,054
Total operating costs and expenses	184,743	135,208
Other expense	1	—
Income from operations	103,020	88,586
Interest income	2,392	30
Interest expense	(43,634)	(26,972)
Gain (loss) on derivative instruments, net	(53,043)	3,120
Income before income taxes	8,735	64,764
Provision for income taxes	2,297	14,507
Net income	$6,438	$50,257
Earnings per share:
Basic net income	$0.05	$0.41
Diluted net income	$0.05	$0.39

Weighted average shares outstanding:
Basic	125,696	111,055
Diluted	129,641	117,765

Dividends declared per share	$0.040	$0.025

The accompanying notes are an integral part of these condensed consolidated financial statements.

HighPeak Energy, Inc.

Condensed Consolidated Statements of Changes in Stockholders' Equity

(in thousands)

(Unaudited)

Three Months Ended March 31, 2024
	Shares Outstanding	Common Stock	Additional Paid-in-Capital	Retained Earnings	Total Stockholders' Equity
Balance, December 31, 2023	128,421	$13	$1,189,424	$363,284	$1,552,721
Dividends declared ($0.04 per share)	—	—	—	(5,137)	(5,137)
Dividend equivalents declared on outstanding stock options ($0.04 per share)	—	—	—	(532)	(532)
Repurchased shares under buyback program	(566)	—	(8,851)	—	(8,851)
Exercise of warrants	—	—	—	—	—
Stock-based compensation costs:
Shares issued upon options being exercised	—	—	—	—	—
Compensation costs included in net income	—	—	3,798	—	3,798
Net income	—	—	—	6,438	6,438
Balance, March 31, 2024	127,855	$13	$1,184,371	$364,053	$1,548,437

Three Months Ended March 31, 2023
	Shares Outstanding	Common Stock	Additional Paid-in-Capital	Retained Earnings	Total Stockholders' Equity
Balance, December 31, 2022	113,165	$11	$1,008,896	$160,740	$1,169,647
Dividends declared ($0.025 per share)	—	—	—	(2,829)	(2,829)
Dividend equivalents declared on outstanding stock options ($0.025 per share)	—	—	—	(288)	(288)
Exercise of warrants	—	—	2	—	2
Stock-based compensation costs:
Shares issued upon options being exercised	12	—	148	—	148
Compensation costs included in net income	—	—	4,054	—	4,054
Net income	—	—	—	50,257	50,257
Balance, March 31, 2023	113,177	$11	$1,013,100	$207,880	$1,220,991

The accompanying notes are an integral part of these condensed consolidated financial statements.

HighPeak Energy, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Three Months Ended March 31,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$6,438	$50,257
Adjustments to reconcile net income to net cash provided by operations:
Provision for deferred income taxes	1,688	14,507
Loss (gain) on derivative instruments, net	53,043	(3,120)
Cash paid on settlement of derivative instruments	(5,148)	(2,194)
Amortization of debt issuance costs	2,053	2,668
Amortization of discounts on long-term debt	2,453	4,290
Stock-based compensation expense	3,798	4,054
Accretion expense	239	118
Depletion, depreciation and amortization expense	130,850	81,131
Exploration and abandonment expense	274	1,950
Changes in operating assets and liabilities:
Accounts receivable	(14,414)	15,617
Prepaid expenses, inventory and other assets	(4,722)	(2,567)
Accounts payable, accrued liabilities and other current liabilities	(5,113)	23,295
Net cash provided by operating activities	171,439	190,006
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to crude oil and natural gas properties	(147,698)	(379,103)
Changes in working capital associated with crude oil and natural gas property additions	1,705	65,062
Acquisitions of crude oil and natural gas properties	(2,171)	(5,463)
Other property additions	(59)	(18)
Net cash used in investing activities	(148,223)	(319,522)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments under Term Loan Credit Agreement	(30,000)	—
Repurchased shares under buyback program	(8,764)	—
Dividends paid	(5,050)	(2,776)
Dividend equivalents paid	(530)	(282)
Debt issuance costs	(7)	(544)
Borrowings under Prior Credit Agreement	—	150,000
Proceeds from exercises of stock options	—	148
Proceeds from exercises of warrants	—	2
Net cash (used in) provided by financing activities	(44,351)	146,548
Net (decrease) increase in cash and cash equivalents	(21,135)	17,032
Cash and cash equivalents, beginning of period	194,515	30,504
Cash and cash equivalents, end of period	$173,380	$47,536

Supplemental cash flow information:
Cash paid for interest	$39,678	$18,078
Cash paid for income taxes	—	—
Supplemental disclosure of non-cash transactions:
Additions to asset retirement obligations	201	768

The accompanying notes are an integral part of these condensed consolidated financial statements.

HIGHPEAK ENERGY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1. Organization and Nature of Operations

HighPeak Energy, Inc. ("HighPeak Energy" or the "Company,") is a Delaware corporation, formed in October 2019. See the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 , filed with the U.S. Securities and Exchange Commission (“SEC”) on March 6, 2024, for further information regarding the formation of the Company. HighPeak Energy’s common stock and warrants are listed and traded on the Nasdaq Global Market (the "Nasdaq") under the ticker symbols “HPK” and “HPKEW,” respectively. The Company is an independent crude oil and natural gas exploration and production company that explores for, develops and produces crude oil, NGL and natural gas in the Permian Basin in West Texas, more specifically, the Midland Basin primarily in Howard and Borden Counties. Our acreage is composed of two core areas, Flat Top primarily in the northern portion of Howard County extending into southern Borden County, southwest Scurry County and northwest Mitchell County and Signal Peak in the southern portion of Howard County.

NOTE 2. Basis of Presentation and Summary of Significant Accounting Policies

Presentation. In the opinion of management, the unaudited interim condensed consolidated financial statements of the Company as of March 31, 2024 and for the three months ended March 31, 2024 and 2023 include all adjustments and accruals, consisting only of normal, recurring adjustments and accruals necessary for a fair presentation of the results for the interim periods in conformity with generally accepted accounting principles in the United States ("GAAP"). The operating results for the three months ended March 31, 2024 are not indicative of results for a full year.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted in accordance with the rules and regulations of the SEC. These unaudited interim condensed consolidated financial statements should be read together with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.

Principles of consolidation. The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries since their acquisition or formation. All material intercompany balances and transactions have been eliminated.

Use of estimates in the preparation of financial statements. Preparation of the Company's condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities as of the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Depletion of crude oil and natural gas properties is determined using estimates of proved crude oil, NGL and natural gas reserves and evaluations for impairment of proved and unproved crude oil and natural gas properties, in part, is determined using estimates of proved and risk adjusted probable and possible crude oil, NGL and natural gas reserves. There are numerous uncertainties inherent in the estimation of quantities of proved, probable and possible reserves and in the projection of future rates of production and the timing of development expenditures. Similarly, if needed, evaluations for impairment of proved crude oil and natural gas properties are subject to numerous uncertainties including, among others, estimates of future recoverable reserves, commodity price outlooks and future undiscounted and discounted net cash flows. In addition, evaluations for impairment of unproved crude oil and natural gas properties on a project-by-project basis are also subject to numerous uncertainties including, among others, estimates of future recoverable reserves, results of exploration activities, commodity price outlooks, planned future sales or expirations of all or a portion of such projects. Other items subject to such estimates and assumptions include, but are not limited to, the carrying value of crude oil and natural gas properties, asset retirement obligations, equity-based compensation, fair value of derivatives, expected credit losses and estimates of income taxes. Actual results could differ from the estimates and assumptions utilized.

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

Accounts receivable. As of March 31, 2024 and December 31, 2023, the Company’s accounts receivables primarily consist of amounts due from the sale of crude oil, NGL and natural gas of $99.4 million and $82.5 million, respectively, and are based on estimates of sales volumes and realized prices the Company anticipates it will receive, joint interest receivables of $6.4 million and $4.4 million, respectively, current U.S. federal income tax receivables of $2.8 million and $3.2 million, respectively, and receivables related to settlements of derivative contracts of $446,000 and $4.5 million, respectively. The Company’s share of crude oil, NGL and natural gas production is sold to various purchasers who must be prequalified under the Company’s credit risk policies and procedures. The Company’s credit risk related to collecting accounts receivables is mitigated by using credit and other financial criteria to evaluate the credit standing of the entity obligated to make payment on the accounts receivable, and where appropriate, the Company obtains assurances of payment, such as a guarantee by the parent company of the counterparty or other credit support.

Accounts receivable are stated at amounts due from purchasers or joint interest owners, net of an allowance for expected losses as estimated by the Company when collection is doubtful. For receivables from joint interest owners, the Company typically has the ability to withhold future revenue disbursements to recover any non-payment of joint interest billings. Accounts receivable from purchasers or joint interest owners outstanding longer than the contractual payment terms are considered past due. The Company determines its allowance for each type of receivable by considering a number of factors, including the length of time accounts receivable are past due, the Company’s previous loss history, the debtor’s current ability to pay its obligation to the Company, the condition of the general economy and the industry as a whole. The Company writes off specific accounts receivable when they become uncollectible, and payments subsequently received on such receivables are credited to the allowance for expected losses. As of March 31, 2024 and December 31, 2023, the Company had no allowance for credit losses related to accounts receivable.

Concentration of credit risk. The Company is subject to credit risk resulting from the concentration of its crude oil and natural gas receivables with significant purchasers. For the three months ended March 31, 2024 and the year ended December 31, 2023, sales to the Company’s largest purchaser accounted for approximately 76% and 82%, respectively, and sales to the Company’s second largest purchaser accounted for approximately 17% and 14%, respectively, of the Company’s total crude oil, NGL and natural gas sales revenues. The Company generally does not require collateral and does not believe the loss of these particular purchasers would materially impact its operating results, as crude oil and natural gas are fungible products with well-established markets and numerous purchasers in various regions.

Inventory. Inventory is comprised primarily of crude oil and natural gas drilling and completion or repair items such as pumps, tubing, casing, vessels, operating supplies and ordinary maintenance materials and parts. The materials and supplies inventory is primarily acquired for use in future drilling and completion or repair operations and is carried at the lower of cost or net realizable value, on a weighted average cost basis. Valuation allowances for materials and supplies inventories are recorded as reductions to the carrying values of the materials and supplies inventories in the Company’s condensed consolidated balance sheet and as charges to other expense in the condensed consolidated statements of operations. The Company’s materials and supplies inventory as of March 31, 2024 and December 31, 2023 is $11.2 million and $7.3 million, respectively, and the Company has not recognized any valuation allowance to date.

Prepaid expenses. Prepaid expenses are comprised primarily of caliche that will be used on future locations and roads in our development areas, fees related to strategic alternatives that will be deducted from eventual commissions on a future transaction, prepaid insurance costs that will be amortized over the life of the policies, tubulars and proppant that the Company has prepaid the suppliers to guarantee their availability when needed for our current drilling program and prepaid agency fees and software maintenance fees that will be amortized over the life of the contracts. Prepaid expenses as of March 31, 2024 and December 31, 2023 are $2.8 million and $1.0 million, respectively.

Crude oil and natural gas properties. The Company utilizes the successful efforts method of accounting for its crude oil and natural gas properties. Under this method, all costs associated with productive and nonproductive development wells are capitalized while nonproductive exploration costs and geological and geophysical expenditures are expensed.

The Company does not carry the costs of drilling an exploratory well as an asset in its condensed consolidated balance sheet following the completion of drilling unless both of the following conditions are met: (i) the well has found a sufficient quantity of reserves to justify its completion as a producing well and (ii) the Company is making sufficient progress assessing the reserves and the economic and operating viability of the project.

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

Other property and equipment, net. Other property and equipment is recorded at cost. The carrying values of other property and equipment, net of accumulated depreciation of $935,000 and $904,000 as of March 31, 2024 and December 31, 2023, respectively, are as follows (in thousands):

	March 31, 2024	December 31, 2023
Land	$2,139	$2,139
Transportation equipment	688	689
Buildings	527	530
Leasehold improvements	205	209
Field equipment	3	4
Furniture and fixtures	1	1
Total other property and equipment, net	$3,563	$3,572

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

Aid-in-construction assets. As of March 31, 2024 and December 31, 2023, the Company had aid-in-construction assets totaling $4.7 million and $5.2 million, respectively, included in other noncurrent assets. The Company has received and will continue to receive payments based on gross system throughput, including any third-party natural gas that is potentially tied into the Flat Top gathering system in the future. The contract calls for future aid-in-construction fundings if expansions of the system are necessary as determined in the sole discretion of the Company.

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

Current liabilities. Current liabilities as of March 31, 2024 and December 31, 2023 totaled approximately $288.0 million and $287.4 million, respectively, including current maturities of long-term debt, trade accounts payable, accrued capital expenditures, revenues and royalties payable, derivative liabilities and accruals for operating and general and administrative expenses, interest expense, operating leases, dividends and dividend equivalents and other miscellaneous items.

Debt issuance costs and original issue discount. The Company has paid a total of $25.1 million in debt issuance costs, $7,000 and $28.4 million of which were incurred during the three months ended March 31, 2024 and the year ended December 31, 2023, respectively, primarily related to the completion of the Term Loan Credit Agreement and Senior Credit Facility Agreement and amendments to the Prior Credit Agreement. Amortization based on the straight-line method over the terms of the Term Loan Credit Agreement, Senior Credit Facility Agreement, Prior Credit Agreement, 10.000% Senior Notes and 10.625% Senior Notes which approximates the effective interest method was $2.1 million and $2.7 million during the three months ended March 31, 2024 and 2023, respectively. In addition, the Company realized a total of $64.8 million in original issue discounts on the issuance of its Term Loan Credit Agreement, 10.000% Senior Notes and 10.625% Senior Notes that is being amortized over the life of the agreements which approximates the effective interest method and was $2.5 million and $4.3 million during the three months ended March 31, 2024 and 2023, respectively. All unamortized debt issuance costs and discounts as of the termination of the Prior Credit Agreement and redemption of the 10.000% Senior Notes and 10.625% Senior Notes during September 2023 were charged to expense and included in loss on extinguishment of debt in the year ended December 31, 2023. See Note 7 for more information. As of March 31, 2024 and December 31, 2023, the remaining net debt issuance costs and discounts related to the Term Loan Credit Agreement are netted against the outstanding long-term debt on the accompanying condensed consolidated balance sheets.

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

Revenue recognition. The Company follows FASB ASC 606, “Revenue from Contracts with Customers,” (“ASC 606”) whereby the Company recognizes revenues from the sales of crude oil, NGL and natural gas to its purchasers and presents them disaggregated on the Company’s condensed consolidated statements of operations.

The Company enters into contracts with purchasers to sell its crude oil, NGL and natural gas production. Revenue on these contracts is recognized in accordance with the five-step revenue recognition model prescribed in ASC 606. Specifically, revenue is recognized when the Company’s performance obligations under these contracts are satisfied, which generally occurs with the transfer of control of the crude oil and natural gas to the purchaser. Control is generally considered transferred when the following criteria are met: (i) transfer of physical custody, (ii) transfer of title, (iii) transfer of risk of loss and (iv) relinquishment of any repurchase rights or other similar rights. Given the nature of the products sold, revenue is recognized at a point in time based on the amount of consideration the Company expects to receive in accordance with the price specified in the contract. Consideration under the crude oil and natural gas marketing contracts is typically received from the purchaser one to two months after the date of sale. As of March 31, 2024 and December 31, 2023, the Company had receivables related to contracts with purchasers of approximately $99.4 million and $82.5 million, respectively.

Crude Oil Contracts. The Company’s crude oil marketing contracts transfer physical custody and title at or near the wellhead, which is generally when control of the crude oil has been transferred to the purchaser. The crude oil produced is sold under contracts using market-based pricing which is then adjusted for the differentials based upon delivery location and crude oil quality. Since the differentials are incurred after the transfer of control of the crude oil, the differentials are included in crude oil sales on the condensed consolidated statements of operations as they represent part of the transaction price of the contract.

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

The Company reviews its deferred tax assets for recoverability and establishes a valuation allowance based on projected future taxable income, applicable tax strategies and the expected timing of the reversals of existing temporary differences. A valuation allowance is provided when it is more likely than not (likelihood of greater than 50 percent) that some portion or all the deferred tax assets will not be realized. The Company has not established a valuation allowance as of March 31, 2024 or December 31, 2023.

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

Tax-related interest charges are recorded as interest expense and any tax-related penalties as other expense in the condensed consolidated statements of operations of which there have been none to date.

The Company is also subject to Texas Margin Tax. The Company realized $223,000 and zero in current Texas Margin Tax during the three months ended March 31, 2024 and 2023, respectively, in the accompanying condensed consolidated financial statements.

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

New accounting pronouncements not yet adopted. In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures,” which enhances the transparency and decision usefulness of income tax disclosures. The amendments address more transparency about income tax information through improvements to income tax disclosures primarily related to the rate reconciliation and income taxes paid information. The ASU also includes certain other amendments to improve the effectiveness of income tax disclosures. The amendments in this ASU are effective for public business entities for annual periods beginning after December 15, 2024 on a prospective basis. The Company is currently evaluating the impact of this standard on its disclosures.

In November 2023, the FASB issued ASU 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures.” This ASU updates reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses and information used to assess segment performance. The amendments in this ASU are effective for public entities for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024. The Company is currently evaluating the impact of this standard on its disclosures.

In March 2024, the SEC adopted new climate rules that require a wide range of climate-related disclosures, including material climate-related risks, information on climate-related targets or goals that are material to the registrant’s business, results of operations or financial condition, Scope 1 and Scope 2 greenhouse gas emissions on a phased-in basis by large accelerated filers and accelerated filers when those emissions are material and the filing of an attestation report covering the same, and disclosure of the financial statement effects of severe weather events and other natural conditions including costs and losses. Compliance dates under the final rule are phased in by registrant category. Multiple lawsuits have been filed challenging the SEC’s new climate rules, which have been consolidated and will be heard in the U.S. Court of Appeals for the Eighth Circuit. In April 2024, the SEC issued an order staying the final rules until judicial review is complete. The Company is currently evaluating the impact of the final rules on its disclosures.

The Company considers the applicability and the impact of all ASUs. ASUs were assessed and determined to be either not applicable, the effects of adoption are not expected to be material or are clarifications of ASUs previously disclosed.

NOTE 3. Acquisitions

During the three months ended March 31, 2024 and 2023, the Company incurred a total of $2.2 million and $5.5 million, respectively, in acquisition costs primarily to acquire crude oil and natural gas leases largely contiguous to its Flat Top and Signal Peak operating areas.

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

Assets and liabilities measured at fair value on a recurring basis. Assets and liabilities measured at fair value on a recurring basis as of March 31, 2024 and December 31, 2023 are as follows (in thousands):

	As of March 31, 2024
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Commodity price derivatives – current	$—	$2,639	$—	$2,639
Commodity price derivatives – noncurrent	—	1,380	—	1,380
Total assets	—	4,019	—	4,019
Liabilities:
Commodity price derivatives – current	—	16,440	—	16,440
Commodity price derivatives – noncurrent	—	1,054	—	1,054
Total liabilities	—	17,494	—	17,494
Total recurring fair value measurements, net	$—	$(13,475)	$—	$(13,475)

	As of December 31, 2023
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Commodity price derivatives – current	$—	$31,480	$—	$31,480
Commodity price derivatives – noncurrent	—	16,059	—	16,059
Total assets	—	47,539	—	47,539
Liabilities:
Commodity price derivatives – current	—	13,054	—	13,054
Commodity price derivatives – noncurrent	—	65	—	65
Total liabilities	—	13,119	—	13,119
Total recurring fair value measurements, net	$—	$34,420	$—	$34,420

Commodity price derivatives. The Company’s commodity price derivatives are currently made up of crude oil swap contracts, enhanced collars, deferred premium put options and basis swaps. The Company measures derivatives using an industry-standard pricing model that is provided by the counterparties. The inputs utilized in the third-party discounted cash flow and option-pricing models for valuing commodity price derivatives include forward prices for crude oil, contracted volumes, volatility factors and time to maturity, which are considered Level 2 inputs.

Assets and liabilities measured at fair value on a nonrecurring basis. Certain assets and liabilities are measured at fair value on a nonrecurring basis. These assets and liabilities are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances. Specifically, (i) stock-based compensation is measured at fair value on the date of grant based on Level 1 inputs for restricted stock awards or Level 2 inputs for stock option awards based upon market data, (ii) the estimates and fair value measurements used for the evaluation of proved property for potential impairment using Level 3 inputs based upon market conditions in the area and (iii) asset retirement obligations are measured at estimated fair value on the date the liabilities are incurred using Level 3 inputs based on expected future costs to retire the assets, market conditions and estimated lives of the assets. The Company assesses the recoverability of the carrying amount of certain assets and liabilities whenever events or changes in circumstances indicate the carrying amount of an asset or liability may not be recoverable. These assets and liabilities can include inventories, proved and unproved crude oil and natural gas properties and other long-lived assets that are written down to fair value when they are impaired or held for sale. The Company did not record any impairments to proved or unproved crude oil and natural gas properties for the periods presented in the accompanying condensed consolidated financial statements.

Financial instruments not carried at fair value. As of March 31, 2024 and December 31, 2023, the Company had no financial instruments that are not carried at fair value in the consolidating balance sheets. The Company has other financial instruments consisting primarily of cash and cash equivalents, accounts receivable, accounts payable, long-term debt (specifically the Term Loan Credit Agreement and Senior Credit Facility Agreement), and other current assets and liabilities that approximate fair value due to the nature of the instrument and their relatively short maturities.

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

The following table summarizes the effect of derivative instruments on the Company’s condensed consolidated statements of operations (in thousands):

	Three Months Ended March 31,
	2024	2023

Noncash gain (loss) on derivative instruments, net	$(47,895)	$5,314
Cash paid on settlement of derivative instruments, net	(5,148)	(2,194)
Gain (loss) on derivative instruments, net	$(53,043)	$3,120

Crude oil production derivatives. The Company sells its crude oil production at the lease and the sales contracts governing such crude oil production are tied directly to, or are correlated with, NYMEX WTI Cushing and Argus WTI Midland crude oil prices. As such, the Company primarily uses NYMEX WTI Cushing derivative contracts as well as Argus WTI Midland basis swaps to manage future crude oil price volatility. The Argus WTI Midland basis differential represents the amount of premium to NYMEX WTI Cushing.

The Company’s outstanding NYMEX WTI Cushing and Argus WTI Midland crude oil derivative instruments as of March 31, 2024 and the weighted average crude oil prices and premiums payable per barrel for those contracts are as follows:

					Swaps	Enhanced Collars & Deferred Premium Puts
Settlement Month	Year	Type of Contract	Bbls Per Day	Index	Price per Bbl	Floor or Strike Price per Bbl	Ceiling Price per Bbl	Deferred Premium Payable per Bbl
Crude Oil:
Apr – Jun	2024	Swap	4,000	WTI Cushing	$84.00	$—	$—	$—
Apr – Jun	2024	Basis Swap	25,000	Argus WTI Midland	$1.12	$—	$—	$—
Apr – Jun	2024	Collar	5,500	WTI Cushing	$—	$69.73	$95.00	$0.61
Apr – Jun	2024	Put	14,000	WTI Cushing	$—	$60.41	$—	$5.00
Jul – Sep	2024	Swap	4,000	WTI Cushing	$84.00	$—	$—	$—
Jul – Sep	2024	Basis Swap	25,000	Argus WTI Midland	$1.12	$—	$—	$—
Jul – Sep	2024	Collar	1,500	WTI Cushing	$—	$69.00	$95.00	$0.85
Jul – Sep	2024	Put	14,000	WTI Cushing	$—	$60.41	$—	$5.00
Oct – Dec	2024	Swap	5,500	WTI Cushing	$76.37	$—	$—	$—
Oct – Dec	2024	Basis Swap	25,000	Argus WTI Midland	$1.12	$—	$—	$—
Oct – Dec	2024	Collar	10,600	WTI Cushing	$—	$65.68	$90.32	$1.85
Oct – Dec	2024	Put	2,000	WTI Cushing	$—	$58.00	$—	$5.00
Jan – Mar	2025	Swap	5,500	WTI Cushing	$76.37	$—	$—	$—
Jan – Mar	2025	Collar	8,000	WTI Cushing	$—	$65.00	$90.00	$2.12
Jan – Mar	2025	Put	2,000	WTI Cushing	$—	$58.00	$—	$5.00
Apr – Jun	2025	Swap	5,500	WTI Cushing	$76.37	$—	$—	$—
Apr – Jun	2025	Collar	7,000	WTI Cushing	$—	$65.00	$90.08	$2.28
Apr – Jun	2025	Put	2,000	WTI Cushing	$—	$58.00	$—	$5.00
Jul – Sep	2025	Swap	3,000	WTI Cushing	$75.85	$—	$—	$—
Jul – Sep	2025	Collar	7,000	WTI Cushing	$—	$65.00	$90.08	$2.28
Jul – Sep	2025	Put	2,000	WTI Cushing	$—	$58.00	$—	$5.00

The Company uses credit and other financial criteria to evaluate the credit standings of, and to select, counterparties to its derivative financial instruments. Although the Company does not obtain collateral or otherwise secure the fair value of its derivative financial instruments, associated credit risk is mitigated by the Company’s credit risk policies and procedures.

Net derivative liabilities associated with the Company’s open commodity derivative instruments by counterparty are as follows (in thousands):

As of March 31, 2024
Macquarie Bank Limited	$(11,413)
Wells Fargo Bank, National Association	(1,629)
Mercuria Energy Trading SA	(806)
Fifth Third Bank, National Association	373
$(13,475)

NOTE 6. Exploratory/Extension Well Costs

The Company capitalizes exploratory/extension wells and project costs until a determination is made that the well or project has either found proved reserves, is impaired or is sold. The Company’s capitalized exploratory/extension well and project costs are included in proved properties in the condensed consolidated balance sheets. If the exploratory/extension well or project is determined to be impaired, the impaired costs are charged to exploration and abandonments expense.

The changes in capitalized exploratory/extension well costs are as follows (in thousands):

Three Months Ended March 31, 2024
Beginning capitalized exploratory/extension well costs	$40,888
Additions to exploratory/extension well costs	25,818
Reclassification to proved properties	(41,299)
Exploratory/extension well costs charged to exploration and abandonment expense	(229)
Ending capitalized exploratory/extension well costs	$25,178

All capitalized exploratory/extension well costs have been capitalized for less than one year based on the date of drilling.

NOTE 7. Long-Term Debt

The components of long-term debt, including the effects of debt issuance costs, are as follows (in thousands):

	March 31, 2024	December 31, 2023
Term Loan Credit Agreement due 2026	$1,170,000	$1,200,000
Senior Credit Facility Agreement due 2026	—	—
Discounts, net (a)	(24,609)	(27,062)
Debt issuance costs, net (b)	(20,593)	(22,639)
Total debt	1,124,798	1,150,299
Less current maturities of long-term debt	(120,000)	(120,000)
Long-term debt, net	$1,004,798	$1,030,299

(a)	Discounts as of March 31, 2024 and December 31, 2023 consisted of $30.0 million in discounts less accumulated amortization of $5.4 million and $2.9 million, respectively.
(b)

Debt issuance costs as of March 31, 2024 and December 31, 2023 consisted of $25.1 million and $25.0 million, respectively, in costs less accumulated amortization of $4.5 million and $2.4 million, respectively.

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

The Term Loan Credit Agreement also contains certain financial covenants, including (i) an asset coverage ratio that may not be less than 1.50 to 1.00 and (ii) a total net leverage ratio that may not exceed 2.00 to 1.00. Additionally, the Term Loan Credit Agreement contains additional restrictive covenants that limit the ability of the Company and its restricted subsidiaries to, among other things, incur additional indebtedness (with such exceptions including, among other things, a super priority revolving credit facility limited to $100 million), incur additional liens, make investments and loans, enter into mergers and acquisitions, materially increase dividends and other payments, enter into certain hedging transactions, sell assets, engage in transactions with affiliates and make certain capital expenditures based on the Company’s total net leverage ratio.

The Term Loan Credit Agreement contains customary mandatory prepayments, including quarterly installments of $30.0 million in aggregate principal amount which began March 31, 2024, the prepayment of gross proceeds from an incurred indebtedness other than Permitted Indebtedness (as defined in the Term Loan Credit Agreement), the prepayment of net cash proceeds for asset sales and hedge terminations in excess of $20.0 million within one calendar year, and prepayments of Excess Cash Flow (as defined in the Term Loan Credit Agreement) which began with the fiscal quarter ending March 31, 2024. In addition, the Term Loan Credit Agreement is subject to customary events of default, including a change in control. If an event of default occurs and is continuing, the collateral agent or the majority lenders may accelerate any amounts outstanding and terminate lender commitments.

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

Senior Credit Facility Agreement. On November 1, 2023, the Company entered into a credit agreement with Fifth Third Bank, National Association (“Fifth Third”) as the administrative agent and as the collateral agent and a number of banks included in the syndicate to establish a senior revolving credit facility (“Senior Credit Facility Agreement”) that matures on September 30, 2026. The Senior Credit Facility Agreement has aggregate maximum commitments of $100.0 million and effective March 29, 2024 pursuant to the First Amendment, current commitments of $100.0 million. Loans under the Senior Credit Facility Agreement bear interest at either the Adjusted Term SOFR (as defined in the Senior Credit Facility Agreement) or the Base Rate (as defined in the Senior Credit Facility Agreement) at the Company’s option, plus an applicable margin ranging (i) for Adjusted Term SOFR loans, from 4.00% to 5.00%, and (ii) for Base Rate loans, from 3.00% to 4.00%, in each case calculated based on the ratio at such time of the outstanding principal loan amounts to the aggregate amount of lenders’ commitments. To the extent that a payment default exists and is continuing, at the election of the Required Lenders (as defined in the Senior Credit Facility Agreement) under the Senior Credit Facility Agreement, all amounts outstanding under the Senior Credit Facility Agreement will bear interest at 2.00% per annum above the rate and margin otherwise applicable thereto. The Company is able to repay any amounts borrowed prior to the maturity date without premium or penalty. The Senior Credit Facility Agreement is guaranteed by the Company and certain of its subsidiaries and is secured by a first lien security interest in substantially all assets of the Company and certain of its subsidiaries.

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

In connection with the entry into the aforementioned Term Loan Credit Agreement, the Prior Credit Agreement was terminated, all outstanding obligations for principal, interest and fees were paid off in full, and all liens securing such obligations and guarantees of such obligations and securing any letter of credit or hedging obligations (other than those novated pursuant to the terms of the Term Loan Credit Agreement) permitted by the Prior Credit Agreement to be secured by such liens were released. In addition, unamortized debt issuance costs as of the termination date of $2.7 million were charged to expense and included in loss on extinguishment of debt during the third quarter of 2023.

10.000% Senior Notes. In February 2022, the Company issued $225.0 million aggregate principal amount of its 10.000% Senior Notes due 2024 (“10.000% Senior Notes”), which were set to mature on February 15, 2024. The Company received proceeds of $202.9 million, net of $22.1 million of issuance costs and discounts. The net proceeds were used to pay down the balance of the Prior Credit Agreement to zero at closing and to fund our ongoing capital development program with subsequent draws on the Prior Credit Agreement. Interest on the 10.000% Senior Notes was payable on February 15 and August 15 of each year. In connection with the aforementioned Term Loan Credit Agreement, the 10.000% Senior Notes were redeemed at a redemption price of 100% of the principal amount thereof plus accrued and unpaid interest and fees. In addition, unamortized discounts and debt issuance costs as of the redemption date of $3.2 million and $1.5 million, respectively, were charged to expense and included in loss on extinguishment of debt during the third quarter of 2023.

10.625% Senior Notes. In November 2022 and December 2022, the Company issued $225.0 million and $25.0 million, respectively, under separate indentures, of its 10.625% Senior Notes due 2024 (“10.625% Senior Notes”), which were set to mature on November 15, 2024. The Company received proceeds of $223.7 million, net of $26.3 million of issuance costs and discounts. The net proceeds were used to reduce the outstanding balance of the Prior Credit Agreement at closing and for general corporate purposes. Interest on the 10.625% Senior Notes was payable on May 15 and November 15 of each year. In addition, the Company paid additional interest of $8.3 million in June 2023 in accordance with the indentures whereby if the Company did not receive a rating increase by June 30, 2023, it was required to pay said additional interest that is included in interest expense during the nine months ended September 30, 2023. In connection with the aforementioned Term Loan Credit Agreement, the 10.625% Senior Notes were redeemed at a redemption price of 100% of the principal amount thereof plus accrued and unpaid interest and fees, plus the applicable premium calculated as $4.5 million, which was the present value at September 14, 2023 of all required interest payments due on the 10.625% Senior Notes through November 15, 2023. In addition, unamortized discounts and debt issuance costs as of the redemption date of $11.7 million and $3.7 million, respectively, were charged to expense and included in loss on extinguishment of debt during the third quarter of 2023.

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

Asset retirement obligations activity is as follows (in thousands):

Three Months Ended March 31, 2024
Beginning asset retirement obligations	$13,245
Liabilities incurred from new wells	201
Accretion of discount	239
Ending asset retirement obligations	$13,685

As of March 31, 2024 and December 31, 2023, all asset retirement obligations are considered noncurrent and classified as such in the accompanying condensed consolidated balance sheets.

NOTE 9. Incentive Plans

401(k) Plan. The HighPeak Energy Employees, Inc 401(k) Plan (the “401(k) Plan”) is a defined contribution plan established under Section 401 of the Internal Revenue Code of 1986, as amended (the “Code”). All regular full-time and part-time employees of the Company are eligible to participate in the 401(k) Plan after three continuous months of employment with the Company. Participants may contribute up to 80 percent of their annual base salary into the 401(k) Plan. Matching contributions are made to the 401(k) Plan in cash by the Company in amounts equal to 100 percent of a participant’s contributions to the 401(k) Plan up to four percent of the participant’s annual base salary (the “Matching Contribution”). Each participant’s account is credited with the participant’s contributions, Matching Contributions and allocations of the 401(k) Plan’s earnings. Participants are fully vested in their account balances at their eligibility date. During the three months ended March 31, 2024 and 2023, the Company contributed $201,000 and $81,000 to the 401(k) Plan, respectively.

Long-Term Incentive Plan. The Company’s Second Amended & Restated Long Term Incentive Plan (“LTIP”) provides for the grant of stock options, restricted stock, stock awards, dividend equivalents, cash awards and substitute awards to officers, employees, directors and consultants of the Company. The number of shares available for grant pursuant to awards under the LTIP as of March 31, 2024 and December 31, 2023 are as follows:

	March 31, 2024	December 31, 2023
Approved and authorized shares	16,414,015	16,414,015
Shares subject to awards issued under plan	(15,756,458)	(15,759,791)
Shares available for future grant	657,557	654,224

Stock options. Stock option awards were granted to employees on August 24, 2020, November 4, 2021, May 4, 2022, August 15, 2022 and July 21, 2023. Stock-based compensation expense related to the Company’s stock option awards for the three months ended March 31, 2024 and 2023 was $52,000 and $314,000, respectively, and as of March 31, 2024 there was $49,000 of unrecognized stock-based compensation expense related to unvested stock option awards. The unrecognized compensation expense will be recognized on a straight-line basis over the remaining vesting periods of the awards, which is a period of less than one year. The 1,949,000 stock options granted in July 2023 were 100% vested upon grant on July 21, 2023. However, to encourage long-term alignment with the Company stockholders, the stock options are not exercisable until the earlier of (i) August 31, 2026, (ii) upon a change in control or (iii) upon the death or disability of the grantee.

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

	Stock Options	Average Exercise Price	Remaining Term in Years	Intrinsic Value (in thousands)
Outstanding at December 31, 2022	11,517,228	$12.20	7.9	$128,429
Awards granted	1,949,000	10.50
Exercised	(11,834)	$12.52
Forfeitures	(5,333)	$24.83
Outstanding at December 31, 2023	13,449,061	$11.95	6.3	$47,672
Forfeitures	(3,333)	$29.67
Outstanding at March 31, 2024	13,445,728	$11.95	6.1	$65,821

Vested at December 31, 2023	13,387,074	$11.88	6.3	$47,672
Exercisable at December 31, 2023	11,438,074	$12.12	6.9	$40,383

Vested at March 31, 2024	13,387,074	$11.88	6.1	$65,821
Exercisable at March 31, 2024	11,438,074	$12.12	6.7	$55,550

Restricted stock issued to employee members of the Board and certain employees. A total of 1,500,500 shares of restricted stock was approved by the Board to be granted to certain employee members of the Board of the Company on November 4, 2021, which vest on the three -year anniversary of such grant assuming the employees remain in his or her position as of the anniversary date. Therefore, stock-based compensation expense of $1.8 million and $1.8 million was recognized during the three months ended March 31, 2024 and 2023, respectively, and the remaining $4.2 million as of March 31, 2024 will be recognized over the remaining restricted period, which was based upon the closing price of the stock on the date of the restricted stock issuance. The Board also approved a total of 600,000 shares of restricted stock to be granted to certain employees of the Company on June 1, 2022, which vest on November 4, 2024, assuming the employees remain in his or her position as of that date. Therefore, stock-based compensation expense of $1.8 million and $1.8 million was recognized during the three months ended March 31, 2024 and 2023, respectively, and the remaining $4.1 million as of March 31, 2024 will be recognized over the remaining restricted period, which was based upon the closing price of the stock on the date of the restricted stock issuance.

Stock issued to outside directors. A total of 58,767 shares of restricted stock was approved by the Board to be granted to the outside directors of the Company on June 1, 2023, which will vest at the next annual meeting, assuming the Board members maintain their positions on the Board. Therefore, stock-based compensation expense of $189,000 was recognized during the three months ended March 31, 2024 and the remaining $126,000 will be recognized during the second quarter of 2024, which was based upon the closing price of the stock on the date of the restricted stock issuance. In addition, a total of 21,184 shares of restricted stock was approved by the Board to be granted to the outside directors of the Company on June 1, 2022, which vested during the second quarter of 2023. Therefore, stock-based compensation expense of $183,000 was recognized during the three months ended March 31, 2023, which was based upon the closing price of the stock on the date of the restricted stock issuance.

NOTE 10. Commitments and Contingencies

Leases. The Company follows ASC Topic 842, “Leases” to account for its operating and finance leases. Therefore, as of March 31, 2024 the Company had right-of-use assets totaling $382,000 included in other noncurrent assets and operating lease liabilities totaling $400,000 included in current liabilities, and as of December 31, 2023 the Company had right-of-use assets totaling $510,000 included in other noncurrent assets and operating lease liabilities totaling $528,000 included in current liabilities on the accompanying condensed consolidated balance sheets. The Company does not currently have any finance right-of-use leases. Maturities of the operating lease obligations are as follows (in thousands):

March 31, 2024
Remainder of 2024	$414
Less present value discount	(14)
Present value of lease liabilities	$400

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

Crude oil delivery commitments. In May 2021, the Company entered into a crude oil marketing contract with DK Trading & Supply, LLC (“Delek”) as the purchaser and DKL Permian Gathering, LLC (“DKL”) as the gatherer and transporter. The contract includes the Company’s current and future crude oil production from the majority of its horizontal wells in Flat Top where DKL is continually constructing a crude oil gathering system and custody transfer meters to most of the Company’s central tank batteries. The contract contains a minimum volume commitment commencing October 2021 based on the gross barrels delivered at the Company’s central tank battery facilities and is 5,000 Bopd for the first year, 7,500 Bopd for the second year and 10,000 Bopd for the remaining eight years of the contract. However, the Company has the ability under the contract to cumulatively bank excess volumes delivered to offset future minimum volume commitments. For the period from October 1, 2021 to March 31, 2024, the Company has delivered approximately 29,854 Bopd under the contract which is approximately 81 percent of the total contracted volume for the life of the contract. The monetary commitment for the remaining 6.5 MMBbl as of March 31, 2024, if the Company never delivers any additional volumes under the agreement, is approximately $5.5 million.

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

Power contracts. In June 2022, the Company entered into a contract with TXU Energy Retail Company LLC (“TXU”) to provide a block of electric power at an attractive variable rate, which fluctuates based on the usage by the Company through May 31, 2032. In March 2024, the Company entered into a contract to provide an additional block of electric power under similar terms. In conjunction with these contracts, the Company has a $4.6 million Letter of Credit in place in lieu of a deposit to TXU that is cancellable at the end of the contract term.

Sand commitments. The Company is party to an amended agreement whereby it has agreed to purchase at least 750,000 tons of sand over a fifteen-month period beginning April 1, 2024. There are stipulations in the agreement that reduce this commitment should there be a downturn in crude oil prices. Generally, if the Company never takes delivery of any sand under the agreement, the monetary commitment that remains as of March 31, 2024 is approximately $19.1 million.

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

Water Treatment. In May 2022, the Company entered into an agreement with Pilot Exploration, Inc. (“Pilot”) to utilize Pilot’s proprietary water treatment technology in the Company’s Flat Top area to treat produced water such that it can be reused in the Company’s completion operations or sold to third parties for their completion operations. During the one-year term of the agreement, beginning on October 1, 2022, the Company agreed to a minimum volume commitment of 29.2 million barrels of produced water while maintaining the ability to bank excess produced water processed each month toward the minimum volume commitment. During the three months ended March 31, 2023, the Company paid $1.5 million to Pilot for such services. In April 2023, the Company terminated the contract with Pilot in exchange for $6.5 million that was paid and charged to other expense during the second quarter of 2023.

NOTE 12. Major Customers

Delek accounted for approximately 76% and 76% and Energy Transfer Crude Marketing, LLC (“ETC”) accounted for approximately 17% and 19% of the Company’s revenues during the three months ended March 31, 2024 and 2023, respectively. Based on the current demand for crude oil and natural gas and the availability of other purchasers, management believes the loss of either of these major purchasers would not have a material adverse effect on our financial condition and results of operations because crude oil and natural gas are fungible products with well-established markets and numerous purchasers.

NOTE 13. Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company is subject to corporate income taxes and Texas margin tax. The Company and its subsidiaries file a U.S. federal corporate income tax return on a consolidated basis.

On August 16, 2022, President Biden signed into law the Inflation Reduction Act of 2022 (“IRA 2022”), which among other tax provisions, created a 15 percent corporate alternative minimum tax (“CAMT”) on the “adjusted financial statement income” of certain large corporations (generally, corporations reporting at least $1.0 billion of average adjusted pre-tax net income on their consolidated financial statements) as well as an excise tax of 1% on the fair market value of certain public company stock repurchases for tax years beginning after December 31, 2022. Based on application of currently available guidance, the Company’s income tax expense for the three months ended March 31, 2024 and 2023 was not impacted by the CAMT. The Company’s excise tax during the three months ended March 31, 2024 was immaterial and was recognized as part of the cost basis of the stock repurchased.

The Company’s provision for income taxes attributable to income before income taxes consisted of the following (in thousands):

	Three Months Ended March 31,
	2024	2023
Provision for current income taxes:
Federal	$386	$—
State	223	—
Total provision for current income taxes	609	—
Provision for deferred income taxes:
Federal	1,465	13,920
State	223	587
Total provision for deferred income taxes	1,688	14,507
Total provision for income taxes	$2,297	$14,507

The reconciliation between the provision for income taxes computed by multiplying pre-tax income by the U.S. federal statutory rate and the reported amounts of provision for income taxes is as follows (in thousands, except rate):

	Three Months Ended March 31,
	2024	2023
Provision for income taxes at U.S. federal statutory rate	$1,834	$13,600
Limited tax benefit due to stock-based compensation	377	289
State deferred income taxes	399	587
Other, net	(313)	31
Provision for income taxes	$2,297	$14,507
Effective income tax rate	26.3%	22.4%

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities were as follows as of March 31, 2024 and December 31, 2023 (in thousands):

	March 31, 2024	December 31, 2023
Deferred tax assets:
Interest expense limitations	$48,716	$41,352
Net operating loss carryforwards	11,960	13,503
Stock-based compensation	6,753	6,332
Unrecognized derivative losses, net	2,909	—
Other	237	36
Less: Valuation allowance	—	—
Deferred tax assets	70,575	61,223
Deferred tax liabilities:
Crude oil and natural gas properties, principally due to differences in basis and depreciation and the deduction of intangible drilling costs for tax purposes	(269,332)	(250,859)
Unrecognized derivative gains, net	—	(7,432)
Deferred tax liabilities	(269,332)	(258,291)
Net deferred tax liabilities	$(198,757)	$(197,068)

The effective income tax rate differs from the U.S. statutory rate of 21 percent primarily due to deferred state income taxes and other permanent differences between GAAP income and taxable income.

As required by ASC Topic 740, “Income Taxes,” (“ASC 740”) the Company uses reasonable judgments and makes estimates and assumptions related to evaluating the probability of uncertain tax positions. The Company bases its estimates and assumptions on the potential liability related to an assessment of whether the income tax position will “more likely than not” be sustained in an income tax audit. Based on that analysis, the Company believes the Company has not taken any material uncertain tax positions, and therefore has not recorded an income tax liability related to uncertain tax positions. However, if actual results materially differ, the Company’s effective income tax rate and cash flows could be affected in the period of discovery or resolution. The Company also reviews the estimates and assumptions used in evaluating the probability of realizing the future benefits of the Company’s deferred tax assets and records a valuation allowance when the Company believes that a portion or all the deferred tax assets may not be realized. If the Company is unable to realize the expected future benefits of its deferred tax assets, the Company is required to provide a valuation allowance. The Company uses its history and experience, overall profitability, future management plans, tax planning strategies, and current economic information to evaluate the amount of valuation allowance to record. As of March 31, 2024 and December 31, 2023, the Company had not recorded a valuation allowance for deferred tax assets arising from its operations because the Company believed they met the “more likely than not” criteria as defined by the recognition and measurement provisions of ASC 740. The Company reversed a portion of its deferred tax asset related to stock-based compensation based on the assumption that the tax deduction will be subject to IRC Section 162(m) limits when the stock options are exercised and the restricted stock vests. IRC Section 162(m) limits compensation deductions to $1.0 million per year for certain Company executives.

The Company is also subject to Texas margin tax. The Company realized $223,000 and zero in current Texas margin tax in the accompanying condensed consolidated financial statements for the three months ended March 31, 2024 and 2023, respectively. In addition, the Company has recognized a net deferred Texas margin tax liability of $7.3 million and $7.1 million as of March 31, 2024 and December 31, 2023, respectively, in the accompanying condensed consolidated balance sheets.

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

The following table reconciles the Company’s earnings from operations and earnings attributable to common stockholders to the basic and diluted earnings used to determine the Company’s earnings per share amounts for the three months ended March 31, 2024 and 2023 under the two-class method (in thousands):

	Three Months Ended March 31,
	2024	2023
Net income as reported	$6,438	$50,257
Participating basic earnings (a)	(605)	(4,638)
Basic earnings attributable to common stockholders	5,833	45,619
Reallocation of participating earnings	1	75
Diluted net income attributable to common stockholders	$5,834	$45,694

Basic weighted average shares outstanding	125,696	111,055
Dilutive warrants and unvested stock options	1,786	4,588
Dilutive unvested restricted stock	2,159	2,122
Diluted weighted average shares outstanding	129,641	117,765

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

NOTE 15. Stockholders’ Equity

Stock Repurchase Program. In February 2024, the Company’s board of directors approved a common stock repurchase program to acquire up to $75.0 million of the Company’s outstanding common stock, excluding excise tax, which expires on December 31, 2024. Purchases under the repurchase program may be made from time to time in open market or privately negotiated transactions, and are subject to market conditions, applicable legal requirements, contractual obligations and other factors. The repurchase program does not require the Company to acquire any specific number of shares. This repurchase program may be suspended from time to time, modified, extended or discontinued by the board of directors at any time. During the three months ended March 31, 2024 and 2023, the Company repurchased, excluding excise tax, approximately $8.8 million and zero of common stock under this repurchase program, respectively. As of March 31, 2024, approximately $66.2 million remained available for use to repurchase shares under the Company’s common stock repurchase program, excluding excise tax.

Issuance of Common Stock. During the three months ended March 31, 2024, the Company did not issue any shares of HighPeak Energy common stock. During the three months ended March 31, 2023, the Company issued 11,984 shares of HighPeak Energy common stock as a result of warrants (150 shares) and stock options (11,834 shares) being exercised.

Dividends and Dividend Equivalents. In February 2024, the Board declared a quarterly dividend of $0.04 per share of common stock outstanding which resulted in a total of $5.1 million in dividends being paid on March 25, 2024. In addition, under the terms of the LTIP, the Company paid a dividend equivalent per share to all vested stock option holders of $536,000 in March 2024 and accrued a dividend equivalent per share to all unvested stock option holders which will be payable upon vesting, assuming no forfeitures. In addition, the Company accrued an additional combined $86,000 in dividends on the restricted stock issued to directors, management directors and certain employees that will be payable upon vesting.

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

Outstanding securities. At March 31, 2024 and December 31, 2023, the Company had 127,855,383 and 128,420,923 shares of common stock outstanding, respectively, and 7,934,977 and 7,934,977 warrants outstanding, respectively, with an exercise price of $11.50 per share that expire on August 21, 2025.

NOTE 16. Subsequent Events

Dividends and dividend equivalents. In May 2024, the Board approved a quarterly dividend of $0.04 per share of common stock outstanding which will result in a total of approximately $5.1 million in dividends to be paid on June 25, 2024. In addition, under the terms of the LTIP, the Company will pay a dividend equivalent per share to all vested stock option holders of $536,000 in June 2024 and will accrue a dividend equivalent per share to all unvested stock option holders which is payable upon vesting, assuming no forfeitures. In addition, the Company will accrue an additional combined $86,000 in dividends on the restricted stock issued to directors, management directors and certain employees that will be payable upon vesting.

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

Overview

HighPeak Energy, Inc., a Delaware corporation, which was formed in October 2019, is an independent crude oil and natural gas exploration and production company that explores for, develops and produces crude oil, NGL and natural gas in the Permian Basin in West Texas, more specifically, the Midland Basin. The Company’s assets are located primarily in Howard and Borden Counties, Texas, and to a lesser extent Scurry and Mitchell Counties, which lie within the northeastern part of the crude oil-rich Midland Basin. As of March 31, 2024, the assets consisted of two generally contiguous leasehold positions of approximately 143,414 gross (132,891 net) acres, approximately 63% of which were held by production, with an average working interest of approximately 93%. Our acreage is composed of two core areas, Flat Top primarily in the northern portion of Howard County extending into southern Borden County, southwest Scurry County and northwest Mitchell County and Signal Peak in the southern portion of Howard County. We operate approximately 97% of the net acreage across the Company’s assets and more than 90% of the net operated acreage provides for horizontal wells with lateral lengths of 10,000 feet or greater. For the three months ended March 31, 2024, approximately 91% and 9% of sales volumes from the assets were attributable to liquids (both crude oil and NGL) and natural gas, respectively. As of March 31, 2024, HighPeak Energy was developing its properties using two (2) drilling rigs and one (1) frac crew and expects to average two 2) drilling rigs and one (1) frac crew for the remainder of 2024.

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

The Company intends to fund the repurchases from available working capital, cash provided from operations and borrowings under its Senior Credit Facility Agreement.  The timing, number and value of shares repurchased under the program will be at the discretion of management and the Board of Directors and will depend on a number of factors, including general market and economic conditions, business conditions, the trading price of the Company’s common stock, the nature of other investment opportunities available to the Company and compliance with the Company’s debt and other agreements.  The stock repurchase program does not obligate HighPeak to acquire any particular dollar amount or number of shares of its common stock and the stock repurchase program may be suspended from time to time, modified, extended or discontinued by the Company’s Board of Directors.  During the three months ended March 31, 2024, the Company repurchased 565,540 shares of its common stock at an average cost of $15.50 per share for a total of approximately $8.8 million, excluding any potential excise taxes. The stock repurchase program authority will expire December 31, 2024.

Dividends and dividend equivalents. In February 2024, the Board declared a quarterly dividend of $0.04 per share of common stock outstanding which resulted in a total of $5.1 million in dividends being paid on March 25, 2024. In addition, under the terms of the LTIP, the Company paid a dividend equivalent per share to all vested stock option holders of $536,000 in March 2024 and accrued a dividend equivalent per share to all unvested stock option holders which is payable upon vesting, assuming no forfeitures. In addition, the Company accrued an additional combined $86,000 in March 2024 in dividends on the restricted stock issued to directors, management directors and certain employees that will be payable upon vesting.

Acquisitions. During the three months ended March 31, 2024, the Company incurred a total of $2.2 million in acquisition costs related to lease extensions and to acquire crude oil and natural gas leases covering additional bolt-on undeveloped acreage contiguous to its Flat Top and Signal Peak operating areas.

Crude Oil and Natural Gas Industry Considerations. Since mid-2020, crude oil prices have improved, with demand steadily increasing.  In addition, sanctions and import bans on Russia have been implemented by various countries in response to the war in Ukraine, further impacting global crude oil supply. As a result of crude oil and natural gas supply constraints, there have been significant increases in European energy costs, which have resulted in inflationary pressures throughout Europe, increasing prospects of recession in many countries throughout the continent. In April 2023, OPEC announced production cuts of around 1.16 million Bopd.  On June 4, 2023, OPEC agreed to extend these previously announced production cuts through the end of 2024.  On July 3, 2023, Saudi Arabia announced it was extending voluntary cuts through August 2023. However, as a result of current global supply and demand imbalances, crude oil prices remain strong, although down from the prior year. In addition, the war between Russia and Ukraine and ongoing conflicts between Israel and Hamas, Israel and Iran and other tensions in the Middle East have resulted in global supply chain disruptions, which has led to significant cost inflation.

Global crude oil price levels and inflationary pressures will ultimately depend on various factors that are beyond the Company’s control, such as (i) general economic conditions and increasing expectations that the world may be heading into a global recession, (ii) the ability of OPEC and other crude oil producing nations to manage the global crude oil supply, (iii) the impact of sanctions and import bans on production from Russia and any resulting impact on production from the Israel-Hamas and the Israel-Iran conflicts, (iv) the timing and supply impact of any Iranian or Venezuelan sanction relief on their ability to export crude oil, (v) the global supply chain constraints associated with manufacturing and distribution delays, (vi) oilfield service demand and cost inflation, and (vii) political stability of crude oil consuming countries. The Company continues to assess and monitor the impact of these factors and consequences on the Company and its operations.

Outlook

HighPeak Energy’s financial position and future prospects, including its revenues, operating results, profitability, liquidity, future growth and the value of its assets, depend heavily on prevailing commodity prices. The crude oil and natural gas industry is cyclical and commodity prices are highly volatile and subject to a high degree of uncertainty. For example, during the period from January 1, 2020 through March 31, 2024, the calendar month average NYMEX WTI crude oil price per Bbl ranged from a low of $16.70 to a high of $114.34, and the last trading day NYMEX natural gas price per MMBtu ranged from a low of $1.50 to a high of $9.35.

The market for crude oil strengthened in 2021 from historic lows in 2020 and continued to remain strong in 2023 and continuing in 2024, although the market has decreased from 2022 levels overall, as a result of increased demand outpacing increased supply.  However, there are many factors beyond the Company’s control, including commodity markets, unavailability or high cost of drilling rigs, equipment, supplies, personnel, frac crews and oilfield services or supply constraints remain subject to heightened levels of uncertainty as a result of the conflicts between Russia and Ukraine, Israel and Hamas and Israel and Iran, elevated interest rates and associated policies of the Federal Reserve, which could adversely affect HighPeak Energy. For additional information on the risks, see “Part I, Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on March 6, 2024 (the “Annual Report”).

Given the dynamic nature of this situation, the Company is maintaining flexibility in its capital plan as indicated by its recent shift to an anticipated two (2) drilling rig program for the remainder of 2024.  The Company will continue to evaluate drilling and completion activity on an economic basis, with future activity levels assessed monthly.  Despite continuing impacts of the factors listed above and future uncertainty, we are focused on maintaining our ability to sustain strong operational performance and financial stability while maximizing returns, improving leverage metrics, and increasing the value of our Midland Basin assets.

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

Financial and Operating Performance

The Company's financial and operating performance for the three months ended March 31, 2024 included the following highlights:

•

Net income was $6.4 million ($0.05 per diluted share) for the three months ended March 31, 2024 compared with $50.3 million for three months ended March 31, 2023. The primary components of the $43.8 million decrease in net income include:

•

a $56.2 million decrease in the Company's net derivative instruments gain/loss from a $3.1 million gain to a $53.0 million loss quarter over quarter as a result of its crude oil commodity contracts entered into and the increase in crude oil prices thereafter;

•

a $49.7 million increase in DD&A expense due to a 34% increase in daily sales volumes as a result of the Company’s successful horizontal drilling program in addition to a 19% increase in the DD&A rate from $24.22 to $28.92 per Boe as a result of significant inflationary pressures on capital costs;

•

a $16.7 million increase in interest expense due to the increase in the Company’s overall indebtedness and higher interest rates, partially offset by decreased amortization of debt issuance costs and discounts;

•	a $2.2 million increase in the Company’s general and administrative expenses primarily attributable to accrued bonuses and higher salaries and benefits as a result of the growth of the Company; and

•	a $2.1 million increase in production and ad valorem taxes, primarily attributable to the 34% increase in daily sales volumes as a result of the Company’s successful horizontal drilling program;

Partially offset by:

•

a $64.0 million increase in crude oil, NGL and natural gas revenues due to a 34% increase in daily sales volumes resulting from the Company’s successful horizontal drilling program, partially offset by a 5% decrease in average realized commodity prices per Boe, excluding the effects of derivatives;

•

a $12.2 million decrease in the Company’s income tax expense due to the net income realized during the three months ended March 31, 2024 compared with the net income during the three months ended March 31, 2023;

•

a $2.7 million decrease in the Company’s crude oil and natural gas production costs primarily as a result of lower expense workover costs compared with the same period in 2023 as well as lower power and fuel costs with the continued reduction in generator power used throughout the field now that we have overhead electric covering the majority of our properties partially offset by higher electricity charges due to the aforementioned overhead electric expansion and increased salt water disposal costs with the increased produced water volumes given the Company’s successful horizontal drilling program adding a significant number of newly completed producing wells;

•	a $2.4 million increase in the Company’s interest income due to the increased cash on hand; and

•	a $1.7 million decrease in the Company’s exploration and abandonment expense primarily due to less abandoned leasehold costs.

•

During the three months ended March 31, 2024, average daily sales volumes totaled 49,729 Boepd, compared with 37,222 Boepd during the same period in 2023, an increase of 34%, due to the Company’s successful horizontal drilling program.

•

Weighted average realized crude oil prices per Bbl, excluding the effects of derivatives, increased during the three months ended March 31, 2024 to $77.65, compared with $76.07 for the same period in 2023. Weighted average NGL prices per Bbl decreased during the three months ended March 31, 2024 to $24.94, compared with $27.04 for the same period in 2023. Weighted average natural gas prices per Mcf decreased to $1.33 during the three months ended March 31, 2024, compared with $2.21 during the same period in 2023.

•	Cash provided by operating activities totaled $171.4 million for the three months ended March 31, 2024, compared with $190.0 million for the three months ended March 31, 2023.

Derivative Financial Instruments

Derivative financial instrument exposure. As of March 31, 2024, the Company was a party to the following open derivative financial instruments.

					Swaps	Enhanced Collars & Deferred Premium Puts
Settlement Month	Year	Type of Contract	Bbls Per Day	Index	Price per Bbl	Floor or Strike Price per Bbl	Ceiling Price per Bbl	Deferred Premium Payable per Bbl
Crude Oil:
Apr – Jun	2024	Swap	4,000	WTI Cushing	$84.00	$—	$—	$—
Apr – Jun	2024	Basis Swap	25,000	Argus WTI Midland	$1.12	$—	$—	$—
Apr – Jun	2024	Collar	5,500	WTI Cushing	$—	$69.73	$95.00	$0.61
Apr – Jun	2024	Put	14,000	WTI Cushing	$—	$60.41	$—	$5.00
Jul – Sep	2024	Swap	4,000	WTI Cushing	$84.00	$—	$—	$—
Jul – Sep	2024	Basis Swap	25,000	Argus WTI Midland	$1.12	$—	$—	$—
Jul – Sep	2024	Collar	1,500	WTI Cushing	$—	$69.00	$95.00	$0.85
Jul – Sep	2024	Put	14,000	WTI Cushing	$—	$60.41	$—	$5.00
Oct – Dec	2024	Swap	5,500	WTI Cushing	$76.37	$—	$—	$—
Oct – Dec	2024	Basis Swap	25,000	Argus WTI Midland	$1.12	$—	$—	$—
Oct – Dec	2024	Collar	10,600	WTI Cushing	$—	$65.68	$90.32	$1.85
Oct – Dec	2024	Put	2,000	WTI Cushing	$—	$58.00	$—	$5.00
Jan – Mar	2025	Swap	5,500	WTI Cushing	$76.37	$—	$—	$—
Jan – Mar	2025	Collar	8,000	WTI Cushing	$—	$65.00	$90.00	$2.12
Jan – Mar	2025	Put	2,000	WTI Cushing	$—	$58.00	$—	$5.00
Apr – Jun	2025	Swap	5,500	WTI Cushing	$76.37	$—	$—	$—
Apr – Jun	2025	Collar	7,000	WTI Cushing	$—	$65.00	$90.08	$2.28
Apr – Jun	2025	Put	2,000	WTI Cushing	$—	$58.00	$—	$5.00
Jul – Sep	2025	Swap	3,000	WTI Cushing	$75.85	$—	$—	$—
Jul – Sep	2025	Collar	7,000	WTI Cushing	$—	$65.00	$90.08	$2.28
Jul – Sep	2025	Put	2,000	WTI Cushing	$—	$58.00	$—	$5.00

The estimated fair value of the outstanding open derivative financial instruments as of March 31, 2024 was a net liability of $13.5 million which is included in current assets, noncurrent assets, current liabilities and noncurrent liabilities on the Company’s consolidated balance sheet as of March 31, 2024. During the three months ended March 31, 2024, the Company recognized a net derivative loss of $53.0 million, including a $47.9 million mark-to-market loss and $5.1 million in net monthly settlement payments.

Operations and Drilling Highlights

Average daily crude oil, NGL and natural gas sales volumes are as follows:

Three Months Ended March 31, 2024
Crude Oil (Bbls)	39,959
NGL (Bbls)	5,147
Natural Gas (Mcf)	27,733
Total (Boe)	49,729

The Company’s liquids production was 91 percent of total production on a Boe basis for the three months ended March 31, 2024.

Costs incurred are as follows (in thousands):

Three Months Ended March 31, 2024
Unproved property acquisition costs	$1,930
Proved acquisition costs	241
Total acquisitions	2,171
Development costs	121,871
Exploration costs	25,908
Total finding and development costs	149,950
Asset retirement obligations	120
Total costs incurred	$150,070

The following table sets forth the total number of horizontal producing wells drilled and completed during the three months ended March 31, 2024:

	Drilled		Completed
	Gross	Net	Gross	Net
Flat Top area	23	16.6	12	12.0
Signal Peak area	2	1.5	—	—
Total	25	18.1	12	12.0

As of March 31, 2024, HighPeak Energy was developing its properties using two (2) drilling rigs and one (1) frac crew. The continued threat of an extensive recession, the scope, duration and magnitude of the direct and indirect effects of pandemics, the war between Russia and Ukraine, the Israel-Hamas and Israel-Iran conflicts and the production cuts announced by OPEC are continuing to evolve and in ways that are difficult or impossible to anticipate. Given the dynamic nature of this situation, the Company is maintaining flexibility with its capital plan and will continue to evaluate drilling and completion activity on an economic basis, with future activity levels assessed monthly.

During the three months ended March 31, 2024, the Company successfully completed and placed on production twelve (12) gross (12.0 net) horizontal wells, all in the Flat Top area. The Company had twenty-eight (28) gross (18.4 net) wells that had been drilled and were in various stages of completion as of March 31, 2024, twenty-six (26) gross (16.9 net) of which are in the Flat Top area, and two (2) gross (1.5 net) of which are in the Signal Peak area. In addition, as of March 31, 2024, the Company was in the process of drilling two (2) gross (2.0 net) horizontal wells, one in each of the Flat Top and Signal Peak areas.

Results of Operations

Three Months Ended March 31, 2024

Crude Oil, NGL and natural gas revenues.

Average daily sales volumes are as follows:

	Three Months Ended March 31,
	2024	2023	% Change
Crude Oil (Bbls)	39,959	31,507	27%
NGL (Bbls)	5,147	3,280	57%
Natural Gas (Mcf)	27,733	14,611	90%
Total (Boe)	49,729	37,222	34%

The increase in average daily Boe sales volumes for the three months ended March 31, 2024, compared with the same period in 2023 was primarily due to the Company’s successful horizontal drilling program.

The crude oil, NGL and natural gas prices that the Company reports are based on the market prices received for each commodity. The weighted average realized prices, excluding the effects of derivatives, are as follows:

	Three Months Ended March 31,
	2024	2023	% Change
Crude Oil per Bbl	$77.65	$76.07	2%
NGL per Bbl	$24.94	$27.04	(8)%
Natural Gas per Mcf	$1.33	$2.21	(40)%
Total per Boe	$63.59	$66.80	(5)%

Crude Oil and natural gas production costs.

Crude oil and natural gas production costs in total and per Boe are as follows (in thousands, except percentages and per Boe amounts):

	Three Months Ended March 31,
	2024	2023	% Change
Crude oil and natural gas production costs	$30,271	$32,942	(8)%
Crude oil and natural gas production costs per Boe (excluding expense workovers)	$6.30	$8.57	(26)%
Workover expense	$0.39	$1.26	(69)%

The decrease in crude oil and natural gas production costs can primarily be attributed to lower expense workover costs compared with the same period in 2023 as well as lower power and fuel costs with the continued reduction in generator power used throughout the field now that we have overhead electric covering the majority of our properties and lower treating and chemical costs. These decreases were partially offset by higher electricity charges due to the aforementioned overhead electric expansion and increased salt-water disposal costs with the increased produced water volumes. The Company’s sales volumes continue to be curtailed by gas takeaway issues that we continue to work on with our gas processing partners.

Production and ad valorem taxes.

Production and ad valorem taxes are as follows (in thousands, except percentages):

	Three Months Ended March 31,
	2024	2023	% Change
Production and ad valorem taxes	$14,402	$12,297	17%

In general, production taxes and ad valorem taxes are directly related to commodity sales volumes and price changes; however, Texas ad valorem taxes are based upon an asset valuation assessed by the state as of January 1 of that particular year based on prior year commodity prices, whereas production taxes are based upon current year sales revenues at current commodity prices.

Production and ad valorem taxes per Boe are as follows:

	Three Months Ended March 31,
	2024	2023	% Change
Production taxes per Boe	$3.11	$3.16	(2)%
Ad valorem taxes per Boe	$0.07	$0.51	(86)%

The decrease in production taxes per Boe for the three months ended March 31, 2024, compared with the same period in 2023, was primarily due to the 5% decrease in realized prices.

Exploration and abandonments expense.

Exploration and abandonment expense details are as follows (in thousands, except percentages):

	Three Months Ended March 31,
	2024	2023	% Change
Geologic and geophysical personnel costs	$225	$214	5%
Plugging and abandonment expense	148	—	100%
Geologic and geophysical data costs	90	55	64%
Abandoned leasehold costs	35	1,895	(98)%
Exploration and abandonments expense	$498	$2,164	(77)%

Exploration and abandonment costs decreased during the three months ended March 31, 2024 primarily due to a $1.9 million decrease in amount of abandoned leasehold costs related to undeveloped acreage that was not in an area where the Company had current plans to drill and thus the leases were allowed to expire. The Company remains committed to maintaining as much of its undeveloped leasehold acreage position as possible, but from time to time, certain acreage is not able to be extended at reasonable prices and we are not able to get a drilling rig in the area to drill in time to save the leases for a multitude of reasons.

DD&A expense.

DD&A expense and DD&A expense per Boe are as follows (in thousands, except percentages and per Boe amounts):

	Three Months Ended March 31,
	2024	2023	% Change
DD&A expense	$130,850	$81,131	61%
DD&A expense per Boe	$28.92	$24.22	19%

The increase in DD&A is primarily due to the increased production associated with our successful horizontal drilling program and the increase in rate can be attributed to significant inflationary pressures on capital costs over the past year.

General and administrative expense.

General and administrative expense and general and administrative expense per Boe as well as stock-based compensation expense are as follows (in thousands, except percentages and per Boe amounts):

	Three Months Ended March 31,
	2024	2023	% Change
General and administrative expense	$4,685	$2,502	87%
General and administrative expense per Boe	$1.04	$0.75	39%
Stock-based compensation expense	$3,798	$4,054	(6)%

The increase in general and administrative expense and general and administrative expense per Boe for the three months ended March 31, 2024 is primarily as a result of accrued bonuses which were not recognized until the third quarter of 2023 but are being accrued monthly in 2024, adding new employees and increased salaries and benefits related to the growth of the Company in addition to higher professional services costs related to the growth of the Company.

Interest expense.

	Three Months Ended March 31,
	2024	2023	% Change
Term Loan Credit Agreement	$38,973	$—	100%
Senior Credit Facility Agreement	155	—	100%
Prior Credit Agreement	—	7,748	(100)%
10.625% Senior Notes	—	6,641	(100)%
10.000% Senior Notes	—	5,625	(100)%
Amortization of discount	2,453	4,290	(43)%
Amortization of debt issuance costs	2,053	2,668	(23)%
	$43,634	$26,972	62%

The increase in interest expense can be attributed to a higher overall debt balance in 2024 compared with 2023 and higher interest rates in 2024 primarily on our Term Loan Credit Agreement compared with interest rates in 2023 on our Prior Credit Agreement, 10.000% Senior Notes and 10.625% Senior Notes. Partially offsetting this increase was a decrease in amortization of discounts and debt issuance costs as a result of the issuance of our longer term $1.2 billion Term Loan Credit Agreement in mid-September 2023.

Gain (loss) on derivative instruments, net.

	Three Months Ended March 31,
	2024	2023	% Change
Noncash gain (loss) on derivative instruments, net	$(47,895)	$5,314	(1,001)%
Cash paid on settlements of derivative instruments, net	(5,148)	(2,194)	(135)%
Gain (loss) on derivative instruments, net	$(53,043)	$3,120	(1,800)%

The Company primarily utilizes commodity swap contracts and deferred premium collars and deferred premium put option contracts to (i) reduce the effect of price volatility on the commodities the Company produces and sells or consumes, (ii) support the Company’s annual capital budget and expenditure plans and (iii) reduce commodity price risk associated with certain capital projects. The Company’s Term Loan Credit Agreement and Senior Credit Facility Agreement require, and previously the Prior Credit Agreement and the indentures governing the Company’s 10.000% Senior Notes and 10.625% Senior Notes required, the Company to hedge certain quantities of its projected crude oil production. The Company may also, from time to time, utilize interest rate contracts to reduce the effect of interest rate volatility on the Company’s indebtedness. The above mark-to-market gain (loss) and cash settlements relate to crude oil derivative swap contracts,  deferred premium collars and deferred premium put option contracts.

Provision for income taxes.

	Three Months Ended March 31,
	2024	2023	% Change
Provision for income taxes	$2,297	$14,507	(84)%
Effective income tax rate	26.3%	22.4%	17%

The change in provision for income taxes during the three months ended March 31, 2024, compared with the same period in 2023, was due to the Company realizing decreased net income during the three months ended March 31, 2024 compared with the same period in 2023.  The effective income tax rate differs from the statutory rate primarily due to certain stock-based compensation, Texas state income taxes and other permanent differences between GAAP income and taxable income. See Note 13 of Notes to Consolidated Financial Statements included in "Item 1. Condensed Consolidated Financial Statements (Unaudited)" for additional information.

Liquidity and Capital Resources

Liquidity. The Company’s primary sources of short-term liquidity are (i) cash and cash equivalents, (ii) net cash provided by operating activities, (iii) unused borrowing capacity under the Senior Credit Facility Agreement, (iv) on an opportunistic basis, other issuances of debt or equity securities and (v) sales of nonstrategic assets.

The Company’s short-term and long-term liquidity requirements consist primarily of (i) capital expenditures, (ii) near-term debt maturities, including quarterly mandatory payments under our Term Loan Credit Agreement, (iii) payments of other contractual obligations, (iv) acquisitions of crude oil and natural gas properties and (v) working capital obligations. Funding for these cash needs may be provided by any combination of the Company’s sources of liquidity.

2024 capital budget. The Company’s capital budget for 2024 is expected to be in the range of approximately $450 to $525 million for drilling, completion, facilities and equipping crude oil wells plus $50 to $60 million for field infrastructure buildout and other costs. The 2024 capital budget excludes acquisitions, asset retirement obligations, geological and geophysical expenses, general and administrative expenses and corporate facilities. HighPeak Energy expects to fund its forecasted capital expenditures with cash on its consolidated balance sheet, cash generated by operations and borrowing capacity available under its Senior Credit Facility Agreement. The Company’s capital expenditures for the three months ended March 31, 2024 were $147.8 million, excluding acquisitions.

However, there are many factors and consequences beyond the Company’s control impacting our capital budget, such as policies of the Biden Administration, economic downturn or potential recession, geo-political risks and additional actions by businesses, OPEC and other cooperating countries, and governments in response to pandemics, that may have an impact on the Company’s future results and drilling plans. For additional information on the risks, see “Part I, Item 1A. Risk Factors” in the Company’s Annual Report. The Company is maintaining flexibility in its capital plan and will continue to evaluate drilling and completion activity on an economic basis, with future activity levels assessed monthly.

Capital resources. Cash flows from operating, investing and financing activities are summarized below (in thousands).

	Three Months Ended March 31,
	2024	2023	Change	% Change
Net cash provided by operating activities	$171,439	$190,006	$(18,567)	(10)%
Net cash used in investing activities	$(148,223)	$(319,522)	$171,299	54%
Net cash (used in) provided by financing activities	$(44,351)	$146,548	$(190,899)	(130)%

Operating activities. The decrease in net cash flow provided by operating activities for the three months ended March 31, 2024, compared with 2023, was primarily related to an increase in accounts receivable, prepaid expenses, inventory and other assets and a decrease in accounts payable and other current liabilities, partially offset by higher revenues associated with increased production volumes as a result of our successful horizontal drilling program and lower operating expenses due to our cost cutting efforts related primarily to power generation and treating and chemical costs.

Investing activities. The decrease in net cash used in investing activities for the three months ended March 31, 2024, compared with 2023, was primarily due to decreases in additions to crude oil and natural gas properties when the Company had fewer drilling rigs and frac crews running compared with the three months ended March 31, 2023, partially offset by a decrease in cash crude oil and natural gas property acquisition costs.

Financing activities. The Company's significant financing activities are as follows:

•

Three months ended March 31, 2024: The Company made a mandatory payment on its Term Loan Credit Facility of $30.0 million, paid $8.8 million to repurchase 565,540 shares of its common stock at an average cost of approximately $15.50 per share, excluding any potential excise taxes, and paid dividends and dividend equivalents of $5.1 million and $530,000, respectively.

•

Three months ended March 31, 2023: The Company borrowed $150.0 million on the Prior Credit Agreement and received $150,000 in proceeds from the exercise of stock options and warrants partially offset by the payment of dividends and dividend equivalents of $2.8 million and $282,000, respectively and the payment of $544,000 in debt issuance costs primarily related to amendments to the Prior Credit Agreement.

Interest Rate Risk.  We are exposed to market risk due to the floating interest rates associated with any outstanding balance on the Term Loan Credit Agreement and the Senior Credit Facility Agreement. As of March 31, 2024, we had a $1.17 billion outstanding balance on the Term Loan Credit Agreement and zero outstanding on the Senior Credit Facility Agreement. Our Term Loan Credit Agreement fixes the interest rate for all of the principal balance of the Term Loan Credit Agreement at the end of each quarter for a period of three months and the Senior Credit Facility Agreement allows us to fix the interest rate for all or a portion of the principal balance for a period of six months. To the extent that the interest rate is fixed, interest rate changes will affect the Term Loan Credit Agreement’s and Senior Credit Facility Agreement’s fair value but will not impact results of operations or cash flows. Conversely, for the portion of the Term Loan Credit Agreement and Senior Credit Facility Agreement that has a floating interest rate, interest rate changes will not affect the fair value but will impact future results of operations and cash flows.

Commodity Price Risk.  The prices we receive for our crude oil, NGL and natural gas production directly impact our revenue, profitability, access to capital, and future rate of growth. Crude oil, NGL and natural gas prices are subject to unpredictable fluctuations resulting from a variety of factors, including changes in supply and demand and the macroeconomic environment, and seasonal anomalies, all of which are typically beyond our control. The markets for crude oil, NGL and natural gas have been volatile, especially over the last several years. Commodity prices have improved from historic lows in 2020 resulting from the impacts of the COVID-19 pandemic. Additionally, commodity prices are subject to heightened levels of uncertainty related to geopolitical issues such as the ongoing armed conflicts between Russia and Ukraine, Israel and Hamas and Israel and Iran. The realized prices we receive for our production also depend on numerous factors that are typically beyond our control. Based on our sales volumes during the three months ended March 31, 2024 and excluding the effects on derivatives, a $1.00 per barrel increase (decrease) in the weighted average crude oil price for the three months ended March 31, 2024 would have increased (decreased) the Company’s revenues by approximately $15.1 million on an annualized basis and a $0.10 per Mcf increase (decrease) in the weighted average natural gas price for the three months ended March 31, 2024 would have increased (decreased) the Company’s revenues by approximately $1.0 million on an annualized basis.

We enter into commodity derivative contracts to reduce the risk of fluctuations in commodity prices. The fair value of our commodity derivative contracts is largely determined by estimates of the forward curves of the relevant price indices. As of March 31, 2024, a $1.00 increase (decrease) in the forward curves associated with our crude oil commodity derivative instruments would have decreased (increased) our net derivative positions for these products by approximately $6.0 million.

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

We are also subject to financial covenants under our Term Loan Credit Agreement and Senior Credit Facility Agreement based on EBITDAX ratios as further described in Note 7 of Notes to Consolidated Financial Statements included in “Item 1. Condensed Consolidated Financial Statements (Unaudited)” of this Quarterly Report.  The Term Loan Credit Agreement and Senior Credit Facility Agreement provide a material source of liquidity for us.  Under the terms of our Term Loan Credit Agreement and the Senior Credit Facility Agreement, if we fail to comply with the covenants that establish a maximum permitted ratio of total net leverage or a minimum permitted ratio of asset coverage, we would be in default, an event that would accelerate repayments under the Term Loan Credit Agreement and prevent us from borrowing under the Senior Credit Facility Agreement and would therefore materially limit a significant source of our liquidity.  In addition, if we are in default under the Term Loan Credit Agreement and the Senior Credit Facility Agreement and are unable to obtain a waiver of that default from our lenders, lenders under those agreements would be entitled to exercise all of their remedies for default.

The following table provides a reconciliation of our net income (GAAP) to EBITDAX (non-GAAP) for the periods presented (in thousands):

	Three Months Ended March 31,
	2024	2023
Net income	$6,438	$50,257
Interest expense	43,634	26,972
Interest and other income	(2,392)	(30)
Income tax expense	2,297	14,507
Depletion, depreciation and amortization	130,850	81,131
Accretion of discount	239	118
Exploration and abandonment expense	498	2,164
Stock based compensation	3,798	4,054
Derivative related noncash activity	47,895	(5,314)
Other expense	1	—
EBITDAX	$233,258	$173,859

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

There have been no material changes in our critical accounting policies and procedures during the three months ended March 31, 2024. See our disclosure of critical accounting policies in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 8. Financial Statements and Supplementary Data” of our Annual Report.

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

During the period from January 1, 2020 through March 31, 2024, the calendar month average NYMEX WTI crude oil price per Bbl ranged from a low of $16.70 to a high of $114.34, and the last trading day NYMEX natural gas price per MMBtu ranged from a low of $1.50 to a high of $9.35. A $1.00 per barrel increase (decrease) in the weighted average crude oil price for the three months ended March 31, 2024 would have increased (decreased) the Company’s revenues by approximately $15.1 million on an annualized basis, excluding the effects of derivatives, and a $0.10 per Mcf increase (decrease) in the weighted average natural gas price for the three months ended March 31, 2024 would have increased (decreased) the Company’s revenues by approximately $1.0 million on an annualized basis, excluding the effects of derivatives.

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

Counterparty and Customer Credit Risk. The Company’s derivative contracts, if any, expose it to credit risk in the event of nonperformance by counterparties. It is anticipated that if the Company enters into any commodity contracts, the collateral defined in the Collateral Agency Agreement may be used as collateral for the Company’s commodity derivatives. The Company evaluates the credit standing of its counterparties as it deems appropriate. It is anticipated that any counterparties to HighPeak Energy’s derivative contracts would have investment grade ratings.

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

The average forward prices based on March 28, 2024 market quotes were as follows:

	Remainder of 2024	Year Ending December 31, 2025
Average forward NYMEX crude oil price per Bbl	$79.50	$73.96
Average forward NYMEX natural gas price per MMBtu	$2.48	$3.46

The average forward prices based on May 6, 2024 market quotes were as follows:

	Remainder of 2024	Year Ending December 31, 2025
Average forward NYMEX crude oil price per Bbl	$76.62	$72.79
Average forward NYMEX natural gas price per MMBtu	$2.72	$3.52

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

Interest Rate Risk. As of March 31, 2024, we had $1.2 billion outstanding under the Term Loan Credit Agreement and had $93.1 million of available borrowing capacity under the Senior Credit Facility Agreement. The Company is subject to interest rate risk on its variable rate debt from our Term Loan Credit Agreement and Senior Credit Facility Agreement. The Company also periodically has fixed rate debt but does not currently utilize derivative instruments to manage the economic effect of changes in interest rates. The impact of a 1% increase in interest rates on our outstanding debt as of March 31, 2024 would have resulted in an annual increase in interest expense of approximately $11.7 million.

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

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the three months ended March 31, 2024 that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

Our common stock repurchase activity for the three months ended March 31, 2024 was as follows:

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Plan	Approximate Dollar Value of Shares that May Yet to Be Purchased Under the Plan(3)(4)
($ in thousands, except per share amounts and shares)
January 1, 2024 - January 31, 2024	—	$—	—	n/a
February 1, 2024 - February 29, 2024	—	$—	—	$75,000
March 1, 2024 - March 31, 2024	565,540	$15.50	565,540	$66,236
Total	565,540	$15.50	565,540

(1) Such shares are cancelled and retired.
(2) The average price paid per share includes any commissions paid to repurchase stock.
(3) In February 2024, our board of directors approved a stock repurchase program for up to $75.0 million, excluding excise tax. The stock repurchase program expires on December 31, 2024 and may be suspended, modified, or discontinued by the board of directors at any time

(4) The IRA of 2022, which was enacted into law on August 16, 2022, imposed a nondeductible 1% excise tax on the net value of certain stock repurchases made after December 31, 2022. All dollar amounts presented exclude such excise taxes, as applicable.

ITEM 5.     OTHER INFORMATION

During the three months ended March 31, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

10.1

First Amendment to Revolving Credit Agreement, dated March 29, 2024, by and among HighPeak Energy, Inc., as borrower, Fifth Third Bank, National Association, as administrative agent, the guarantors party thereto and the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-39464) filed with the SEC on April 2, 2024).

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

HIGHPEAK ENERGY, INC.

May 8, 2024	By:	/s/ Steven Tholen
Steven Tholen
Chief Financial Officer

May 8, 2024	By:	/s/ Keith Forbes
Keith Forbes
Vice President and Chief Accounting Officer