Form 10-Q
period 2024-06-30
HighPeak Energy, Inc.
filed 2024-08-05
CIK 1792849

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

or

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

Yes ☐    No ☒

As of August 1, 2024, there were 127,379,000 shares of common stock, par value $0.0001 per share, issued and outstanding.

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
●

other factors disclosed under “Part I, Items 1 and 2. Business and Properties,” “Part I, Item 1A. Risk Factors,” “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Part II, Item 7A. Quantitative and Qualitative Disclosures about Market Risk,” included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 filed with the SEC on March 6, 2024 (“Annual Report”) and under “Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Part II, Item 1A. Risk Factors” and “Part I, Item 3. Quantitative and Qualitative Disclosures about Market Risk,” included in each of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2024 filed with the SEC on May 8, 2024 and this Quarterly Report.

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

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

HighPeak Energy, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share data)

	June 30, 2024	December 31, 2023
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$157,911	$194,515
Accounts receivable	87,561	94,589
Inventory	7,817	7,254
Prepaid expenses	3,073	995
Derivative instruments	2,278	31,480
Total current assets	258,640	328,833
Crude oil and natural gas properties, using the successful efforts method of accounting:
Proved properties	3,654,399	3,338,107
Unproved properties	75,690	72,715
Accumulated depletion, depreciation and amortization	(942,594)	(684,179)
Total crude oil and natural gas properties, net	2,787,495	2,726,643
Other property and equipment, net	3,518	3,572
Derivative instruments	227	16,059
Other noncurrent assets	6,577	5,684
Total assets	$3,056,457	$3,080,791
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$120,000	$120,000
Accrued capital expenditures	48,905	39,231
Accounts payable – trade	40,452	63,583
Revenues and royalties payable	27,860	29,724
Other accrued liabilities	22,490	19,613
Derivative instruments	12,599	13,054
Advances from joint interest owners	5,308	262
Accrued interest	825	1,398
Operating leases	422	528
Total current liabilities	278,861	287,393
Noncurrent liabilities:
Long-term debt, net	979,266	1,030,299
Deferred income taxes	213,038	197,068
Asset retirement obligations	13,911	13,245
Derivative instruments	775	65
Operating leases	165	—
Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock, $0.0001 par value, 10,000,000 shares authorized, none issued and outstanding at June 30, 2024 and December 31, 2023	—	—
Common stock, $0.0001 par value, 600,000,000 shares authorized, 127,495,868 and 128,420,923 shares issued and outstanding at June 30, 2024 and December 31, 2023, respectively	13	13
Additional paid-in capital	1,182,302	1,189,424
Retained earnings	388,126	363,284
Total stockholders’ equity	1,570,441	1,552,721
Total liabilities and stockholders’ equity	$3,056,457	$3,080,791

The accompanying notes are an integral part of these condensed consolidated financial statements.

HighPeak Energy, Inc.

Condensed Consolidated Statements of Operations

(in thousands, except per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Operating revenues:
Crude oil sales	$274,590	$236,390	$556,959	$452,086
NGL and natural gas sales	676	4,370	6,071	12,468
Total operating revenues	275,266	240,760	563,030	464,554
Operating costs and expenses:
Crude oil and natural gas production	32,798	34,934	63,069	67,876
Production and ad valorem taxes	16,596	13,259	30,998	25,556
Exploration and abandonments	167	480	665	2,644
Depletion, depreciation and amortization	127,693	93,011	258,543	174,142
Accretion of discount	242	120	481	238
General and administrative	4,735	2,516	9,420	5,018
Stock-based compensation	3,775	3,984	7,573	8,038
Total operating costs and expenses	186,006	148,304	370,749	283,512
Other expense	2,000	7,502	2,001	7,502
Income from operations	87,260	84,954	190,280	173,540
Interest income	2,400	163	4,792	193
Interest expense	(42,991)	(39,284)	(86,625)	(66,256)
Loss on derivative instruments, net	(2,702)	(4,363)	(55,745)	(1,243)
Income before income taxes	43,967	41,470	52,702	106,234
Provision for income taxes	14,250	9,644	16,547	24,151
Net income	$29,717	$31,826	$36,155	$82,083
Earnings per share:
Basic net income	$0.21	$0.26	$0.26	$0.67
Diluted net income	$0.21	$0.25	$0.25	$0.64

Weighted average shares outstanding:
Basic	125,341	111,227	125,341	111,227
Diluted	129,248	115,978	129,265	117,127

Dividends declared per share	$0.04	$0.025	$0.08	$0.05

The accompanying notes are an integral part of these condensed consolidated financial statements.

HighPeak Energy, Inc.

Condensed Consolidated Statements of Changes in Stockholders' Equity

(in thousands)

(Unaudited)

Three and Six Months Ended June 30, 2024
	Shares Outstanding	Common Stock	Additional Paid-in- Capital	Retained Earnings	Total Stockholders' Equity
Balance, December 31, 2023	128,421	$13	$1,189,424	$363,284	$1,552,721
Dividends declared ($0.04 per share)	—	—	—	(5,137)	(5,137)
Dividend equivalents declared on outstanding stock options ($0.04 per share)	—	—	—	(532)	(532)
Repurchased shares under buyback program	(566)	—	(8,851)	—	(8,851)
Stock-based compensation costs:
Compensation costs included in net income	—	—	3,798	—	3,798
Net income	—	—	—	6,438	6,438
Balance, March 31, 2024	127,855	$13	$1,184,371	$364,053	$1,548,437
Dividends declared ($0.04 per share)	—	—	—	(5,114)	(5,114)
Dividend equivalents declared on outstanding stock options ($0.04 per share)	—	—	—	(530)	(530)
Exercise of warrants	—	—	1	—	1
Repurchased shares under buyback program	(413)	—	(5,845)	—	(5,845)
Stock-based compensation costs:
Restricted shares issued to outside directors	54	—	—	—	—
Compensation costs included in net income	—	—	3,775	—	3,775
Net income	—	—	—	29,717	29,717
Balance, June 30, 2024	127,496	$13	$1,182,302	$388,126	$1,570,441

Three and Six Months Ended June 30, 2023
	Shares Outstanding	Common Stock	Additional Paid-in- Capital	Retained Earnings	Total Stockholders' Equity
Balance, December 31, 2022	113,165	$11	$1,008,896	$160,740	$1,169,647
Dividends declared ($0.025 per share)	—	—	—	(2,829)	(2,829)
Dividend equivalents declared on outstanding stock options ($0.025 per share)	—	—	—	(288)	(288)
Exercise of warrants	—	—	2	—	2
Stock-based compensation costs:
Shares issued upon options being exercised	12	—	148	—	148
Compensation costs included in net income	—	—	4,054	—	4,054
Net income	—	—	—	50,257	50,257
Balance, March 31, 2023	113,177	11	1,013,100	207,880	1,220,991
Dividends declared ($0.025 per share)	—	—	—	(2,830)	(2,830)
Dividend equivalents declared on outstanding stock options ($0.025 per share)	—	—	—	(287)	(287)
Exercise of warrants	150	—	1,726	—	1,726
Stock-based compensation costs:
Restricted shares issued to outside directors	59	—	—	—	—
Compensation costs included in net income	—	—	3,984	—	3,984
Net income	—	—	—	31,826	31,826
Balance, June 30, 2023	113,386	$11	$1,018,810	$236,589	$1,255,410

The accompanying notes are an integral part of these condensed consolidated financial statements.

HighPeak Energy, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Six Months Ended June 30,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$36,155	$82,083
Adjustments to reconcile net income to net cash provided by operations:
Provision for deferred income taxes	15,970	24,151
Loss on derivative instruments, net	55,745	1,243
Cash paid on settlement of derivative instruments	(10,456)	(7,260)
Amortization of debt issuance costs	4,119	5,704
Amortization of discounts on long-term debt	4,906	8,627
Stock-based compensation expense	7,573	8,038
Accretion expense	481	238
Depletion, depreciation and amortization expense	258,543	174,142
Exploration and abandonment expense	229	2,186
Changes in operating assets and liabilities:
Accounts receivable	7,038	(4,378)
Prepaid expenses, inventory and other assets	(2,900)	3,941
Accounts payable, accrued liabilities and other current liabilities	(3,633)	64,961
Net cash provided by operating activities	373,770	363,676
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to crude oil and natural gas properties	(311,897)	(678,968)
Changes in working capital associated with crude oil and natural gas property additions	(5,226)	74,736
Acquisitions of crude oil and natural gas properties	(7,415)	(7,789)
Proceeds from sales of properties	48	—
Deposit and other costs related to pending acquisitions	—	(397)
Other property additions	(122)	(103)
Net cash used in investing activities	(324,612)	(612,521)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments under Term Loan Credit Agreement	(60,000)	—
Repurchased shares under buyback program	(14,551)	—
Dividends paid	(10,086)	(5,554)
Dividend equivalents paid	(1,068)	(569)
Debt issuance costs	(58)	(1,399)
Proceeds from exercises of warrants	1	1,728
Borrowings under Prior Credit Agreement	—	255,000
Proceeds from exercises of stock options	—	148
Stock offering costs	—	(748)
Net cash (used in) provided by financing activities	(85,762)	248,606
Net (decrease) increase in cash and cash equivalents	(36,604)	(239)
Cash and cash equivalents, beginning of period	194,515	30,504
Cash and cash equivalents, end of period	$157,911	$30,265

Supplemental cash flow information:
Cash paid for interest	$78,173	$51,027
Cash paid for income taxes	—	—
Supplemental disclosure of non-cash transactions:
Additions to asset retirement obligations	256	186

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

NOTE 2. Basis of Presentation and Summary of Significant Accounting Policies

Presentation. In the opinion of management, the unaudited interim condensed consolidated financial statements of the Company as of June 30, 2024 and for the three and six months ended June 30, 2024 and 2023 include all adjustments and accruals, consisting only of normal, recurring adjustments and accruals necessary for a fair presentation of the results for the interim periods in conformity with generally accepted accounting principles in the United States ("GAAP"). The operating results for the three and six months ended June 30, 2024 are not indicative of results for a full year.

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

Accounts receivable. As of June 30, 2024 and December 31, 2023, the Company’s accounts receivables primarily consist of amounts due from the sale of crude oil, NGL and natural gas of $76.7 million and $82.5 million, respectively, and are based on estimates of sales volumes and realized prices the Company anticipates it will receive, joint interest receivables of $7.3 million and $4.4 million, respectively, current U.S. federal income tax receivables of $2.9 million and $3.2 million, respectively, and receivables related to settlements of derivative contracts of $674,000 and $4.5 million, respectively. The Company’s share of crude oil, NGL and natural gas production is sold to various purchasers who must be prequalified under the Company’s credit risk policies and procedures. The Company’s credit risk related to collecting accounts receivables is mitigated by using credit and other financial criteria to evaluate the credit standing of the entity obligated to make payment on the accounts receivable, and where appropriate, the Company obtains assurances of payment, such as a guarantee by the parent company of the counterparty or other credit support.

Accounts receivable are stated at amounts due from purchasers or joint interest owners, net of an allowance for expected losses as estimated by the Company when collection is doubtful. For receivables from joint interest owners, the Company typically has the ability to withhold future revenue disbursements to recover any non-payment of joint interest billings. Accounts receivable from purchasers or joint interest owners outstanding longer than the contractual payment terms are considered past due. The Company determines its allowance for each type of receivable by considering a number of factors, including the length of time accounts receivable are past due, the Company’s previous loss history, the debtor’s current ability to pay its obligation to the Company, the condition of the general economy and the industry as a whole. The Company writes off specific accounts receivable when they become uncollectible, and payments subsequently received on such receivables are credited to the allowance for expected losses. As of June 30, 2024 and December 31, 2023, the Company had no allowance for credit losses related to accounts receivable.

Concentration of credit risk. The Company is subject to credit risk resulting from the concentration of its crude oil and natural gas receivables with significant purchasers. For the six months ended June 30, 2024 and the year ended December 31, 2023, sales to the Company’s largest purchaser accounted for approximately 75% and 82%, respectively, and sales to the Company’s second largest purchaser accounted for approximately 19% and 14%, respectively, of the Company’s total crude oil, NGL and natural gas sales revenues. The Company generally does not require collateral and does not believe the loss of these particular purchasers would materially impact its operating results, as crude oil and natural gas are fungible products with well-established markets and numerous purchasers in various regions.

Inventory. Inventory is comprised primarily of crude oil and natural gas drilling and completion or repair items such as pumps, tubing, casing, vessels, operating supplies and ordinary maintenance materials and parts. The materials and supplies inventory is primarily acquired for use in future drilling and completion or repair operations and is carried at the lower of cost or net realizable value, on a weighted average cost basis. Valuation allowances for materials and supplies inventories are recorded as reductions to the carrying values of the materials and supplies inventories in the Company’s condensed consolidated balance sheet and as charges to other expense in the condensed consolidated statements of operations. The Company’s materials and supplies inventory as of June 30, 2024 and December 31, 2023 is $7.8 million and $7.3 million, respectively, and the Company has not recognized any valuation allowance to date.

Prepaid expenses. Prepaid expenses are comprised primarily of fees related to strategic alternatives that will be deducted from eventual commissions on a future transaction, caliche that will be used on future locations and roads in our development areas, and prepaid agency fees and software maintenance fees that will be amortized over the life of the contracts. Prepaid expenses as of June 30, 2024 and December 31, 2023 are $3.1 million and $1.0 million, respectively.

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

Other property and equipment, net. Other property and equipment is recorded at cost. The carrying values of other property and equipment, net of accumulated depreciation of $995,000 and $904,000 as of June 30, 2024 and December 31, 2023, respectively, are as follows (in thousands):

	June 30, 2024	December 31, 2023
Land	$2,091	$2,139
Transportation equipment	700	689
Buildings	523	530
Leasehold improvements	201	209
Field equipment	3	4
Furniture and fixtures	—	1
Total other property and equipment, net	$3,518	$3,572

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

Aid-in-construction assets. As of June 30, 2024 and December 31, 2023, the Company had aid-in-construction assets totaling $6.0 million and $5.2 million, respectively, included in other noncurrent assets. The Company has received and will continue to receive payments based on gross system throughput, including any third-party natural gas that is potentially tied into the Flat Top gathering system in the future. The contract calls for future aid-in-construction fundings if expansions of the system are necessary as determined in the sole discretion of the Company.

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

Current liabilities. Current liabilities as of June 30, 2024 and December 31, 2023 totaled approximately $278.9 million and $287.4 million, respectively, including current maturities of long-term debt, accrued capital expenditures, trade accounts payable, revenues and royalties payable, derivative liabilities and accruals for operating and general and administrative expenses, interest expense, operating leases, dividends and dividend equivalents and other miscellaneous items.

Debt issuance costs and original issue discount. The Company has paid a total of $25.1 million in debt issuance costs, $58,000 and $25.0 million of which were incurred during the six months ended June 30, 2024 and the year ended December 31, 2023, respectively, primarily related to the completion of the Term Loan Credit Agreement and Senior Credit Facility Agreement. In addition, the Company incurred $3.3 million during the year ended December 31, 2023 primarily related to amendments to the Prior Credit Agreement. Amortization based on the straight-line method over the terms of the Term Loan Credit Agreement, Senior Credit Facility Agreement, Prior Credit Agreement, 10.000% Senior Notes and 10.625% Senior Notes which approximates the effective interest method was $4.1 million and $5.7 million during the six months ended June 30, 2024 and 2023, respectively. In addition, the Company realized a total of $64.8 million in original issue discounts on the issuance of its Term Loan Credit Agreement, 10.000% Senior Notes and 10.625% Senior Notes that is being amortized over the life of the agreements which approximates the effective interest method and was $4.9 million and $8.6 million during the six months ended June 30, 2024 and 2023, respectively. All unamortized debt issuance costs and discounts as of the termination of the Prior Credit Agreement and redemption of the 10.000% Senior Notes and 10.625% Senior Notes during September 2023 were charged to expense and included in loss on extinguishment of debt in the year ended December 31, 2023. See Note 7 for more information. As of June 30, 2024 and December 31, 2023, the remaining net debt issuance costs and discounts related to the Term Loan Credit Agreement are netted against the outstanding long-term debt on the accompanying condensed consolidated balance sheets.

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

The Company enters into contracts with purchasers to sell its crude oil, NGL and natural gas production. Revenue on these contracts is recognized in accordance with the five-step revenue recognition model prescribed in ASC 606. Specifically, revenue is recognized when the Company’s performance obligations under these contracts are satisfied, which generally occurs with the transfer of control of the crude oil and natural gas to the purchaser. Control is generally considered transferred when the following criteria are met: (i) transfer of physical custody, (ii) transfer of title, (iii) transfer of risk of loss and (iv) relinquishment of any repurchase rights or other similar rights. Given the nature of the products sold, revenue is recognized at a point in time based on the amount of consideration the Company expects to receive in accordance with the price specified in the contract. Consideration under the crude oil and natural gas marketing contracts is typically received from the purchaser one to two months after the date of sale. As of June 30, 2024 and December 31, 2023, the Company had receivables related to contracts with purchasers of approximately $76.7 million and $82.5 million, respectively.

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

The Company reviews its deferred tax assets for recoverability and establishes a valuation allowance based on projected future taxable income, applicable tax strategies and the expected timing of the reversals of existing temporary differences. A valuation allowance is provided when it is more likely than not (likelihood of greater than 50 percent) that some portion or all the deferred tax assets will not be realized. The Company has not established a valuation allowance as of June 30, 2024 or December 31, 2023.

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

The Company is also subject to Texas Margin Tax. The Company realized $301,000 and zero in current Texas Margin Tax during the six months ended June 30, 2024 and 2023, respectively, in the accompanying condensed consolidated financial statements.

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

NOTE 3. Acquisitions

During the six months ended June 30, 2024 and 2023, the Company incurred a total of $7.4 million and $7.8 million, respectively, in acquisition costs primarily to acquire various undeveloped crude oil and natural gas leases largely contiguous to its Flat Top and Signal Peak operating areas.

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

Assets and liabilities measured at fair value on a recurring basis. Assets and liabilities measured at fair value on a recurring basis as of June 30, 2024 and December 31, 2023 are as follows (in thousands):

	As of June 30, 2024
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Commodity price derivatives – current	$—	$2,278	$—	$2,278
Commodity price derivatives – noncurrent	—	227	—	227
Total assets	—	2,505	—	2,505
Liabilities:
Commodity price derivatives – current	—	12,599	—	12,599
Commodity price derivatives – noncurrent	—	775	—	775
Total liabilities	—	13,374	—	13,374
Total recurring fair value measurements, net	$—	$(10,869)	$—	$(10,869)

	As of December 31, 2023
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Commodity price derivatives – current	$—	$31,480	$—	$31,480
Commodity price derivatives – noncurrent	—	16,059	—	16,059
Total assets	—	47,539	—	47,539
Liabilities:
Commodity price derivatives – current	—	13,054	—	13,054
Commodity price derivatives – noncurrent	—	65	—	65
Total liabilities	—	13,119	—	13,119
Total recurring fair value measurements, net	$—	$34,420	$—	$34,420

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

Financial instruments not carried at fair value. As of June 30, 2024 and December 31, 2023, the Company has financial instruments consisting primarily of cash and cash equivalents, accounts receivable, accounts payable, long-term debt (specifically the Term Loan Credit Agreement and Senior Credit Facility Agreement), and other current assets and liabilities that approximate fair value due to the nature of the instrument and their relatively short maturities.

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

The following table summarizes the effect of derivative instruments on the Company’s condensed consolidated statements of operations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023

Noncash derivative gain (loss), net	$2,606	$703	$(45,289)	$6,017
Cash payments on settled derivatives, net	(5,308)	(5,066)	(10,456)	(7,260)
Derivative loss, net	$(2,702)	$(4,363)	$(55,745)	$(1,243)

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

The Company’s outstanding NYMEX WTI Cushing and Argus WTI Midland crude oil derivative instruments as of June 30, 2024 and the weighted average crude oil prices and premiums payable per barrel for those contracts are as follows:

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

Net derivative liabilities associated with the Company’s open commodity derivative instruments by counterparty are as follows (in thousands):

As of June 30, 2024
Macquarie Bank Limited	$(7,251)
Mercuria Energy Trading SA	(1,950)
Wells Fargo Bank, National Association	(1,858)
Fifth Third Bank, National Association	190
$(10,869)

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

The changes in capitalized exploratory/extension well costs are as follows (in thousands):

Six Months Ended June 30, 2024
Beginning capitalized exploratory/extension well costs	$40,888
Additions to exploratory/extension well costs	61,832
Reclassification to proved properties	(67,944)
Exploratory/extension well costs charged to exploration and abandonment expense	(229)
Ending capitalized exploratory/extension well costs	$34,547

All capitalized exploratory/extension well costs have been capitalized for less than one year based on the date of drilling.

NOTE 7. Long-Term Debt

The components of long-term debt, including the effects of debt issuance costs, are as follows (in thousands):

	June 30, 2024	December 31, 2023
Term Loan Credit Agreement due 2026	$1,140,000	$1,200,000
Senior Credit Facility Agreement due 2026	—	—
Discounts, net (a)	(22,156)	(27,062)
Debt issuance costs, net (b)	(18,578)	(22,639)
Total debt	1,099,266	1,150,299
Less current maturities of long-term debt	(120,000)	(120,000)
Long-term debt, net	$979,266	$1,030,299

(a)	Discounts as of June 30, 2024 and December 31, 2023 consisted of $30.0 million in discounts less accumulated amortization of $7.8 million and $2.9 million, respectively.
(b)

Debt issuance costs as of June 30, 2024 and December 31, 2023 consisted of $25.1 million and $25.0 million, respectively, in costs less accumulated amortization of $6.5 million and $2.4 million, respectively.

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

The Term Loan Credit Agreement contains customary mandatory prepayments, including quarterly installments of $30.0 million in aggregate principal amount which began March 31, 2024 ($60.0 million paid to date through June 30, 2024), the prepayment of gross proceeds from an incurred indebtedness other than Permitted Indebtedness (as defined in the Term Loan Credit Agreement), the prepayment of net cash proceeds for asset sales and hedge terminations in excess of $20.0 million within one calendar year, and prepayments of Excess Cash Flow (as defined in the Term Loan Credit Agreement) which began with the fiscal quarter ending March 31, 2024 (none paid to date as of June 30, 2024). In addition, the Term Loan Credit Agreement is subject to customary events of default, including a change in control. If an event of default occurs and is continuing, the collateral agent or the majority lenders may accelerate any amounts outstanding and terminate lender commitments.

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

Senior Credit Facility Agreement. On November 1, 2023, the Company entered into a credit agreement with Fifth Third Bank, National Association (“Fifth Third”) as the administrative agent and as the collateral agent and a number of banks included in the syndicate to establish a senior revolving credit facility (“Senior Credit Facility Agreement”) that matures on September 30, 2026. The Senior Credit Facility Agreement has aggregate maximum commitments of $100.0 million and effective March 29, 2024 pursuant to the First Amendment, current commitments of $100.0 million and customary debt issuance costs which totaled approximately $1.1 million. Loans under the Senior Credit Facility Agreement bear interest at either the Adjusted Term SOFR (as defined in the Senior Credit Facility Agreement) or the Base Rate (as defined in the Senior Credit Facility Agreement) at the Company’s option, plus an applicable margin ranging (i) for Adjusted Term SOFR loans, from 4.00% to 5.00%, and (ii) for Base Rate loans, from 3.00% to 4.00%, in each case calculated based on the ratio at such time of the outstanding principal loan amounts to the aggregate amount of lenders’ commitments. To the extent that a payment default exists and is continuing, at the election of the Required Lenders (as defined in the Senior Credit Facility Agreement) under the Senior Credit Facility Agreement, all amounts outstanding under the Senior Credit Facility Agreement will bear interest at 2.00% per annum above the rate and margin otherwise applicable thereto. The Company is able to repay any amounts borrowed prior to the maturity date without premium or penalty. The Senior Credit Facility Agreement is guaranteed by the Company and certain of its subsidiaries and is secured by a first lien security interest in substantially all assets of the Company and certain of its subsidiaries.

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

In connection with the entry into the aforementioned Term Loan Credit Agreement, the Prior Credit Agreement was terminated, all outstanding obligations for principal, interest and fees were paid in full, and all liens securing such obligations and guarantees of such obligations and securing any letter of credit or hedging obligations (other than those novated pursuant to the terms of the Term Loan Credit Agreement) permitted by the Prior Credit Agreement to be secured by such liens were released. In addition, unamortized debt issuance costs as of the termination date of $2.7 million were charged to expense and included in loss on extinguishment of debt during the third quarter of 2023.

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

Asset retirement obligations activity is as follows (in thousands):

Six Months Ended June 30, 2024
Beginning asset retirement obligations	$13,245
Liabilities incurred from new wells	296
Dispositions	(111)
Accretion of discount	481
Ending asset retirement obligations	$13,911

As of June 30, 2024 and December 31, 2023, all asset retirement obligations are considered noncurrent and classified as such in the accompanying condensed consolidated balance sheets.

NOTE 9. Incentive Plans

401(k) Plan. The HighPeak Energy Employees, Inc 401(k) Plan (the “401(k) Plan”) is a defined contribution plan established under Section 401 of the Internal Revenue Code of 1986, as amended (the “Code”). All regular full-time and part-time employees of the Company are eligible to participate in the 401(k) Plan after three continuous months of employment with the Company. Participants may contribute up to 80 percent of their annual base salary into the 401(k) Plan. Matching contributions are made to the 401(k) Plan in cash by the Company in amounts equal to 100 percent of a participant’s contributions to the 401(k) Plan up to four percent of the participant’s annual base salary (the “Matching Contribution”). Each participant’s account is credited with the participant’s contributions, Matching Contributions and allocations of the 401(k) Plan’s earnings. Participants are fully vested in their account balances at their eligibility date. During the six months ended June 30, 2024 and 2023, the Company contributed $263,000 and $134,000 to the 401(k) Plan, respectively.

Long-Term Incentive Plan. The Company’s Second Amended & Restated Long Term Incentive Plan (“LTIP”) provides for the grant of stock options, restricted stock, stock awards, dividend equivalents, cash awards and substitute awards to officers, employees, directors and consultants of the Company. The number of shares available for grant pursuant to awards under the LTIP as of June 30, 2024 and December 31, 2023 are as follows:

	June 30, 2024	December 31, 2023
Approved and authorized shares	16,414,015	16,414,015
Shares subject to awards issued under plan	(15,808,671)	(15,759,791)
Shares available for future grant	605,344	654,224

Stock options. Stock option awards were granted to employees on August 24, 2020, November 4, 2021, May 4, 2022, August 15, 2022 and July 21, 2023. Stock-based compensation expense related to the Company’s stock option awards for the six months ended June 30, 2024 and 2023 was $80,000 and $555,000, respectively, and as of June 30, 2024 there was $6,000 of unrecognized stock-based compensation expense related to unvested stock option awards. The unrecognized compensation expense will be recognized on a straight-line basis over the remaining vesting periods of the awards, which is a period of less than one year. The 1,949,000 stock options granted in July 2023 were 100% vested upon grant on July 21, 2023. However, to encourage long-term alignment with the Company stockholders, the stock options are not exercisable until the earlier of (i) August 31, 2026, (ii) upon a change in control or (iii) upon the death or disability of the grantee.

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

	Stock Options	Average Exercise Price	Remaining Term in Years	Intrinsic Value (in thousands)
Outstanding at December 31, 2022	11,517,228	$12.20	7.9	$128,429
Awards granted	1,949,000	10.50
Exercised	(11,834)	$12.52
Forfeitures	(5,333)	$24.83
Outstanding at December 31, 2023	13,449,061	$11.95	6.3	$47,672
Forfeitures	(4,999)	$26.44
Outstanding at June 30, 2024	13,444,062	$11.95	5.8	$160,592

Vested at December 31, 2023	13,387,074	$11.88	6.3	$47,672
Exercisable at December 31, 2023	11,438,074	$12.12	6.9	$40,383

Vested at June 30, 2024	13,428,404	$11.94	5.8	$160,279
Exercisable at June 30, 2024	11,479,404	$12.18	6.4	$139,815

Restricted stock issued to employee members of the Board and certain employees. A total of 1,500,500 shares of restricted stock was approved by the Board to be granted to certain employee members of the Board of the Company on November 4, 2021, which vest on the three-year anniversary of such grant assuming the employees remain in his or her position as of the anniversary date. Therefore, stock-based compensation expense of $3.6 million and $3.6 million was recognized during the six months ended June 30, 2024 and 2023, respectively, and the remaining $2.4 million as of June 30, 2024 will be recognized over the remaining restricted period, which was based upon the closing price of the stock on the date of the restricted stock issuance. The Board also approved a total of 600,000 shares of restricted stock to be granted to certain employees of the Company on June 1, 2022, which vest on November 4, 2024, assuming the employees remain in his or her position as of that date. Therefore, stock-based compensation expense of $3.5 million and $3.5 million was recognized during the six months ended June 30, 2024 and 2023, respectively, and the remaining $2.3 million as of June 30, 2024 will be recognized over the remaining restricted period, which was based upon the closing price of the stock on the date of the restricted stock issuance.

Stock issued to outside directors. A total of 53,879 shares of restricted stock was approved by the Board to be granted to the outside directors of the Company on June 4, 2024, which will vest at the next annual meeting, assuming the Board members maintain their positions on the Board. Therefore, stock-based compensation expense of $63,000 was recognized during the six months ended June 30, 2024 and the remaining $694,000 will be recognized during the remainder of 2024 and the first half of 2025, which was based upon the closing price of the stock on the date of the restricted stock issuance. Also, a total of 58,767 shares of restricted stock was approved by the Board to be granted to the outside directors of the Company on June 1, 2023, which vested on June 4, 2024. Therefore, stock-based compensation expense of $316,000 was recognized during the six months ended June 30, 2024, which was based upon the closing price of the stock on the date of the restricted stock issuance. In addition, a total of 21,184 shares of restricted stock was approved by the Board to be granted to the outside directors of the Company on June 1, 2022, which vested during the second quarter of 2023. Therefore, stock-based compensation expense of $305,000 was recognized during the six months ended June 30, 2023, which was based upon the closing price of the stock on the date of the restricted stock issuance.

NOTE 10. Commitments and Contingencies

Leases. The Company follows ASC Topic 842, “Leases” to account for its operating and finance leases. Therefore, as of June 30, 2024 the Company had right-of-use assets totaling $574,000 included in other noncurrent assets and operating lease liabilities totaling $587,000, $422,000 of which is included in current liabilities and $165,000 of which is included in noncurrent liabilities, and as of December 31, 2023 the Company had right-of-use assets totaling $510,000 included in other noncurrent assets and operating lease liabilities totaling $528,000 included in current liabilities on the accompanying condensed consolidated balance sheets. The Company does not currently have any finance right-of-use leases. Maturities of the operating lease obligations are as follows (in thousands):

June 30, 2024
Remainder of 2024	$363
2025	261
Total	624
Less present value discount	(37)
Present value of lease liabilities	$587

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

Crude oil delivery commitments. In May 2021, the Company entered into a crude oil marketing contract with DK Trading & Supply, LLC (“Delek”) as the purchaser and DKL Permian Gathering, LLC (“DKL”) as the gatherer and transporter. The contract includes the Company’s current and future crude oil production from the majority of its horizontal wells in Flat Top where DKL is continually constructing a crude oil gathering system and custody transfer meters to most of the Company’s central tank batteries. The contract contains a minimum volume commitment commencing October 2021 based on the gross barrels delivered at the Company’s central tank battery facilities and is 5,000 Bopd for the first year, 7,500 Bopd for the second year and 10,000 Bopd for the remaining eight years of the contract. However, the Company has the ability under the contract to cumulatively bank excess volumes delivered to offset future minimum volume commitments. For the period from October 1, 2021 to June 30, 2024, the Company has delivered approximately 29,710 Bopd under the contract which is approximately 88 percent of the total contracted volume for the life of the contract. The monetary commitment for the remaining 4.0 MMBbl as of June 30, 2024, if the Company never delivers any additional volumes under the agreement, is approximately $3.3 million.

Natural gas purchasing replacement contract. In May 2021, the Company entered into a replacement natural gas purchase contract with the gatherer, processor and purchaser of the Company’s current and future gross natural gas production in Flat Top. The replacement contract provides the Company with improved natural gas and NGL pricing and required the expansion of the current low-pressure gathering system, which eliminates the need for in-field compression in Flat Top to accommodate the Company’s increased natural gas production volumes based on the current plan of development. The Company provides certain aid-in-construction payments to be reimbursed over time based on throughput through the system. The replacement contract does not contain any minimum volume commitments.

Natural Gas Gathering and Treating Agreement (Signal Peak). In June 2024, the Company entered into a natural gas gathering and treating agreement to gather certain natural gas in its Signal Peak area. Pursuant to said agreement, the Company has agreed to fund certain aid-in-construction costs totaling $5.4 million during the remainder of 2024 and $27.2 million throughout 2025 as certain milestones are attained. The agreement does not contain any minimum volume commitments.

Power contracts. In June 2022, the Company entered into a contract to provide a block of electric power at an attractive variable rate, which fluctuates based on the usage by the Company through May 31, 2032. In March 2024, the Company entered into a contract to provide an additional block of electric power under similar terms. In conjunction with these contracts, the Company has a $4.6 million Letter of Credit in place in lieu of a deposit that is cancellable at the end of the contract term.

Sand commitments. The Company is party to an amended agreement whereby it has agreed to purchase at least 750,000 tons of sand over a fifteen-month period beginning April 1, 2024. The Company has taken deliveries of approximately 198,000 tons of sand through June 30, 2024, leaving a commitment of approximately 552,000 remaining. There are stipulations in the agreement that reduce this commitment should there be a downturn in crude oil prices. Generally, if the Company never takes delivery of any additional sand under the agreement, the monetary commitment that remains as of June 30, 2024 is approximately $14.1 million.

NOTE 11. Related Party Transactions

Underwritten Equity Offering. In connection with the Company’s underwritten equity offering in July 2023, certain of the Company’s stockholders, John Paul DeJoria Family Trust and Jack Hightower, the Company’s Chairman and Chief Executive Officer, and entities and individuals associated with them, purchased an aggregate of approximately 10 million shares of Common Stock in the offering at the public offering price per share. In connection therewith, the Underwriter received a reduced underwriting discount on such shares purchased by these persons or entities compared with other shares sold to the public in the offering.

Water Treatment. In May 2022, the Company entered into an agreement with Pilot Exploration, Inc. (“Pilot”) to utilize Pilot’s proprietary water treatment technology in the Company’s Flat Top area to treat produced water such that it can be reused in the Company’s completion operations or sold to third parties for their completion operations. During the one-year term of the agreement, beginning on October 1, 2022, the Company agreed to a minimum volume commitment of 29.2 million barrels of produced water while maintaining the ability to bank excess produced water processed each month toward the minimum volume commitment. During the six months ended June 30, 2023, the Company paid $1.5 million to Pilot for such services. In April 2023, the Company terminated the contract with Pilot in exchange for $6.5 million that was paid and charged to other expense in the accompanying condensed consolidated financial statements during the six months ended June 30, 2023.

NOTE 12. Major Customers

Delek accounted for approximately 75% and 77% and Energy Transfer Crude Marketing, LLC (“ETC”) accounted for approximately 19% and 19% of the Company’s revenues during the six months ended June 30, 2024 and 2023, respectively. Based on the current demand for crude oil and natural gas and the availability of other purchasers, management believes the loss of either of these major purchasers would not have a material adverse effect on our financial condition and results of operations because crude oil and natural gas are fungible products with well-established markets and numerous purchasers.

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

On August 16, 2022, President Biden signed into law the Inflation Reduction Act of 2022 (“IRA 2022”), which among other tax provisions, created a 15 percent corporate alternative minimum tax (“CAMT”) on the “adjusted financial statement income” of certain large corporations (generally, corporations reporting at least $1.0 billion of average adjusted pre-tax net income on their consolidated financial statements) as well as an excise tax of 1% on the fair market value of certain public company stock repurchases for tax years beginning after December 31, 2022. Based on application of currently available guidance, the Company’s income tax expense for the six months ended June 30, 2024 and 2023 was not impacted by the CAMT. The Company’s excise tax during the six months ended June 30, 2024 was immaterial and was recognized as part of the cost basis of the stock repurchased.

The Company’s provision for income taxes attributable to income before income taxes consisted of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Current income tax expense:
Federal	$(110)	$—	$276	$—
State	78	—	301	—
Total current income tax expense	(32)	—	577	—
Deferred income tax expense:
Federal	13,848	9,121	15,313	23,041
State	434	523	657	1,110
Deferred income tax expense	14,282	9,644	15,970	24,151
Total income tax expense	$14,250	$9,644	$16,547	$24,151

The reconciliation between the provision for income taxes computed by multiplying pre-tax income by the U.S. federal statutory rate and the reported amounts of provision for income taxes is as follows (in thousands, except rate):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Income tax expense at U.S. federal statutory rate	$9,233	$8,709	$11,067	$22,309
Limited tax benefit due to stock-based compensation	4,059	451	4,436	740
State deferred income taxes	496	523	895	1,110
Other, net	462	(39)	149	(8)
Income tax expense	$14,250	$9,644	$16,547	$24,151
Effective income tax rate	32.4%	23.3%	31.4%	22.7%

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities were as follows as of June 30, 2024 and December 31, 2023 (in thousands):

	June 30, 2024	December 31, 2023
Deferred tax assets:
Interest expense limitations	$57,010	$41,352
Net operating loss carryforwards	12,399	13,503
Stock-based compensation	3,270	6,332
Unrecognized derivative losses, net	2,347	—
Other	34	36
Less: Valuation allowance	—	—
Deferred tax assets	75,060	61,223
Deferred tax liabilities:
Crude oil and natural gas properties, principally due to differences in basis and depreciation and the deduction of intangible drilling costs for tax purposes	(287,950)	(250,859)
Other	(148)	—
Unrecognized derivative gains, net	—	(7,432)
Deferred tax liabilities	(288,098)	(258,291)
Net deferred tax liabilities	$(213,038)	$(197,068)

The effective income tax rate differs from the U.S. statutory rate of 21 percent primarily due to deferred state income taxes and other permanent differences between GAAP income and taxable income.

As required by ASC Topic 740, “Income Taxes,” (“ASC 740”) the Company uses reasonable judgments and makes estimates and assumptions related to evaluating the probability of uncertain tax positions. The Company bases its estimates and assumptions on the potential liability related to an assessment of whether the income tax position will “more likely than not” be sustained in an income tax audit. Based on that analysis, the Company believes the Company has not taken any material uncertain tax positions, and therefore has not recorded an income tax liability related to uncertain tax positions. However, if actual results materially differ, the Company’s effective income tax rate and cash flows could be affected in the period of discovery or resolution. The Company also reviews the estimates and assumptions used in evaluating the probability of realizing the future benefits of the Company’s deferred tax assets and records a valuation allowance when the Company believes that a portion or all the deferred tax assets may not be realized. If the Company is unable to realize the expected future benefits of its deferred tax assets, the Company is required to provide a valuation allowance. The Company uses its history and experience, overall profitability, future management plans, tax planning strategies, and current economic information to evaluate the amount of valuation allowance to record. As of June 30, 2024 and December 31, 2023, the Company had not recorded a valuation allowance for deferred tax assets arising from its operations because the Company believed they met the “more likely than not” criteria as defined by the recognition and measurement provisions of ASC 740. The Company reversed a portion of its deferred tax asset related to stock-based compensation based on the assumption that the tax deduction will be subject to IRC Section 162(m) limits when the restricted stock vests. IRC Section 162(m) limits compensation deductions to $1.0 million per year for certain Company executives. This resulted in a $3.0 million reduction in the deferred tax asset and increased the amount of income tax expense realized during the six months ended June 30, 2024.

The Company is also subject to Texas margin tax. The Company realized $301,000 and zero in current Texas margin tax in the accompanying condensed consolidated financial statements for the six months ended June 30, 2024 and 2023, respectively. In addition, the Company has recognized a net deferred Texas margin tax liability of $7.7 million and $7.1 million as of June 30, 2024 and December 31, 2023, respectively, in the accompanying condensed consolidated balance sheets.

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

The following table reconciles the Company’s earnings from operations and earnings attributable to common stockholders to the basic and diluted earnings used to determine the Company’s earnings per share amounts for the three and six months ended June 30, 2024 and 2023 under the two-class method (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net income as reported	$29,717	$31,826	$36,155	$82,083
Participating basic earnings (a)	(2,860)	(2,942)	(3,466)	(7,590)
Basic earnings attributable to common stockholders	26,857	28,884	32,689	74,493
Reallocation of participating earnings	36	46	37	123
Diluted net income attributable to common stockholders	$26,893	$28,930	$32,726	$74,616

Basic weighted average shares outstanding	125,341	111,227	125,341	111,227
Dilutive warrants and unvested stock options	1,753	2,592	1,770	3,741
Dilutive unvested restricted stock	2,154	2,159	2,154	2,159
Diluted weighted average shares outstanding	129,248	115,978	129,265	117,127

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

NOTE 15. Stockholders’ Equity

Stock Repurchase Program. In February 2024, the Company’s board of directors approved a common stock repurchase program to acquire up to $75.0 million of the Company’s outstanding common stock, excluding excise taxes and other expenses, which expires on December 31, 2024. Purchases under the repurchase program may be made from time to time in open market or privately negotiated transactions, and are subject to market conditions, applicable legal requirements, contractual obligations and other factors. The repurchase program does not require the Company to acquire any specific number of shares. This repurchase program may be suspended from time to time, modified, extended or discontinued by the board of directors at any time. During the six months ended June 30, 2024 and 2023, the Company repurchased, excluding excise taxes and other expenses, approximately $14.3 million and zero of common stock under this repurchase program, respectively. As of June 30, 2024, up to approximately $60.7 million remained available for use to repurchase shares under the Company’s common stock repurchase program, excluding excise taxes and other expenses.

Issuance of Common Stock. During the six months ended June 30, 2024 and 2023, the Company issued 55 and 162,129 shares, respectively, of HighPeak Energy common stock as a result of warrants being exercised (55 and 150,295, respectively) and stock options (zero and 11,834, respectively).

Dividends and Dividend Equivalents. In May 2024, the Board declared a quarterly dividend of $0.04 per share of common stock outstanding which resulted in a total of $5.0 million in dividends being paid in June 2024. In addition, under the terms of the LTIP, the Company paid a dividend equivalent per share to all vested stock option holders of $538,000 in June 2024 and accrued a dividend equivalent per share to all unvested stock option holders which will be payable upon vesting, assuming no forfeitures. In addition, the Company accrued an additional combined $84,000 in dividends on the restricted stock issued to directors, management directors and certain employees that will be payable upon vesting.

In February 2024, the Board declared a quarterly dividend of $0.04 per share of common stock outstanding which resulted in a total of $5.1 million in dividends being paid in March 2024. In addition, under the terms of the LTIP, the Company paid a dividend equivalent per share to all vested stock option holders of $536,000 in March 2024 and accrued a dividend equivalent per share to all unvested stock option holders which will be payable upon vesting, assuming no forfeitures. In addition, the Company accrued an additional combined $86,000 in dividends on the restricted stock issued to directors, management directors and certain employees that will be payable upon vesting.

In April 2023, the Board declared a quarterly dividend of $0.025 per share of common stock outstanding which resulted in a total of $2.8 million in dividends being paid in May 2023. In addition, under the terms of the LTIP, the Company paid a dividend equivalent per share to all vested stock option holders of $282,000 in May 2023 and accrued a dividend equivalent per share to all unvested stock option holders which will be payable upon vesting, assuming no forfeitures. In addition, the Company accrued an additional combined $53,000 in dividends on the restricted stock issued to directors, management directors and certain employees that will be payable upon vesting.

In January 2023, the Board declared a quarterly dividend of $0.025 per share of common stock outstanding which resulted in a total of $2.8 million in dividends being paid in February 2023. In addition, under the terms of the LTIP, the Company paid a dividend equivalent per share to all vested stock option holders of $283,000 in February 2023 and accrued a dividend equivalent per share to all unvested stock option holders which will be payable upon vesting, assuming no forfeitures. In addition, the Company accrued an additional combined $53,000 in dividends on the restricted stock issued to directors, management directors and certain employees that will be payable upon vesting.

Outstanding securities. At June 30, 2024 and December 31, 2023, the Company had 127,495,868 and 128,420,923 shares of common stock outstanding, respectively, and 7,934,922 and 7,934,977 warrants outstanding, respectively, with an exercise price of $11.50 per share that expire on August 21, 2025.

NOTE 16. Subsequent Events

Dividends and dividend equivalents. In August 2024, the Board approved a quarterly dividend of $0.04 per share of common stock outstanding which will result in a total of approximately $5.0 million in dividends to be paid in September 2024. In addition, under the terms of the LTIP, the Company will pay a dividend equivalent per share to all vested stock option holders of approximately $538,000 in September 2024 and will accrue a dividend equivalent per share to all unvested stock option holders which is payable upon vesting, assuming no forfeitures. In addition, the Company will accrue an additional combined approximately $86,000 in dividends on the restricted stock issued to directors, management directors and certain employees that will be payable upon vesting.

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

Overview

HighPeak Energy, Inc., a Delaware corporation, which was formed in October 2019, is an independent crude oil and natural gas exploration and production company that explores for, develops and produces crude oil, NGL and natural gas in the Permian Basin in West Texas, more specifically, the Midland Basin. The Company’s assets are located primarily in Howard and Borden Counties, Texas, and to a lesser extent Scurry and Mitchell Counties, which lie within the northeastern part of the crude oil-rich Midland Basin. As of June 30, 2024, the assets consisted of two generally contiguous leasehold positions of approximately 147,635 gross (136,699 net) acres, approximately 63% of which were held by production, with an average working interest of approximately 93%. Our acreage is composed of two core areas, Flat Top primarily in the northern portion of Howard County extending into southern Borden County, southwest Scurry County and northwest Mitchell County and Signal Peak in the southern portion of Howard County. We operate approximately 97% of the net acreage across the Company’s assets and more than 90% of the net operated acreage provides for horizontal wells with lateral lengths of 10,000 feet or greater. For the six months ended June 30, 2024, approximately 90% and 10% of sales volumes from the assets were attributable to liquids (both crude oil and NGL) and natural gas, respectively. As of June 30, 2024, HighPeak Energy was developing its properties using two (2) drilling rigs and one (1) frac crew and expects to average two (2) drilling rigs and one (1) frac crew for the remainder of 2024.

Recent Events

Share Repurchase Program. In February 2024, the Board approved a repurchase program of up to $75 million of the Company’s common stock.  The approval grants management the authority to repurchase shares opportunistically in the open market from time to time, through block trades, in privately negotiated transactions or by such other means which comply with applicable state and federal laws.  This is the Company’s first authorization for a stock repurchase program since its founding.

The Company intends to fund the repurchases from available working capital, cash provided from operations and borrowings under its Senior Credit Facility Agreement.  The timing, number and value of shares repurchased under the program will be at the discretion of management and the Board of Directors and will depend on a number of factors, including general market and economic conditions, business conditions, the trading price of the Company’s common stock, the nature of other investment opportunities available to the Company and compliance with the Company’s debt and other agreements.  The stock repurchase program does not obligate HighPeak to acquire any particular dollar amount or number of shares of its common stock and the stock repurchase program may be suspended from time to time, modified, extended or discontinued by the Company’s Board of Directors.  During the six months ended June 30, 2024, the Company repurchased 978,989 shares of its common stock at an average cost of $14.86 per share for a total of approximately $14.6 million, excluding any potential excise taxes. The stock repurchase program authority will expire December 31, 2024.

Dividends and dividend equivalents. In May 2024, the Board declared a quarterly dividend of $0.04 per share of common stock outstanding which resulted in a total of $5.0 million in dividends being paid in June 2024. In addition, under the terms of the LTIP, the Company paid a dividend equivalent per share to all vested stock option holders of $538,000 in June 2024 and accrued a dividend equivalent per share to all unvested stock option holders which is payable upon vesting, assuming no forfeitures. In addition, the Company accrued an additional combined $84,000 in June 2024 in dividends on the restricted stock issued to directors, management directors and certain employees that will be payable upon vesting.

Acquisitions. During the six months ended June 30, 2024, the Company incurred a total of $7.4 million in acquisition costs related to lease extensions and to acquire crude oil and natural gas leases covering additional bolt-on undeveloped acreage contiguous to its Flat Top and Signal Peak operating areas.

Crude Oil and Natural Gas Industry Considerations. Since mid-2020, crude oil prices have improved, with demand steadily increasing.  In addition, sanctions and import bans on Russia have been implemented by various countries in response to the war in Ukraine, further impacting global crude oil supply. As a result of crude oil and natural gas supply constraints, there have been significant increases in European energy costs, which have resulted in inflationary pressures throughout Europe, increasing prospects of recession in many countries throughout the continent. In April 2023, OPEC announced production cuts of around 1.16 million Bopd.  On June 4, 2023, OPEC agreed to extend these previously announced production cuts through the end of 2024.  On July 3, 2023, Saudi Arabia announced it was extending voluntary cuts through August 2023. In June 2024, OPEC announced it would extend cuts of 3.66 million Bopd through the end of 2025, while gradually phasing out 2.2 million Bopd of voluntary cuts beginning in October 2024. However, as a result of current global supply and demand imbalances, crude oil prices remain strong, although down from the prior year. In addition, the war between Russia and Ukraine and ongoing conflicts between Israel and Hamas, Israel and Iran and other tensions in the Middle East have resulted in global supply chain disruptions, which has led to significant cost inflation.

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

Outlook

HighPeak Energy’s financial position and future prospects, including its revenues, operating results, profitability, liquidity, future growth and the value of its assets, depend heavily on prevailing commodity prices. The crude oil and natural gas industry is cyclical and commodity prices are highly volatile and subject to a high degree of uncertainty. For example, during the period from January 1, 2020 through June 30, 2024, the calendar month average NYMEX WTI crude oil price per Bbl ranged from a low of $16.70 to a high of $114.34, and the last trading day NYMEX natural gas price per MMBtu ranged from a low of $1.50 to a high of $9.35.

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

Given the dynamic nature of this situation, the Company is maintaining flexibility in its capital plan as indicated by its anticipated two (2) drilling rig program for the remainder of 2024.  The Company will continue to evaluate drilling and completion activity on an economic basis, with future activity levels assessed monthly.  Despite continuing impacts of the factors listed above and future uncertainty, we are focused on maintaining our ability to sustain strong operational performance and financial stability while maximizing returns, improving leverage metrics, and increasing the value of our Midland Basin assets.

Strategic Alternatives

On January 23, 2023, the Company announced the intention of its Board to initiate a process to evaluate certain strategic alternatives to maximize shareholder value, including a potential sale of the Company. Texas Capital Securities and Wells Fargo Securities, LLC have been retained as a financial advisors with respect to this strategic alternatives process. To date, however, this process has been exploratory in nature and accordingly remains in preliminary stages, with our discussions to date with prospective counterparties generally excluding substantive discussions or key transaction terms. The Company has not set a timetable for the conclusion of this review, nor has it made any decisions related to any further actions or potential strategic alternatives at this time. There can be no assurance that the review will progress beyond this exploratory phase or result in any transaction or other strategic change or outcome. The Company does not intend to comment further regarding the strategic alternatives process unless and until our Board has approved a specific course of action or we have otherwise determined that further disclosure is appropriate or required by law.

Financial and Operating Performance

The Company's financial and operating performance for the three months ended June 30, 2024 included the following highlights:

•

Net income was $29.7 million ($0.21 per diluted share) for the three months ended June 30, 2024 compared with $31.8 million for three months ended June 30, 2023. The primary components of the $2.1 million decrease in net income include:

•

a $34.7 million increase in DD&A expense due to a 15% increase in daily sales volumes as a result of the Company’s successful horizontal drilling program in addition to a 19% increase in the DD&A rate from $24.22 to $28.91 per Boe as a result of significant inflationary pressures on capital costs;

•

a $4.6 million increase in the Company’s income tax expense primarily due to the reversal of a deferred tax asset related to a temporary difference from restricted stock being reclassified to a permanent difference during the three months ended June 30, 2024; and

•

a $3.7 million increase in interest expense due to the increase in the Company’s overall indebtedness and higher interest rates, partially offset by decreased amortization of debt issuance costs and discounts;

•

a $3.3 million increase in production and ad valorem taxes, primarily attributable to the 15% increase in daily sales volumes as a result of the Company’s successful horizontal drilling program and an increase in ad valorem taxes in the State of Texas due to the continued growth of the Company’s property base;

•	a $2.2 million increase in the Company’s general and administrative expenses primarily attributable to accrued bonuses and higher salaries and benefits as well as an increase in professional fees, all primarily as a result of the growth of the Company;

Partially offset by:

•

a $34.5 million increase in crude oil, NGL and natural gas revenues due to a 15% increase in daily sales volumes resulting from the Company’s successful horizontal drilling program, partially offset by a 1% decrease in average realized commodity prices per Boe, excluding the effects of derivatives;

•	a $5.5 million decrease in the Company’s other expense as a result of a settlement of a contract in the second quarter of 2023 compared to the repair of a production facility in the second quarter of 2024;

•	a $2.2 million increase in the Company’s interest income due to the increased cash on hand;

•	a $2.1 million decrease in the Company’s crude oil and natural gas production costs primarily as a result of lower chemical and other treating costs throughout Flat Top specifically; and

•

a $1.7 million decrease in the Company’s derivative instruments loss from $4.4 million to $2.7 million quarter over quarter as a result of its crude oil commodity contracts entered into and the change in crude oil prices thereafter.

•

During the three months ended June 30, 2024, average daily sales volumes totaled 48,531 Boepd, compared with 42,207 Boepd during the same period in 2023, an increase of 15%, due to the Company’s successful horizontal drilling program.

•	Weighted average realized crude oil prices per Bbl, excluding the effects of derivatives, increased during the three months ended June 30, 2024 to $81.39, compared with $73.21 for the same period in 2023. Weighted average NGL prices per Bbl decreased during the three months ended June 30, 2024 to $20.32, compared with $20.77 for the same period in 2023. Weighted average natural gas prices per Mcf decreased to $0.13 during the three months ended June 30, 2024, compared with $0.70 during the same period in 2023.

•	Cash provided by operating activities totaled $202.3 million for the three months ended June 30, 2024, compared with $173.7 million for the three months ended June 30, 2023.

Derivative Financial Instruments

Derivative financial instrument exposure. As of June 30, 2024, the Company was a party to the following open derivative financial instruments.

					Swaps	Enhanced Collars & Deferred Premium Puts
Settlement Month	Year	Type of Contract	Bbls Per Day	Index	Price per Bbl	Floor or Strike Price per Bbl	Ceiling Price per Bbl	Deferred Premium Payable per Bbl
Crude Oil:
Jul – Sep	2024	Swap	4,000	WTI Cushing	$84.00	$—	$—	$—
Jul – Sep	2024	Basis Swap	25,000	Argus WTI Midland	$1.12	$—	$—	$—
Jul – Sep	2024	Collar	1,500	WTI Cushing	$—	$69.00	$95.00	$0.85
Jul – Sep	2024	Put	14,000	WTI Cushing	$—	$60.41	$—	$5.00
Oct – Dec	2024	Swap	5,500	WTI Cushing	$76.37	$—	$—	$—
Oct – Dec	2024	Basis Swap	25,000	Argus WTI Midland	$1.12	$—	$—	$—
Oct – Dec	2024	Collar	10,600	WTI Cushing	$—	$65.68	$90.32	$1.85
Oct – Dec	2024	Put	2,000	WTI Cushing	$—	$58.00	$—	$5.00
Jan – Mar	2025	Swap	5,500	WTI Cushing	$76.37	$—	$—	$—
Jan – Mar	2025	Collar	8,000	WTI Cushing	$—	$65.00	$90.00	$2.12
Jan – Mar	2025	Put	2,000	WTI Cushing	$—	$58.00	$—	$5.00
Apr – Jun	2025	Swap	5,500	WTI Cushing	$76.37	$—	$—	$—
Apr – Jun	2025	Collar	7,000	WTI Cushing	$—	$65.00	$90.08	$2.28
Apr – Jun	2025	Put	2,000	WTI Cushing	$—	$58.00	$—	$5.00
Jul – Sep	2025	Swap	3,000	WTI Cushing	$75.85	$—	$—	$—
Jul – Sep	2025	Collar	7,000	WTI Cushing	$—	$65.00	$90.08	$2.28
Jul – Sep	2025	Put	2,000	WTI Cushing	$—	$58.00	$—	$5.00

The estimated fair value of the outstanding open derivative financial instruments as of June 30, 2024 was a net liability of $10.9 million which is included in current assets, noncurrent assets, current liabilities and noncurrent liabilities on the Company’s consolidated balance sheet as of June 30, 2024. During the six months ended June 30, 2024, the Company recognized a net derivative loss of $55.7 million, including a $45.3 million mark-to-market loss and $10.4 million in net monthly settlement payments.

Operations and Drilling Highlights

Average daily crude oil, NGL and natural gas sales volumes are as follows:

Six Months Ended June 30, 2024
Crude Oil (Bbls)	38,516
NGL (Bbls)	5,583
Natural Gas (Mcf)	30,187
Total (Boe)	49,130

The Company’s liquids production was 90 percent of total production on a Boe basis for the six months ended June 30, 2024.

Costs incurred are as follows (in thousands):

Six Months Ended June 30, 2024
Unproved property acquisition costs	$7,010
Proved acquisition costs	405
Total acquisitions	7,415
Development costs	249,988
Exploration costs	61,837
Total finding and development costs	319,240
Asset retirement obligations	256
Total costs incurred	$319,496

The following table sets forth the total number of horizontal producing wells drilled and completed during the six months ended June 30, 2024:

	Drilled		Completed
	Gross	Net	Gross	Net
Flat Top area	34	27.4	35	28.6
Signal Peak area	4	3.5	2	2.0
Total	38	30.9	37	30.6

As of June 30, 2024, HighPeak Energy was developing its properties using two (2) drilling rigs and one (1) frac crew. The continued threat of an extensive recession, the scope, duration and magnitude of the direct and indirect effects of pandemics, the war between Russia and Ukraine, the Israel-Hamas and Israel-Iran conflicts and the production cuts announced by OPEC are continuing to evolve and in ways that are difficult or impossible to anticipate. Given the dynamic nature of this situation, the Company is maintaining flexibility with its capital plan and will continue to evaluate drilling and completion activity on an economic basis, with future activity levels assessed monthly.

During the six months ended June 30, 2024, the Company successfully completed and placed on production thirty-seven (37) gross (30.6 net) horizontal wells, thirty-five (35) gross (28.6 net) in the Flat Top area and two (2) gross (2.0 net) in the Signal Peak area. The Company also placed one salt-water disposal well in service in its Flat Top area during the six months ended June 30, 2024. As of June 30, 2024, the Company had fourteen (14) gross (11.0 net) horizontal wells that had been drilled and were in various stages of completion in the Flat Top area and two (2) gross (1.5 net)  horizontal wells that had been drilled and were in various stages of completion in the Signal Peak area. In addition, as of June 30, 2024, the Company was in the process of drilling six (6) gross (6.0 net) horizontal wells, all in the Flat Top area.

Results of Operations

Three and Six Months Ended June 30, 2024

Crude Oil, NGL and natural gas revenues.

Average daily sales volumes are as follows:

	Three Months Ended June 30,			Six Months Ended June 30,
	2024	2023	% Change	2024	2023	% Change
Crude Oil (Bbls)	37,073	35,483	4%	38,516	33,506	15%
NGL (Bbls)	6,018	3,681	63%	5,583	3,482	60%
Natural Gas (Mcf)	32,640	18,256	79%	30,187	16,444	84%
Total (Boe)	48,531	42,207	15%	49,130	39,728	24%

The increase in average daily Boe sales volumes for the three and six months ended June 30, 2024, compared with the same periods in 2023 was primarily due to the Company’s successful horizontal drilling program.

The crude oil, NGL and natural gas prices that the Company reports are based on the market prices received for each commodity. The weighted average realized prices, excluding the effects of derivatives, are as follows:

	Three Months Ended June 30,			Six Months Ended June 30,
	2024	2023	% Change	2024	2023	% Change
Crude Oil per Bbl	$81.39	$73.21	11%	$79.45	$74.55	7%
NGL per Bbl	$20.32	$20.77	(2)%	$22.45	$23.71	(5)%
Natural Gas per Mcf	$0.13	$0.70	(81)%	$0.68	$1.37	(50)%
Total per Boe	$62.33	$62.68	(1)%	$62.97	$64.60	(3)%

Crude Oil and natural gas production costs.

Crude oil and natural gas production costs in total and per Boe are as follows (in thousands, except percentages and per Boe amounts):

	Three Months Ended June 30,			Six Months Ended June 30,
	2024	2023	% Change	2024	2023	% Change
Crude oil and natural gas production costs	$32,798	$34,934	(6)%	$63,069	$67,876	(7)%
Crude oil and natural gas production costs per Boe (excluding expense workovers)	$6.79	$8.39	(19)%	$6.54	$8.48	(23)%
Workover expense	$0.63	$0.71	(11)%	$0.51	$0.96	(47)%

The decrease in crude oil and natural gas production costs quarter over quarter can primarily be attributed to lower treating and chemical costs and year over year can primarily be attributed to lower treating and chemical costs and lower expense workover costs as well as lower power and fuel costs with the continued reduction in generator power used throughout the field now that we have overhead electric covering the majority of our properties.

Production and ad valorem taxes.

Production and ad valorem taxes are as follows (in thousands, except percentages):

	Three Months Ended June 30,			Six Months Ended June 30,
	2024	2023	% Change	2024	2023	% Change
Production and ad valorem taxes	$16,596	$13,259	25%	$30,998	$25,556	21%

In general, production taxes and ad valorem taxes are directly related to commodity sales volumes and price changes; however, Texas ad valorem taxes are based upon an asset valuation assessed by the state as of January 1 of that particular year based on prior year commodity prices, whereas production taxes are based upon current year sales revenues at current commodity prices.

Production and ad valorem taxes per Boe are as follows:

	Three Months Ended June 30,			Six Months Ended June 30,
	2024	2023	% Change	2024	2023	% Change
Production taxes per Boe	$3.02	$3.03	—	$3.07	$3.09	—
Ad valorem taxes per Boe	$0.74	$0.42	76%	$0.40	$0.46	(13)%

The increase in ad valorem taxes per Boe for the three months ended June 30, 2024, compared with the same period in 2023, was primarily due to the anticipated increase for 2024 that was underestimated in the first quarter of 2024.

Exploration and abandonments expense.

Exploration and abandonment expense details are as follows (in thousands, except percentages):

	Three Months Ended June 30,			Six Months Ended June 30,
	2024	2023	% Change	2024	2023	% Change
Geologic and geophysical personnel costs	$211	$207	2%	$436	$421	4%
Plugging and abandonment expense	41	225	(82)%	189	225	(16)%
Abandoned leasehold costs	—	36	(100)%	35	1,931	(98)%
Geologic and geophysical data costs	(85)	12	n/m	5	67	(93)%
Exploration and abandonments expense	$167	$480	(65)%	$665	$2,644	(75)%

Exploration and abandonment costs decreased during the three and six months ended June 30, 2024 primarily due to less plugging and abandonment expenses and a reimbursement from an industry partner for some seismic expenses.

DD&A expense.

DD&A expense and DD&A expense per Boe are as follows (in thousands, except percentages and per Boe amounts):

	Three Months Ended June 30,			Six Months Ended June 30,
	2024	2023	% Change	2024	2023	% Change
DD&A expense	$127,693	$93,011	37%	$258,543	$174,142	48%
DD&A expense per Boe	$28.91	$24.22	19%	$28.91	$24.22	19%

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

General and administrative expense and general and administrative expense per Boe as well as stock-based compensation expense are as follows (in thousands, except percentages and per Boe amounts):

	Three Months Ended June 30,			Six Months Ended June 30,
	2024	2023	% Change	2024	2023	% Change
General and administrative expense	$4,735	$2,516	88%	$9,420	$5,018	87%
General and administrative expense per Boe	$1.07	$0.66	62%	$1.05	$0.70	50%
Stock-based compensation expense	$3,775	$3,984	(5)%	$7,573	$8,038	(6)%

The increase in general and administrative expense and general and administrative expense per Boe for the three and six months ended June 30, 2024 is primarily as a result of accrued bonuses which were not recognized until the third quarter of 2023 but are being accrued monthly in 2024, adding new employees and increased salaries and benefits related to the growth of the Company in addition to higher professional services costs related to the growth of the Company.

Interest expense.

	Three Months Ended June 30,			Six Months Ended June 30,
	2024	2023	% Change	2024	2023	% Change
Term Loan Credit Agreement	$38,283	$—	100%	$77,256	$—	100%
Senior Credit Facility Agreement	189	—	100%	344	—	100%
Prior Credit Agreement	—	11,323	(100)%	—	19,071	(100)%
10.625% Senior Notes	—	6,633	(100)%	—	13,274	(100)%
10.000% Senior Notes	—	5,625	(100)%	—	11,250	(100)%
Additional interest on 10.625% Senior Notes	—	8,330	(100)%	—	8,330	(100)%
Amortization of discount	2,453	4,337	(43)%	4,906	8,627	(43)%
Amortization of debt issuance costs	2,066	3,036	(32)%	4,119	5,704	(28)%
	$42,991	$39,284	9%	$86,625	$66,256	31%

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

Loss on derivative instruments, net.

	Three Months Ended June 30,			Six Months Ended June 30,
	2024	2023	% Change	2024	2023	% Change
Noncash gain (loss) on derivative instruments, net	$2,606	$703	271%	$(45,289)	$6,017	(853)%
Cash paid on settlements of derivative instruments, net	(5,308)	(5,066)	(5)%	(10,456)	(7,260)	(44)%
Loss on derivative instruments, net	$(2,702)	$(4,363)	38%	$(55,745)	$(1,243)	(4,385)%

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

Other expense.

	Three Months Ended June 30,			Six Months Ended June 30,
	2024	2023	% Change	2024	2023	% Change
Repairs on production facilities	$2,000	$986	103%	$2,001	$986	103%
Water treatment contract buyout	—	6,516	(100)%	—	6,516	(100)%
	$2,000	$7,502	(73)%	$2,001	$7,502	(73)%

During the three and six months ended June 30, 2024, the Company incurred $2.0 million primarily related to repairs on a production facility that was damaged which resulted in a delay in turning several newly completed wells online. During the three and six months ended June 30, 2023, the Company paid $6.5 million to buyout and terminate a water treatment contract with a former outside board member and incurred other costs of $986,000 primarily related to repairs on production facilities that were damaged in a fire that shut in a significant amount of production for a short time.

Provision for income taxes.

	Three Months Ended June 30,			Six Months Ended June 30,
	2024	2023	% Change	2024	2023	% Change
Income tax expense	$14,250	$9,644	48%	$16,547	$24,151	(31)%
Effective income tax rate	32.4%	23.3%	39%	31.4%	22.7%	38%

The change in provision for income taxes during the three months ended June 30, 2024, compared with the same period in 2023, was primarily due to the reversal of a deferred tax asset related to a temporary difference from restricted stock being reclassified to a permanent difference during the three months ended June 30, 2024 and to a lesser extent, the Company realizing decreased net income during the three months ended June 30, 2024 compared with the same period in 2023.  The effective income tax rate differs from the statutory rate primarily due to certain aforementioned stock-based compensation revisions, Texas state income taxes and other permanent differences between GAAP income and taxable income. See Note 13 of Notes to Consolidated Financial Statements included in "Item 1. Condensed Consolidated Financial Statements (Unaudited)" for additional information.

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

2024 capital budget. The Company’s capital budget for 2024 is expected to be in the range of approximately $450 to $525 million for drilling, completion, facilities and equipping crude oil wells plus $50 to $60 million for field infrastructure buildout and other costs. The 2024 capital budget excludes acquisitions, asset retirement obligations, geological and geophysical expenses, general and administrative expenses and corporate facilities. HighPeak Energy expects to fund its forecasted capital expenditures with cash on its consolidated balance sheet, cash generated by operations and borrowing capacity available under its Senior Credit Facility Agreement. The Company’s capital expenditures for the six months ended June 30, 2024 were $311.8 million, excluding acquisitions.

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

Capital resources. Cash flows from operating, investing and financing activities are summarized below (in thousands).

	Six Months Ended June 30,
	2024	2023	Change	% Change
Net cash provided by operating activities	$373,770	$363,676	$10,094	3%
Net cash used in investing activities	$(324,612)	$(612,521)	$287,909	(47)%
Net cash (used in) provided by financing activities	$(85,762)	$248,606	$(334,368)	(134)%

Operating activities. The increase in net cash flow provided by operating activities for the six months ended June 30, 2024, compared with 2023, was primarily related to an increase in discretionary cash flow as a result of an increase in revenues less operating and general administrative expenses of more than $93 million associated with increased production volumes as a result of our successful horizontal drilling program and cost cutting efforts related primarily to power generation and treating and chemical costs partially offset by a decrease in accounts payable and other current liabilities.

Investing activities. The decrease in net cash used in investing activities for the six months ended June 30, 2024, compared with 2023, was primarily due to decreases in additions to crude oil and natural gas properties when the Company had fewer drilling rigs and frac crews running compared with the six months ended June 30, 2023.

Financing activities. The Company's significant financing activities are as follows:

•

Six months ended June 30, 2024: The Company made mandatory payments on its Term Loan Credit Facility totaling $60.0 million, paid $14.6 million to repurchase 978,989 shares of its common stock at an average cost of approximately $14.86 per share, excluding any potential excise taxes, and paid dividends and dividend equivalents of $10.1 million and $1.1 million, respectively.

•

Six months ended June 30, 2023: The Company borrowed $255.0 million on the Prior Credit Agreement and received $1.7 million and $148,000 in proceeds from the exercise of warrants and stock options, respectively, partially offset by the payment of dividends and dividend equivalents of $5.6 million and $569,000, respectively, the payment of $1.4 million in debt issuance costs primarily related to amendments to the Prior Credit Agreement and debt refinance activities that are ongoing and the payment of $748,000 related to stock offerings costs that was completed in July 2023.

Interest Rate Risk.  We are exposed to market risk due to the floating interest rates associated with any outstanding balance on the Term Loan Credit Agreement and the Senior Credit Facility Agreement. As of June 30, 2024, we had a $1.14 billion outstanding balance on the Term Loan Credit Agreement and zero outstanding on the Senior Credit Facility Agreement. Our Term Loan Credit Agreement fixes the interest rate for all of the principal balance of the Term Loan Credit Agreement at the end of each quarter for a period of three months and the Senior Credit Facility Agreement allows us to fix the interest rate for all or a portion of the principal balance for a period of six months. To the extent that the interest rate is fixed, interest rate changes will affect the Term Loan Credit Agreement’s and Senior Credit Facility Agreement’s fair value but will not impact results of operations or cash flows. Conversely, for the portion of the Term Loan Credit Agreement and Senior Credit Facility Agreement that has a floating interest rate, interest rate changes will not affect the fair value but will impact future results of operations and cash flows.

Commodity Price Risk.  The prices we receive for our crude oil, NGL and natural gas production directly impact our revenue, profitability, access to capital, and future rate of growth. Crude oil, NGL and natural gas prices are subject to unpredictable fluctuations resulting from a variety of factors, including changes in supply and demand and the macroeconomic environment, and seasonal anomalies, all of which are typically beyond our control. The markets for crude oil, NGL and natural gas have been volatile, especially over the last several years. Commodity prices have improved from historic lows in 2020 resulting from the impacts of the COVID-19 pandemic. Additionally, commodity prices are subject to heightened levels of uncertainty related to geopolitical issues such as the ongoing armed conflicts between Russia and Ukraine, Israel and Hamas and Israel and Iran. The realized prices we receive for our production also depend on numerous factors that are typically beyond our control. Based on our sales volumes during the six months ended June 30, 2024 and excluding the effects on derivatives, a $1.00 per barrel increase (decrease) in the weighted average crude oil price for the six months ended June 30, 2024 would have increased (decreased) the Company’s revenues by approximately $14.7 million on an annualized basis and a $0.10 per Mcf increase (decrease) in the weighted average natural gas price for the six months ended June 30, 2024 would have increased (decreased) the Company’s revenues by approximately $1.1 million on an annualized basis.

We enter into commodity derivative contracts to reduce the risk of fluctuations in commodity prices. The fair value of our commodity derivative contracts is largely determined by estimates of the forward curves of the relevant price indices. As of June 30, 2024, a $1.00 increase (decrease) in the forward curves associated with our crude oil commodity derivative instruments would have decreased (increased) our net derivative positions for these products by approximately $2.1 million.

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

We are also subject to financial covenants under our Term Loan Credit Agreement and Senior Credit Facility Agreement based on EBITDAX ratios as further described in Note 7 of Notes to Consolidated Financial Statements included in “Item 1. Condensed Consolidated Financial Statements (Unaudited)” of this Quarterly Report.  The Term Loan Credit Agreement and Senior Credit Facility Agreement provide a material source of liquidity for us.  Under the terms of our Term Loan Credit Agreement and the Senior Credit Facility Agreement, if we fail to comply with the covenants that establish a maximum permitted ratio of total net leverage or a minimum permitted ratio of asset coverage, we would be in default, an event that would accelerate repayments under the Term Loan Credit Agreement and prevent us from borrowing under the Senior Credit Facility Agreement and would therefore materially limit a significant source of our liquidity.  In addition, if we are in default under the Term Loan Credit Agreement and the Senior Credit Facility Agreement and are unable to obtain a waiver of that default from our lenders, lenders under those agreements would be entitled to exercise all their remedies for default.

The following table provides a reconciliation of our net income (GAAP) to EBITDAX (non-GAAP) for the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net income	$29,717	$31,826	$36,155	$82,083
Interest expense	42,991	39,284	86,625	66,256
Interest income	(2,400)	(163)	(4,792)	(193)
Income tax expense	14,250	9,644	16,547	24,151
Depletion, depreciation and amortization	127,693	93,011	258,543	174,142
Accretion of discount	242	120	481	238
Exploration and abandonment expense	167	480	665	2,644
Stock based compensation	3,775	3,984	7,573	8,038
Derivative related noncash activity	(2,606)	(703)	45,289	(6,017)
Other expense	2,000	7,502	2,001	7,502
EBITDAX	$215,829	$184,985	$449,087	$358,844

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

There have been no material changes in our critical accounting policies and procedures during the three months ended June 30, 2024. See our disclosure of critical accounting policies in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 8. Financial Statements and Supplementary Data” of our Annual Report.

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

During the period from January 1, 2020 through June 30, 2024, the calendar month average NYMEX WTI crude oil price per Bbl ranged from a low of $16.70 to a high of $114.34, and the last trading day NYMEX natural gas price per MMBtu ranged from a low of $1.50 to a high of $9.35. A $1.00 per barrel increase (decrease) in the weighted average crude oil price for the six months ended June 30, 2024 would have increased (decreased) the Company’s revenues by approximately $14.7 million on an annualized basis, excluding the effects of derivatives, and a $0.10 per Mcf increase (decrease) in the weighted average natural gas price for the six months ended June 30, 2024 would have increased (decreased) the Company’s revenues by approximately $1.1 million on an annualized basis, excluding the effects of derivatives.

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

The average forward prices based on June 28, 2024 market quotes were as follows:

	Remainder of 2024	Year Ending December 31, 2025
Average forward NYMEX crude oil price per Bbl	$78.86	$74.59
Average forward NYMEX natural gas price per MMBtu	$2.90	$3.48

The average forward prices based on August 1, 2024 market quotes were as follows:

	Remainder of 2024	Year Ending December 31, 2025
Average forward NYMEX crude oil price per Bbl	$74.31	$71.50
Average forward NYMEX natural gas price per MMBtu	$2.44	$3.18

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

Interest Rate Risk. As of June 30, 2024, we had $1.14 billion outstanding under the Term Loan Credit Agreement and had $93.1 million of available borrowing capacity under the Senior Credit Facility Agreement. The Company is subject to interest rate risk on its variable rate debt from our Term Loan Credit Agreement and Senior Credit Facility Agreement. The Company also periodically has fixed rate debt but does not currently utilize derivative instruments to manage the economic effect of changes in interest rates. The impact of a 1% increase in interest rates on our outstanding debt as of June 30, 2024 would have resulted in an annual increase in interest expense of approximately $11.4 million.

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

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the three months ended June 30, 2024 that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

From time to time, the Company may be a party to various lawsuits, proceedings and claims incidental to its business. While many of these matters involve inherent uncertainty, the Company believes that the amount of the liability, if any, ultimately incurred with respect to these proceedings and claims will not have a material adverse effect on the Company's consolidated financial position as a whole or on its liquidity, capital resources or future results of operations.

On May 29, 2024, a purported HighPeak stockholder filed a derivative lawsuit in the Delaware Court of Chancery against various current and former HighPeak directors, alleging that the Company’s directors breached their fiduciary duties in approving the Company’s CEO’s and President’s compensation. In general, the plaintiff alleges that the Company’s directors engaged in an inadequate process and approved excessive compensation in the years 2020 through 2023. The plaintiff seeks disgorgement of the Company’s CEO’s and President’s compensation, an order requiring HighPeak to make various changes to its corporate governance policies, attorneys’ fees, and other relief. The defendants have filed a motion to dismiss the lawsuit. The Company believes the lawsuit is without merit and intends to vigorously defend against it.

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

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

Our common stock repurchase activity for the three months ended June 30, 2024 was as follows:

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Plan	Approximate Dollar Value of Shares that May Yet to Be Purchased Under the Plan(3)(4)
($ in thousands, except per share amounts and shares)
April 1, 2024 - April 30, 2024	—	$—	—	66,253
May 1, 2024 - May 31, 2024	—	$—	—	$66,253
June 1, 2024 - June 30, 2024	413,449	$14.00	413,449	$60,479
Total	413,449	$14.00	413,449

(1) Such shares are cancelled and retired.
(2) The average price paid per share includes any commissions paid to repurchase stock.

(3) In February 2024, our board of directors approved a stock repurchase program for up to $75.0 million, excluding excise taxes and other expenses. The stock repurchase program expires on December 31, 2024 and may be suspended, modified, or discontinued by the board of directors at any time

(4) The IRA of 2022, which was enacted into law on August 16, 2022, imposed a nondeductible 1% excise tax on the net value of certain stock repurchases made after December 31, 2022. All dollar amounts presented exclude such excise taxes, as applicable.

ITEM 5.     OTHER INFORMATION

During the three months ended June 30, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

HIGHPEAK ENERGY, INC.

August 5, 2024	By:	/s/ Steven Tholen
Steven Tholen
Chief Financial Officer

August 5, 2024	By:	/s/ Keith Forbes
Keith Forbes
Vice President and Chief Accounting Officer