Form 10-Q
period 2024-09-30
HighPeak Energy, Inc.
filed 2024-11-04
CIK 1792849

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

or

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

Yes ☐    No ☒

As of October 31, 2024, there were 126,625,221 shares of common stock, par value $0.0001 per share, issued and outstanding.

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

Cautionary Statement Concerning Forward-Looking Statements

This Quarterly Report on Form 10-Q (this “Quarterly Report”) includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical facts included or incorporated by reference in this Quarterly Report, including, without limitation, statements regarding the Company’s future financial position, business strategy, budgets, projected revenues, projected costs, and plans and objectives of management for future operations, are forward-looking statements. Such forward-looking statements are based on the beliefs of management, as well as assumptions made by, and information currently available to, the Company’s management. In addition, forward-looking statements generally can be identified by the use of forward-looking terminology such as “believes,” “plans,” “expects,” “anticipates,” “forecasts,” “intends,” “continue,” “may,” “will,” “could,” “should,” “future,” “potential,” “estimate” or the negative of such terms and similar expressions as they relate to the Company are intended to identify forward-looking statements, which are generally not historical in nature. The forward-looking statements are based on the Company’s current expectations, assumptions, estimates and projections about the Company and the industry in which the Company operates. Although the Company believes that the expectations and assumptions reflected in the forward-looking statements are reasonable as and when made, they involve risks and uncertainties that are difficult to predict and, in many cases, beyond the Company’s control. In addition, the Company may be subject to currently unforeseen risks that may have a materially adverse effect on it. Accordingly, no assurances can be given that the actual events and results will not be materially different from the anticipated results described in the forward-looking statements. Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date hereof. The Company undertakes no duty to publicly update these statements except as required by law. Important factors that could cause actual results to differ materially from the Company’s expectations include, but are not limited to, the Company’s assumptions about:

●	our ability to refinance or pay, when due, the principal of, interest or other amounts due in respect of our indebtedness;
●	our liquidity, cash flow and access to capital;
●	the supply and demand for and market prices of crude oil, NGL, natural gas and other products or services, and the associated impact of our hedging policies relating thereto;
●	capital expenditures and other contractual obligations, including our obligations under our Term Loan Credit Agreement and Senior Credit Facility Agreement;
●	the results of our ongoing strategic alternatives review process;
●	political instability or armed conflict in crude oil or natural gas producing regions, such as the ongoing war between Russia and Ukraine, the Israel-Hamas conflict and the Israel-Iran conflict;
●	volatility in the political, legal and regulatory environments ahead of the upcoming U.S. presidential election;
●	political and regulatory uncertainties associated with the upcoming U.S. presidential transition;
●	the integration of acquisitions;
●	the availability of capital resources;
●	production and reserve levels;
●	drilling and completion risks;
●	inflation rates and the impacts of associated monetary policy responses, including increased interest rates and resulting pressures on economic growth;
●	economic and competitive conditions;
●	the impacts of revising our drilling plan during the year transitioning to an increased or decreased rig count from time to time;
●	severe weather conditions;
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
●

other factors disclosed under “Part I, Items 1 and 2. Business and Properties,” “Part I, Item 1A. Risk Factors,” “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Part II, Item 7A. Quantitative and Qualitative Disclosures about Market Risk,” included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 filed with the SEC on March 6, 2024 (“Annual Report”) and under “Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Part II, Item 1A. Risk Factors” and “Part I, Item 3. Quantitative and Qualitative Disclosures about Market Risk,” included in each of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2024 filed with the SEC on May 8, 2024, Quarterly Report on Form 10-Q for the quarter ended June 30, 2024 filed with the SEC on August 5, 2024 and this Quarterly Report.

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

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

HighPeak Energy, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share data)

	September 30, 2024	December 31, 2023
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$135,573	$194,515
Accounts receivable	76,444	94,589
Derivative instruments	24,843	31,480
Inventory	7,966	7,254
Prepaid expenses	3,921	995
Total current assets	248,747	328,833
Crude oil and natural gas properties, using the successful efforts method of accounting:
Proved properties	3,798,128	3,338,107
Unproved properties	75,088	72,715
Accumulated depletion, depreciation and amortization	(1,079,113)	(684,179)
Total crude oil and natural gas properties, net	2,794,103	2,726,643
Other property and equipment, net	3,483	3,572
Derivative instruments	—	16,059
Other noncurrent assets	15,133	5,684
Total assets	$3,061,466	$3,080,791
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$120,000	$120,000
Accounts payable – trade	52,557	63,583
Accrued capital expenditures	30,388	39,231
Revenues and royalties payable	28,532	29,724
Other accrued liabilities	25,499	19,613
Derivative instruments	1,937	13,054
Advances from joint interest owners	425	262
Operating leases	290	528
Accrued interest	—	1,398
Total current liabilities	259,628	287,393
Noncurrent liabilities:
Long-term debt, net	953,825	1,030,299
Deferred income taxes	227,966	197,068
Asset retirement obligations	14,231	13,245
Operating leases	126	—
Derivative instruments	—	65
Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock, $0.0001 par value, 10,000,000 shares authorized, none issued and outstanding at September 30, 2024 and December 31, 2023	—	—
Common stock, $0.0001 par value, 600,000,000 shares authorized, 126,625,221 and 128,420,923 shares issued and outstanding at September 30, 2024 and December 31, 2023, respectively	13	13
Additional paid-in capital	1,173,231	1,189,424
Retained earnings	432,446	363,284
Total stockholders’ equity	1,605,690	1,552,721
Total liabilities and stockholders’ equity	$3,061,466	$3,080,791

The accompanying notes are an integral part of these condensed consolidated financial statements.

HighPeak Energy, Inc.

Condensed Consolidated Statements of Operations

(in thousands, except per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Operating revenues:
Crude oil sales	$270,636	$338,372	$827,595	$790,458
NGL and natural gas sales	942	7,214	7,013	19,682
Total operating revenues	271,578	345,586	834,608	810,140
Operating costs and expenses:
Crude oil and natural gas production	35,413	39,820	98,482	107,696
Production and ad valorem taxes	15,412	18,839	46,410	44,395
Exploration and abandonments	362	1,728	1,027	4,372
Depletion, depreciation and amortization	136,578	117,420	395,121	291,562
Accretion of discount	241	122	722	360
General and administrative	4,971	6,934	14,391	11,952
Stock-based compensation	3,753	14,057	11,326	22,095
Total operating costs and expenses	196,730	198,920	567,479	482,432
Other expense	1,404	540	3,405	8,042
Income from operations	73,444	146,126	263,724	319,666
Interest income	2,172	730	6,964	923
Interest expense	(42,579)	(37,022)	(129,204)	(103,278)
Gain (loss) on derivative instruments, net	32,334	(29,655)	(23,411)	(30,898)
Loss on extinguishment of debt	—	(27,300)	—	(27,300)
Income before income taxes	65,371	52,879	118,073	159,113
Provision for income taxes	15,438	14,100	31,985	38,251
Net income	$49,933	$38,779	$86,088	$120,862
Earnings per share:
Basic net income	$0.36	$0.28	$0.62	$0.94
Diluted net income	$0.35	$0.28	$0.60	$0.90

Weighted average shares outstanding:
Basic	124,988	123,159	125,595	115,164
Diluted	129,094	127,006	129,581	120,531

Dividends declared per share	$0.04	$0.025	$0.12	$0.075

The accompanying notes are an integral part of these condensed consolidated financial statements.

HighPeak Energy, Inc.

Condensed Consolidated Statements of Changes in Stockholders' Equity

(in thousands)

(Unaudited)

Three and Nine Months Ended September 30, 2024
	Shares Outstanding	Common Stock	Additional Paid-in- Capital	Retained Earnings	Total Stockholders' Equity
Balance, December 31, 2023	128,421	$13	$1,189,424	$363,284	$1,552,721
Dividends declared ($0.04 per share)	—	—	—	(5,137)	(5,137)
Dividend equivalents declared on outstanding stock options ($0.04 per share)	—	—	—	(532)	(532)
Repurchased shares under buyback program	(566)	—	(8,851)	—	(8,851)
Stock-based compensation costs:
Compensation costs included in net income	—	—	3,798	—	3,798
Net income	—	—	—	6,438	6,438
Balance, March 31, 2024	127,855	$13	$1,184,371	$364,053	$1,548,437
Dividends declared ($0.04 per share)	—	—	—	(5,114)	(5,114)
Dividend equivalents declared on outstanding stock options ($0.04 per share)	—	—	—	(530)	(530)
Exercise of warrants	—	—	1	—	1
Repurchased shares under buyback program	(413)	—	(5,845)	—	(5,845)
Stock-based compensation costs:
Restricted shares issued to outside directors	54	—	—	—	—
Compensation costs included in net income	—	—	3,775	—	3,775
Net income	—	—	—	29,717	29,717
Balance, June 30, 2024	127,496	$13	$1,182,302	$388,126	$1,570,441
Dividends declared ($0.04 per share)	—	—	—	(5,082)	(5,082)
Dividend equivalents declared on outstanding stock options ($0.04 per share)	—	—	—	(531)	(531)
Repurchased shares under buyback program	(871)	—	(12,824)	—	(12,824)
Stock-based compensation costs:
Compensation costs included in net income	—	—	3,753	—	3,753
Net income	—	—	—	49,933	49,933
Balance, September 30, 2024	126,625	$13	$1,173,231	$432,446	$1,605,690

Three and Nine Months Ended September 30, 2023
	Shares Outstanding	Common Stock	Additional Paid-in- Capital	Retained Earnings	Total Stockholders' Equity
Balance, December 31, 2022	113,165	$11	$1,008,896	$160,740	$1,169,647
Dividends declared ($0.025 per share)	—	—	—	(2,829)	(2,829)
Dividend equivalents declared on outstanding stock options ($0.025 per share)	—	—	—	(288)	(288)
Exercise of warrants	—	—	2	—	2
Stock-based compensation costs:
Shares issued upon options being exercised	12	—	148	—	148
Compensation costs included in net income	—	—	4,054	—	4,054
Net income	—	—	—	50,257	50,257
Balance, March 31, 2023	113,177	11	1,013,100	207,880	1,220,991
Dividends declared ($0.025 per share)	—	—	—	(2,830)	(2,830)
Dividend equivalents declared on outstanding stock options ($0.025 per share)	—	—	—	(287)	(287)
Exercise of warrants	150	—	1,726	—	1,726
Stock-based compensation costs:
Restricted shares issued to outside directors	59	—	—	—	—
Compensation costs included in net income	—	—	3,984	—	3,984
Net income	—	—	—	31,826	31,826
Balance, June 30, 2023	113,386	11	1,018,810	236,589	1,255,410
Dividends declared ($0.025 per share)	—	—	—	(3,205)	(3,205)
Dividend equivalents declared on outstanding stock options ($0.025 per share)	—	—	—	(336)	(336)
Stock issued in public offering	14,835	2	155,766	—	155,768
Stock issuance costs	—	—	(5,371)	—	(5,371)
Stock-based compensation costs:
Compensation costs included in net income	—	—	14,057	—	14,057
Net income	—	—	—	38,779	38,779
Balance, September 30, 2023	128,221	$13	$1,183,262	$271,827	$1,455,102

The accompanying notes are an integral part of these condensed consolidated financial statements.

HighPeak Energy, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$86,088	$120,862
Adjustments to reconcile net income to net cash provided by operations:
Provision for deferred income taxes	30,898	38,251
Loss on extinguishment of debt	—	27,300
Loss on derivative instruments, net	23,411	30,898
Cash paid on settlement of derivative instruments	(11,897)	(21,032)
Amortization of debt issuance costs	6,199	9,352
Amortization of discounts on long-term debt	7,385	12,660
Stock-based compensation expense	11,326	22,095
Accretion expense	722	360
Depletion, depreciation and amortization expense	395,121	291,562
Exploration and abandonment expense	386	3,747
Changes in operating assets and liabilities:
Accounts receivable	18,145	(29,385)
Prepaid expenses, inventory and other assets	(12,387)	(1,628)
Accounts payable, accrued liabilities and other current liabilities	(4,524)	16,700
Net cash provided by operating activities	550,873	521,742
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to crude oil and natural gas properties	(452,148)	(840,663)
Changes in working capital associated with crude oil and natural gas property additions	(13,214)	(86,468)
Acquisitions of crude oil and natural gas properties	(10,367)	(9,602)
Proceeds from sales of properties	118	—
Deposit and other costs related to pending acquisitions	—	(409)
Other property additions	(216)	(103)
Net cash used in investing activities	(475,827)	(937,245)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments under Term Loan Credit Agreement	(90,000)	—
Repurchased shares under buyback program	(27,247)	—
Dividends paid	(15,082)	(8,706)
Dividend equivalents paid	(1,602)	(903)
Debt issuance costs	(58)	(26,401)
Proceeds from exercises of warrants	1	1,728
Borrowings under Term Loan Credit Agreement	—	1,170,000
Repayments under Prior Credit Agreement	—	(525,000)
Repayments of 10.000% Senior Notes and 10.625% Senior Notes	—	(475,000)
Borrowings under Prior Credit Agreement	—	255,000
Proceeds from issuance of common stock	—	155,768
Stock offering costs	—	(5,371)
Premium on extinguishment of debt	—	(4,457)
Proceeds from exercises of stock options	—	148
Net cash (used in) provided by financing activities	(133,988)	536,806
Net (decrease) increase in cash and cash equivalents	(58,942)	121,303
Cash and cash equivalents, beginning of period	194,515	30,504
Cash and cash equivalents, end of period	$135,573	$151,807

Supplemental cash flow information:
Cash paid for interest	$117,018	$93,549
Cash paid for income taxes	—	—
Supplemental disclosure of non-cash transactions:
Additions to asset retirement obligations	571	241

The accompanying notes are an integral part of these condensed consolidated financial statements.

HIGHPEAK ENERGY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1. Organization and Nature of Operations

HighPeak Energy, Inc. ("HighPeak Energy" or the "Company") is a Delaware corporation, formed in October 2019. See the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, filed with the U.S. Securities and Exchange Commission (“SEC”) on March 6, 2024, for further information regarding the formation of the Company. HighPeak Energy’s common stock and warrants are listed and traded on the Nasdaq Global Market (the "Nasdaq") under the ticker symbols “HPK” and “HPKEW,” respectively. The Company is an independent crude oil and natural gas exploration and production company that explores for, develops and produces crude oil, NGL and natural gas in the Permian Basin in West Texas, more specifically, the Midland Basin primarily in Howard and Borden Counties. Our acreage is composed of two core areas, Flat Top primarily in the northern portion of Howard County extending into southern Borden County, southwest Scurry County and northwest Mitchell County and Signal Peak in the southern portion of Howard County.

NOTE 2. Basis of Presentation and Summary of Significant Accounting Policies

Presentation. In the opinion of management, the unaudited interim condensed consolidated financial statements of the Company as of September 30, 2024 and for the three and nine months ended September 30, 2024 and 2023 include all adjustments and accruals, consisting only of normal, recurring adjustments and accruals necessary for a fair presentation of the results for the interim periods in conformity with generally accepted accounting principles in the United States ("GAAP"). The operating results for the three and nine months ended September 30, 2024 are not indicative of results for a full year.

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

Accounts receivable. As of September 30, 2024 and December 31, 2023, the Company’s accounts receivables primarily consist of amounts due from the sale of crude oil, NGL and natural gas of $67.5 million and $82.5 million, respectively, and are based on estimates of sales volumes and realized prices the Company anticipates it will receive, joint interest receivables of $3.4 million and $4.4 million, respectively, receivables related to settlements of derivative contracts of $2.9 million and $4.5 million, respectively, and current U.S. federal income tax receivables of $2.6 million and $3.2 million, respectively. The Company’s share of crude oil, NGL and natural gas production is sold to various purchasers who must be prequalified under the Company’s credit risk policies and procedures. The Company’s credit risk related to collecting accounts receivables is mitigated by using credit and other financial criteria to evaluate the credit standing of the entity obligated to make payment on the accounts receivable, and where appropriate, the Company obtains assurances of payment, such as a guarantee by the parent company of the counterparty or other credit support.

Accounts receivable are stated at amounts due from purchasers or joint interest owners, net of an allowance for expected losses as estimated by the Company when collection is doubtful. For receivables from joint interest owners, the Company typically has the ability to withhold future revenue disbursements to recover any non-payment of joint interest billings. Accounts receivable from purchasers or joint interest owners outstanding longer than the contractual payment terms are considered past due. The Company determines its allowance for each type of receivable by considering a number of factors, including the length of time accounts receivable are past due, the Company’s previous loss history, the debtor’s current ability to pay its obligation to the Company, the condition of the general economy and the industry as a whole. The Company writes off specific accounts receivable when they become uncollectible, and payments subsequently received on such receivables are credited to the allowance for expected losses. As of September 30, 2024 and December 31, 2023, the Company had no allowance for credit losses related to accounts receivable.

Concentration of credit risk. The Company is subject to credit risk resulting from the concentration of its crude oil and natural gas receivables with significant purchasers. For the nine months ended September 30, 2024 and the year ended December 31, 2023, sales to the Company’s largest purchaser accounted for approximately 76% and 82%, respectively, and sales to the Company’s second largest purchaser accounted for approximately 19% and 14%, respectively, of the Company’s total crude oil, NGL and natural gas sales revenues. The Company generally does not require collateral and does not believe the loss of these particular purchasers would materially impact its operating results, as crude oil and natural gas are fungible products with well-established markets and numerous purchasers in various regions.

Inventory. Inventory is comprised primarily of crude oil and natural gas drilling and completion or repair items such as pumps, tubing, casing, vessels, operating supplies and ordinary maintenance materials and parts. The materials and supplies inventory is primarily acquired for use in future drilling and completion or repair operations and is carried at the lower of cost or net realizable value, on a weighted average cost basis. Valuation allowances for materials and supplies inventories are recorded as reductions to the carrying values of the materials and supplies inventories in the Company’s condensed consolidated balance sheet and as charges to other expense in the condensed consolidated statements of operations. The Company’s materials and supplies inventory as of September 30, 2024 and December 31, 2023 is $8.0 million and $7.3 million, respectively, and the Company has not recognized any valuation allowance to date.

Prepaid expenses. Prepaid expenses are comprised primarily of fees related to strategic alternatives that will be deducted from eventual commissions on a future transaction, caliche that will be used on future locations and roads in our development areas, and prepaid agency fees and software maintenance fees that will be amortized over the life of the contracts. Prepaid expenses as of September 30, 2024 and December 31, 2023 are $3.9 million and $1.0 million, respectively.

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

Other property and equipment, net. Other property and equipment is recorded at cost. The carrying values of other property and equipment, net of accumulated depreciation of $1.0 million and $904,000 as of September 30, 2024 and December 31, 2023, respectively, are as follows (in thousands):

	September 30, 2024	December 31, 2023
Land	$2,091	$2,139
Transportation equipment	673	689
Buildings	520	530
Leasehold improvements	197	209
Field equipment	2	4
Furniture and fixtures	—	1
Total other property and equipment, net	$3,483	$3,572

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

Aid-in-construction assets. As of September 30, 2024 and December 31, 2023, the Company had aid-in-construction assets totaling $14.7 million and $5.2 million, respectively, included in other noncurrent assets. The Company has received and will continue to receive payments based on gross system throughput, including any third-party natural gas that is potentially tied into the Flat Top gathering system in the future. The contract calls for future aid-in-construction fundings if expansions of the system are necessary as determined in the sole discretion of the Company.

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

Current liabilities. Current liabilities as of September 30, 2024 and December 31, 2023 totaled approximately $259.6 million and $287.4 million, respectively, including current maturities of long-term debt, accrued capital expenditures, trade accounts payable, revenues and royalties payable, derivative liabilities and accruals for operating and general and administrative expenses, interest expense, operating leases, dividends and dividend equivalents and other miscellaneous items.

Debt issuance costs and original issue discount. The Company has paid a total of $25.1 million in debt issuance costs, $58,000 and $25.0 million of which were incurred during the nine months ended September 30, 2024 and the year ended December 31, 2023, respectively, primarily related to the completion of the Term Loan Credit Agreement and Senior Credit Facility Agreement. In addition, the Company incurred $3.3 million during the year ended December 31, 2023 primarily related to amendments to the Prior Credit Agreement. Amortization based on the straight-line method over the terms of the Term Loan Credit Agreement, Senior Credit Facility Agreement, Prior Credit Agreement, 10.000% Senior Notes and 10.625% Senior Notes which approximates the effective interest method was $6.2 million and $9.4 million during the nine months ended September 30, 2024 and 2023, respectively. In addition, the Company realized a total of $64.8 million in original issue discounts on the issuance of its Term Loan Credit Agreement, 10.000% Senior Notes and 10.625% Senior Notes that is being amortized over the life of the agreements which approximates the effective interest method and was $7.4 million and $12.7 million during the nine months ended September 30, 2024 and 2023, respectively. All unamortized debt issuance costs and discounts as of the termination of the Prior Credit Agreement and redemption of the 10.000% Senior Notes and 10.625% Senior Notes during September 2023 were charged to expense and included in loss on extinguishment of debt in the year ended December 31, 2023. See Note 7 for more information. As of September 30, 2024 and December 31, 2023, the remaining net debt issuance costs and discounts related to the Term Loan Credit Agreement are netted against the outstanding long-term debt on the accompanying condensed consolidated balance sheets.

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

The Company enters into contracts with purchasers to sell its crude oil, NGL and natural gas production. Revenue on these contracts is recognized in accordance with the five-step revenue recognition model prescribed in ASC 606. Specifically, revenue is recognized when the Company’s performance obligations under these contracts are satisfied, which generally occurs with the transfer of control of the crude oil and natural gas to the purchaser. Control is generally considered transferred when the following criteria are met: (i) transfer of physical custody, (ii) transfer of title, (iii) transfer of risk of loss and (iv) relinquishment of any repurchase rights or other similar rights. Given the nature of the products sold, revenue is recognized at a point in time based on the amount of consideration the Company expects to receive in accordance with the price specified in the contract. Consideration under the crude oil and natural gas marketing contracts is typically received from the purchaser one to two months after the date of sale. As of September 30, 2024 and December 31, 2023, the Company had receivables related to contracts with purchasers of approximately $67.5 million and $82.5 million, respectively.

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

The Company reviews its deferred tax assets for recoverability and establishes a valuation allowance based on projected future taxable income, applicable tax strategies and the expected timing of the reversals of existing temporary differences. A valuation allowance is provided when it is more likely than not (likelihood of greater than 50 percent) that some portion or all the deferred tax assets will not be realized. The Company has not established a valuation allowance as of September 30, 2024 or December 31, 2023.

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

The Company is also subject to Texas Margin Tax. The Company realized $519,000 and zero in current Texas Margin Tax during the nine months ended September 30, 2024 and 2023, respectively, in the accompanying condensed consolidated financial statements.

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

NOTE 3. Acquisitions

During the nine months ended September 30, 2024 and 2023, the Company incurred a total of $10.4 million and $9.6 million, respectively, in acquisition costs primarily to acquire various undeveloped crude oil and natural gas leases largely contiguous to its Flat Top and Signal Peak operating areas.

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

Assets and liabilities measured at fair value on a recurring basis. Assets and liabilities measured at fair value on a recurring basis as of September 30, 2024 and December 31, 2023 are as follows (in thousands):

	As of September 30, 2024
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Commodity price derivatives – current	$—	$24,843	$—	$24,843
Liabilities:
Commodity price derivatives – current	—	1,937	—	1,937
Total recurring fair value measurements, net	$—	$22,906	$—	$22,906

	As of December 31, 2023
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Commodity price derivatives – current	$—	$31,480	$—	$31,480
Commodity price derivatives – noncurrent	—	16,059	—	16,059
Total assets	—	47,539	—	47,539
Liabilities:
Commodity price derivatives – current	—	13,054	—	13,054
Commodity price derivatives – noncurrent	—	65	—	65
Total liabilities	—	13,119	—	13,119
Total recurring fair value measurements, net	$—	$34,420	$—	$34,420

Commodity price derivatives. The Company’s commodity price derivatives are currently made up of crude oil swap contracts, enhanced collars, costless collars, deferred premium put options and basis swaps. The Company measures derivatives using an industry-standard pricing model that is provided by the counterparties. The inputs utilized in the third-party discounted cash flow and option-pricing models for valuing commodity price derivatives include forward prices for crude oil, contracted volumes, volatility factors and time to maturity, which are considered Level 2 inputs.

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

Financial instruments not carried at fair value. As of September 30, 2024 and December 31, 2023, the Company has financial instruments consisting primarily of cash and cash equivalents, accounts receivable, accounts payable, long-term debt (specifically the Term Loan Credit Agreement and Senior Credit Facility Agreement), and other current assets and liabilities that approximate fair value due to the nature of the instrument and their relatively short maturities.

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

The following table summarizes the effect of derivative instruments on the Company’s condensed consolidated statements of operations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023

Noncash derivative gain (loss), net	$33,775	$(15,883)	$(11,514)	$(9,866)
Cash payments on settled derivatives, net	(1,441)	(13,772)	(11,897)	(21,032)
Derivative gain (loss), net	$32,334	$(29,655)	$(23,411)	$(30,898)

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

The Company’s outstanding NYMEX WTI Cushing and Argus WTI Midland crude oil derivative instruments as of September 30, 2024 and the weighted average crude oil prices and premiums payable per barrel for those contracts are as follows:

					Swaps	Enhanced Collars & Deferred Premium Puts
Settlement Month	Year	Type of Contract	Bbls Per Day	Index	Price per Bbl	Floor or Strike Price per Bbl	Ceiling Price per Bbl	Deferred Premium Payable per Bbl
Crude Oil:
Oct – Dec	2024	Swap	8,500	WTI Cushing	$74.12	$—	$—	$—
Oct – Dec	2024	Basis Swap	25,000	Argus WTI Midland	$1.12	$—	$—	$—
Oct – Dec	2024	Collar	13,667	WTI Cushing	$—	$64.41	$87.47	$1.43
Oct – Dec	2024	Put	9,000	WTI Cushing	$—	$65.78	$—	$5.00
Jan – Mar	2025	Swap	7,467	WTI Cushing	$74.69	$—	$—	$—
Jan – Mar	2025	Collar	11,000	WTI Cushing	$—	$63.64	$86.66	$1.54
Jan – Mar	2025	Put	9,000	WTI Cushing	$—	$65.78	$—	$5.00
Apr – Jun	2025	Swap	5,500	WTI Cushing	$76.37	$—	$—	$—
Apr – Jun	2025	Collar	7,989	WTI Cushing	$—	$64.38	$88.55	$2.00
Apr – Jun	2025	Put	9,000	WTI Cushing	$—	$65.78	$—	$5.00
Jul – Sep	2025	Swap	3,000	WTI Cushing	$75.85	$—	$—	$—
Jul – Sep	2025	Collar	7,000	WTI Cushing	$—	$65.00	$90.08	$2.28
Jul – Sep	2025	Put	9,000	WTI Cushing	$—	$65.78	$—	$5.00

The Company uses credit and other financial criteria to evaluate the credit standings of, and to select, counterparties to its derivative financial instruments. Although the Company does not obtain collateral or otherwise secure the fair value of its derivative financial instruments, associated credit risk is mitigated by the Company’s credit risk policies and procedures.

Net derivative assets associated with the Company’s open commodity derivative instruments by counterparty are as follows (in thousands):

As of September 30, 2024
Mercuria Energy Trading SA	$11,792
Fifth Third Bank, National Association	7,178
Wells Fargo Bank, National Association	3,609
Macquarie Bank Limited	327
$22,906

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

The changes in capitalized exploratory/extension well costs are as follows (in thousands):

Nine Months Ended September 30, 2024
Beginning capitalized exploratory/extension well costs	$40,888
Additions to exploratory/extension well costs	103,657
Reclassification to proved properties	(126,227)
Exploratory/extension well costs charged to exploration and abandonment expense	(229)
Ending capitalized exploratory/extension well costs	$18,089

All capitalized exploratory/extension well costs have been capitalized for less than one year based on the date of drilling.

NOTE 7. Long-Term Debt

The components of long-term debt, including the effects of debt issuance costs, are as follows (in thousands):

	September 30, 2024	December 31, 2023
Term Loan Credit Agreement due 2026	$1,110,000	$1,200,000
Senior Credit Facility Agreement due 2026	—	—
Discounts, net (a)	(19,676)	(27,062)
Debt issuance costs, net (b)	(16,499)	(22,639)
Total debt	1,073,825	1,150,299
Less current maturities of long-term debt	(120,000)	(120,000)
Long-term debt, net	$953,825	$1,030,299

(a)	Discounts as of September 30, 2024 and December 31, 2023 consisted of $30.0 million in discounts less accumulated amortization of $10.3 million and $458,000, respectively.

(b)

Debt issuance costs as of September 30, 2024 and December 31, 2023 consisted of $25.1 million and $23.0 million, respectively, in costs less accumulated amortization of $8.6 million and $351,000, respectively.

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

The Term Loan Credit Agreement contains customary mandatory prepayments, including quarterly installments of $30.0 million in aggregate principal amount which began March 31, 2024 ($90.0 million paid to date through September 30, 2024), the prepayment of gross proceeds from an incurred indebtedness other than Permitted Indebtedness (as defined in the Term Loan Credit Agreement), the prepayment of net cash proceeds for asset sales and hedge terminations in excess of $20.0 million within one calendar year, and prepayments of Excess Cash Flow (as defined in the Term Loan Credit Agreement) which began with the fiscal quarter ending March 31, 2024 (none paid to date as of September 30, 2024). In addition, the Term Loan Credit Agreement is subject to customary events of default, including a change in control. If an event of default occurs and is continuing, the collateral agent or the majority lenders may accelerate any amounts outstanding and terminate lender commitments.

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

Asset retirement obligations activity is as follows (in thousands):

Nine Months Ended September 30, 2024
Beginning asset retirement obligations	$13,245
Liabilities incurred from new wells	472
Dispositions	(208)
Accretion of discount	722
Ending asset retirement obligations	$14,231

As of September 30, 2024 and December 31, 2023, all asset retirement obligations are considered noncurrent and classified as such in the accompanying condensed consolidated balance sheets.

NOTE 9. Incentive Plans

401(k) Plan. The HighPeak Energy Employees, Inc 401(k) Plan (the “401(k) Plan”) is a defined contribution plan established under Section 401 of the Internal Revenue Code of 1986, as amended (the “Code”). All regular full-time and part-time employees of the Company are eligible to participate in the 401(k) Plan after three continuous months of employment with the Company. Participants may contribute up to 80 percent of their annual base salary into the 401(k) Plan. Matching contributions are made to the 401(k) Plan in cash by the Company in amounts equal to 100 percent of a participant’s contributions to the 401(k) Plan up to four percent of the participant’s annual base salary (the “Matching Contribution”). Each participant’s account is credited with the participant’s contributions, Matching Contributions and allocations of the 401(k) Plan’s earnings. Participants are fully vested in their account balances at their eligibility date. During the nine months ended September 30, 2024 and 2023, the Company contributed $314,000 and $176,000 to the 401(k) Plan, respectively.

Long-Term Incentive Plan. The Company’s Second Amended & Restated Long Term Incentive Plan (“LTIP”) provides for the grant of stock options, restricted stock, stock awards, dividend equivalents, cash awards and substitute awards to officers, employees, directors and consultants of the Company. The number of shares available for grant pursuant to awards under the LTIP as of September 30, 2024 and December 31, 2023 are as follows:

	September 30, 2024	December 31, 2023
Approved and authorized shares	16,414,015	16,414,015
Shares subject to awards issued under plan	(15,808,671)	(15,759,791)
Shares available for future grant	605,344	654,224

Stock options. Stock option awards were granted to employees on August 24, 2020, November 4, 2021, May 4, 2022, August 15, 2022 and July 21, 2023. Stock-based compensation expense related to the Company’s stock option awards for the nine months ended September 30, 2024 and 2023 was $86,000 and $10.9 million, respectively, and as of September 30, 2024 there was no unrecognized stock-based compensation expense related to unvested stock option awards. The 1,949,000 stock options granted in July 2023 were 100% vested upon grant on July 21, 2023. However, to encourage long-term alignment with the Company stockholders, the stock options are not exercisable until the earlier of (i) August 31, 2026, (ii) upon a change in control or (iii) upon the death or disability of the grantee.

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

	Stock Options	Average Exercise Price	Remaining Term in Years	Intrinsic Value (in thousands)
Outstanding at December 31, 2022	11,517,228	$12.20	7.9	$128,429
Awards granted	1,949,000	10.50
Exercised	(11,834)	$12.52
Forfeitures	(5,333)	$24.83
Outstanding at December 31, 2023	13,449,061	$11.95	6.3	$47,672
Forfeitures	(4,999)	$26.44
Outstanding at September 30, 2024	13,444,062	$11.95	5.6	$43,542

Vested at December 31, 2023	13,387,074	$11.88	6.3	$47,672
Exercisable at December 31, 2023	11,438,074	$12.12	6.9	$40,383

Vested at September 30, 2024	13,444,062	$11.95	5.6	$43,542
Exercisable at September 30, 2024	11,495,062	$12.19	6.2	$36,954

Restricted stock issued to employee members of the Board and certain employees. A total of 1,500,500 shares of restricted stock was approved by the Board to be granted to certain employee members of the Board of the Company on November 4, 2021, which vest on the three-year anniversary of such grant assuming the employees remain in his or her position as of the anniversary date. Therefore, stock-based compensation expense of $5.4 million and $5.4 million was recognized during the nine months ended September 30, 2024 and 2023, respectively, and the remaining $599,000 as of September 30, 2024 will be recognized over the remaining restricted period, which was based upon the closing price of the stock on the date of the restricted stock issuance. The Board also approved a total of 600,000 shares of restricted stock to be granted to certain employees of the Company on June 1, 2022, which vest on November 4, 2024, assuming the employees remain in his or her position as of that date. Therefore, stock-based compensation expense of $5.3 million and $5.3 million was recognized during the nine months ended September 30, 2024 and 2023, respectively, and the remaining $587,000 as of September 30, 2024 will be recognized over the remaining restricted period, which was based upon the closing price of the stock on the date of the restricted stock issuance. Subsequent to quarter end, the vesting date for the aforementioned 2,100,500 shares of restricted stock was extended from November 4, 2024 to December 31, 2025 to ensure said restricted stock would continue to provide retention value to the Company. There is no excess stock-based compensation expense anticipated as the closing prices on the modification date is lower than the original grant dates.

Stock issued to outside directors. A total of 53,879 shares of restricted stock was approved by the Board to be granted to the outside directors of the Company on June 4, 2024, which will vest at the next annual meeting, assuming the Board members maintain their positions on the Board. Therefore, stock-based compensation expense of $253,000 was recognized during the nine months ended September 30, 2024 and the remaining $505,000 will be recognized during the remainder of 2024 and the first half of 2025, which was based upon the closing price of the stock on the date of the restricted stock issuance. Also, a total of 58,767 shares of restricted stock was approved by the Board to be granted to the outside directors of the Company on June 1, 2023, which vested on June 4, 2024. Therefore, stock-based compensation expense of $316,000 and $253,000 was recognized during the nine months ended September 30, 2024 and 2023, respectively, which was based upon the closing price of the stock on the date of the restricted stock issuance. In addition, a total of 21,184 shares of restricted stock was approved by the Board to be granted to the outside directors of the Company on June 1, 2022, which vested during the second quarter of 2023. Therefore, stock-based compensation expense of $305,000 was recognized during the nine months ended September 30, 2023, which was based upon the closing price of the stock on the date of the restricted stock issuance.

NOTE 10. Commitments and Contingencies

Leases. The Company follows ASC Topic 842, “Leases” to account for its operating and finance leases. Therefore, as of September 30, 2024 the Company had right-of-use assets totaling $406,000 included in other noncurrent assets and operating lease liabilities totaling $416,000, $290,000 of which is included in current liabilities and $126,000 of which is included in noncurrent liabilities, and as of December 31, 2023 the Company had right-of-use assets totaling $510,000 included in other noncurrent assets and operating lease liabilities totaling $528,000 included in current liabilities on the accompanying condensed consolidated balance sheets. The Company does not currently have any finance right-of-use leases. Maturities of the operating lease obligations are as follows (in thousands):

September 30, 2024
Remainder of 2024	$182
2025	261
Total	443
Less present value discount	(27)
Present value of lease liabilities	$416

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

Crude oil delivery commitments. In September 2024, the Company entered into an amended and restated crude oil marketing contract with DK Trading & Supply, LLC (“Delek”) as the purchaser and DKL Permian Gathering, LLC (“DKL”) as the gatherer and transporter. The contract includes the Company’s current and future crude oil production from the majority of its horizontal wells in Flat Top and Signal Peak where DKL is continually constructing a crude oil gathering system and custody transfer meters to most of the Company’s central tank batteries. The contract contains a minimum volume commitment commencing May 2024 that totals $138.7 million based on the gross piped barrels delivered of 23,500 Bopd for the first ten years of the contract at a certain amount per barrel escalating throughout the term of the contract. However, the Company generally has the ability under the contract to cumulatively bank dollars based on excess volumes delivered to offset the minimum volume commitment. For the period from May 1, 2024 to September 30, 2024, the Company has delivered approximately 28,255 Bopd under the contract. The remaining monetary commitment as of September 30, 2024, if the Company never delivers any additional volumes under the agreement, is approximately $133.9 million.

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

Natural Gas Gathering and Treating Agreement (Signal Peak). In June 2024, the Company entered into a natural gas gathering and treating agreement to gather certain natural gas in its Signal Peak area. Pursuant to said agreement, the Company has agreed to fund certain aid-in-construction costs totaling $2.7 million through September 30, 2024, $2.7 million during the remainder of 2024 and $27.2 million throughout 2025 as certain milestones are attained. The agreement does not contain any minimum volume commitments.

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

Sand commitments. The Company is party to an amended agreement whereby it has agreed to purchase at least 750,000 tons of sand over a fifteen-month period beginning April 1, 2024. The Company has taken deliveries of approximately 349,000 tons of sand through September 30, 2024, leaving a commitment of approximately 401,000 remaining. There are stipulations in the agreement that reduce this commitment should there be a downturn in crude oil prices. Generally, if the Company never takes delivery of any additional sand under the agreement, the monetary commitment that remains as of September 30, 2024 is approximately $10.2 million.

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

Water Treatment. In May 2022, the Company entered into an agreement with Pilot Exploration, Inc. (“Pilot”) to utilize Pilot’s proprietary water treatment technology in the Company’s Flat Top area to treat produced water such that it can be reused in the Company’s completion operations or sold to third parties for their completion operations. During the one-year term of the agreement, beginning on October 1, 2022, the Company agreed to a minimum volume commitment of 29.2 million barrels of produced water while maintaining the ability to bank excess produced water processed each month toward the minimum volume commitment. During the nine months ended September 30, 2023, the Company paid $1.5 million to Pilot for such services. In April 2023, the Company terminated the contract with Pilot in exchange for $6.5 million that was paid and charged to other expense in the accompanying condensed consolidated financial statements during the nine months ended September 30, 2023.

NOTE 12. Major Customers

Delek accounted for approximately 76% and 73% and Energy Transfer Crude Marketing, LLC (“ETC”) accounted for approximately 19% and 23% of the Company’s revenues during the nine months ended September 30, 2024 and 2023, respectively. Based on the current demand for crude oil and natural gas and the availability of other purchasers, management believes the loss of either of these major purchasers would not have a material adverse effect on our financial condition and results of operations because crude oil and natural gas are fungible products with well-established markets and numerous purchasers.

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

On August 16, 2022, President Biden signed into law the Inflation Reduction Act of 2022 (“IRA 2022”), which among other tax provisions, created a 15 percent corporate alternative minimum tax (“CAMT”) on the “adjusted financial statement income” of certain large corporations (generally, corporations reporting at least $1.0 billion of average adjusted pre-tax net income on their consolidated financial statements) as well as an excise tax of 1% on the fair market value of certain public company stock repurchases for tax years beginning after December 31, 2022. Based on application of currently available guidance, the Company’s income tax expense for the nine months ended September 30, 2024 and 2023 was not impacted by the CAMT. The Company’s excise tax during the nine months ended September 30, 2024 was immaterial and was recognized as part of the cost basis of the stock repurchased.

The Company’s provision for income taxes attributable to income before income taxes consisted of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Current income tax expense:
Federal	$293	$—	$569	$—
State	218	—	519	—
Total current income tax expense	511	—	1,088	—
Deferred income tax expense:
Federal	14,390	13,347	29,703	36,388
State	537	753	1,194	1,863
Deferred income tax expense	14,927	14,100	30,897	38,251
Total income tax expense	$15,438	$14,100	$31,985	$38,251

The reconciliation between the provision for income taxes computed by multiplying pre-tax income by the U.S. federal statutory rate and the reported amounts of provision for income taxes is as follows (in thousands, except rate):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Income tax expense at U.S. federal statutory rate	$13,728	$11,105	$24,795	$33,414
Limited tax benefit due to stock-based compensation	861	2,211	5,297	2,951
State deferred income taxes	709	753	1,604	1,863
Other, net	140	31	289	23
Income tax expense	$15,438	$14,100	$31,985	$38,251
Effective income tax rate	23.6%	26.7%	27.1%	24.0%

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities were as follows as of September 30, 2024 and December 31, 2023 (in thousands):

	September 30, 2024	December 31, 2023
Deferred tax assets:
Interest expense limitations	$64,387	$41,352
Net operating loss carryforwards	11,023	13,503
Stock-based compensation	3,311	6,332
Other	—	36
Less: Valuation allowance	—	—
Deferred tax assets	78,721	61,223
Deferred tax liabilities:
Crude oil and natural gas properties, principally due to differences in basis and depreciation and the deduction of intangible drilling costs for tax purposes	(301,489)	(250,859)
Unrecognized derivative gains, net	(4,946)	(7,432)
Other	(252)	—
Deferred tax liabilities	(306,687)	(258,291)
Net deferred tax liabilities	$(227,966)	$(197,068)

The effective income tax rate differs from the U.S. statutory rate of 21 percent primarily due to deferred state income taxes and other permanent differences between GAAP income and taxable income.

As required by ASC Topic 740, “Income Taxes,” (“ASC 740”) the Company uses reasonable judgments and makes estimates and assumptions related to evaluating the probability of uncertain tax positions. The Company bases its estimates and assumptions on the potential liability related to an assessment of whether the income tax position will “more likely than not” be sustained in an income tax audit. Based on that analysis, the Company believes the Company has not taken any material uncertain tax positions, and therefore has not recorded an income tax liability related to uncertain tax positions. However, if actual results materially differ, the Company’s effective income tax rate and cash flows could be affected in the period of discovery or resolution. The Company also reviews the estimates and assumptions used in evaluating the probability of realizing the future benefits of the Company’s deferred tax assets and records a valuation allowance when the Company believes that a portion or all the deferred tax assets may not be realized. If the Company is unable to realize the expected future benefits of its deferred tax assets, the Company is required to provide a valuation allowance. The Company uses its history and experience, overall profitability, future management plans, tax planning strategies, and current economic information to evaluate the amount of valuation allowance to record. As of September 30, 2024 and December 31, 2023, the Company had not recorded a valuation allowance for deferred tax assets arising from its operations because the Company believed they met the “more likely than not” criteria as defined by the recognition and measurement provisions of ASC 740. The Company reversed a portion of its deferred tax asset related to stock-based compensation based on the assumption that the tax deduction will be subject to IRC Section 162(m) limits when the restricted stock vests. IRC Section 162(m) limits compensation deductions to $1.0 million per year for certain Company executives. This resulted in a $3.0 million reduction in the deferred tax asset and increased the amount of income tax expense realized during the nine months ended September 30, 2024.

The Company is also subject to Texas margin tax. The Company realized $519,000 and zero in current Texas margin tax in the accompanying condensed consolidated financial statements for the nine months ended September 30, 2024 and 2023, respectively. In addition, the Company has recognized a net deferred Texas margin tax liability of $8.3 million and $6.0 million as of September 30, 2024 and December 31, 2023, respectively, in the accompanying condensed consolidated balance sheets.

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

The following table reconciles the Company’s earnings from operations and earnings attributable to common stockholders to the basic and diluted earnings used to determine the Company’s earnings per share amounts for the three and nine months ended September 30, 2024 and 2023 under the two-class method (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net income as reported	$49,933	$38,779	$86,088	$120,862
Participating basic earnings (a)	(4,835)	(3,771)	(8,280)	(12,413)
Basic earnings attributable to common stockholders	45,098	35,008	77,808	108,449
Reallocation of participating earnings	66	54	102	192
Diluted net income attributable to common stockholders	$45,164	$35,062	$77,910	$108,641

Basic weighted average shares outstanding	124,988	123,159	125,595	115,164
Dilutive warrants and unvested stock options	1,952	1,688	1,832	3,208
Dilutive unvested restricted stock	2,154	2,159	2,154	2,159
Diluted weighted average shares outstanding	129,094	127,006	129,581	120,531

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

NOTE 15. Stockholders’ Equity

Stock Repurchase Program. In February 2024, the Company’s board of directors approved a common stock repurchase program to acquire up to $75.0 million of the Company’s outstanding common stock, excluding excise taxes and other expenses, which expires on December 31, 2024. Purchases under the repurchase program may be made from time to time in open market or privately negotiated transactions, and are subject to market conditions, applicable legal requirements, contractual obligations and other factors. The repurchase program does not require the Company to acquire any specific number of shares. This repurchase program may be suspended from time to time, modified, extended or discontinued by the board of directors at any time. During the nine months ended September 30, 2024 and 2023, the Company repurchased, excluding excise taxes and other expenses, approximately $27.2 million and zero of common stock under this repurchase program, respectively. As of September 30, 2024, up to approximately $47.8 million remained available for use to repurchase shares under the Company’s common stock repurchase program, excluding excise taxes and other expenses.

Issuance of Common Stock. During the nine months ended September 30, 2024 and 2023, the Company issued 55 and 162,129 shares, respectively, of HighPeak Energy common stock as a result of warrants being exercised (55 and 150,295, respectively) and stock options (zero and 11,834, respectively).

Dividends and Dividend Equivalents. In August 2024, the Board declared a quarterly dividend of $0.04 per share of common stock outstanding which resulted in a total of $5.0 million in dividends being paid in September 2024. In addition, under the terms of the LTIP, the Company paid a dividend equivalent per share to all vested stock option holders of $534,000 in September 2024 and accrued a dividend equivalent per share to all unvested stock option holders which will be payable upon vesting, assuming no forfeitures. In addition, the Company accrued an additional combined $86,000 in dividends on the restricted stock issued to directors, management directors and certain employees that will be payable upon vesting.

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

In February 2024, the Board declared a quarterly dividend of $0.04 per share of common stock outstanding which resulted in a total of $5.1 million in dividends being paid in March 2024. In addition, under the terms of the LTIP, the Company paid a dividend equivalent per share to all vested stock option holders of $530,000 in March 2024 and accrued a dividend equivalent per share to all unvested stock option holders which will be payable upon vesting, assuming no forfeitures. In addition, the Company accrued an additional combined $86,000 in dividends on the restricted stock issued to directors, management directors and certain employees that will be payable upon vesting.

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

Outstanding securities. At September 30, 2024 and December 31, 2023, the Company had 126,625,221 and 128,420,923 shares of common stock outstanding, respectively, and 7,934,922 and 7,934,977 warrants outstanding, respectively, with an exercise price of $11.50 per share that expire on August 21, 2025.

NOTE 16. Subsequent Events

Dividends and dividend equivalents. In November 2024, the Board approved a quarterly dividend of $0.04 per share of common stock outstanding which will result in a total of approximately $5.0 million in dividends to be paid in December 2024. In addition, under the terms of the LTIP, the Company will pay a dividend equivalent per share to all vested stock option holders of approximately $538,000 in December 2024. In addition, the Company will accrue an additional combined $86,000 in dividends on the restricted stock issued to directors, management directors and certain employees that will be payable upon vesting.

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

Overview

HighPeak Energy, Inc., a Delaware corporation, which was formed in October 2019, is an independent crude oil and natural gas exploration and production company that explores for, develops and produces crude oil, NGL and natural gas in the Permian Basin in West Texas, more specifically, the Midland Basin. The Company’s assets are located primarily in Howard and Borden Counties, Texas, and to a lesser extent Scurry and Mitchell Counties, which lie within the northeastern part of the crude oil-rich Midland Basin. As of September 30, 2024, the assets consisted of two generally contiguous leasehold positions of approximately 147,795 gross (137,207 net) acres, approximately 65% of which were held by production, with an average working interest of approximately 93%. Our acreage is composed of two core areas, Flat Top primarily in the northern portion of Howard County extending into southern Borden County, southwest Scurry County and northwest Mitchell County and Signal Peak in the southern portion of Howard County. We operate approximately 97% of the net acreage across the Company’s assets and more than 90% of the net operated acreage provides for horizontal wells with lateral lengths of 10,000 feet or greater. For the nine months ended September 30, 2024, approximately 89% and 11% of sales volumes from the assets were attributable to liquids (both crude oil and NGL) and natural gas, respectively. As of September 30, 2024, HighPeak Energy was developing its properties using two (2) drilling rigs and one (1) frac crew and expects to average two (2) drilling rigs and one (1) frac crew for the remainder of 2024.

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

The Company intends to fund the repurchases from available working capital, cash provided from operations and borrowings under its Senior Credit Facility Agreement.  The timing, number and value of shares repurchased under the program will be at the discretion of management and the Board of Directors and will depend on a number of factors, including general market and economic conditions, business conditions, the trading price of the Company’s common stock, the nature of other investment opportunities available to the Company and compliance with the Company’s debt and other agreements.  The stock repurchase program does not obligate HighPeak to acquire any particular dollar amount or number of shares of its common stock and the stock repurchase program may be suspended from time to time, modified, extended or discontinued by the Company’s Board of Directors.  During the nine months ended September 30, 2024, the Company repurchased 1.8 million shares of its common stock at an average cost of $14.73 per share for a total of approximately $27.2 million, excluding any potential excise taxes. The stock repurchase program authority will expire December 31, 2024.

Dividends and dividend equivalents. In August 2024, the Board declared a quarterly dividend of $0.04 per share of common stock outstanding which resulted in a total of $5.0 million in dividends being paid in September 2024. In addition, under the terms of the LTIP, the Company paid a dividend equivalent per share to all vested stock option holders of $534,000 in September 2024 and accrued a dividend equivalent per share to all unvested stock option holders which is payable upon vesting, assuming no forfeitures. In addition, the Company accrued an additional combined $86,000 in September 2024 in dividends on the restricted stock issued to directors, management directors and certain employees that will be payable upon vesting.

Acquisitions. During the nine months ended September 30, 2024, the Company incurred a total of $10.4 million in acquisition costs related to lease extensions and to acquire crude oil and natural gas leases covering additional contiguous bolt-on undeveloped acreage contiguous to its Flat Top and Signal Peak operating areas.

Crude oil sales contract. In September 2024, the Company entered into an amended and restated crude oil marketing contract with DK Trading & Supply, LLC (“Delek”) as the purchaser and DKL Permian Gathering, LLC (“DKL”) as the gatherer and transporter. The contract includes the Company’s current and future crude oil production from the majority of its horizontal wells in Flat Top and Signal Peak where DKL is continually constructing a crude oil gathering system and custody transfer meters to most of the Company’s central tank batteries. The contract contains a minimum volume commitment commencing May 2024 that totals $138.7 million based on the gross piped barrels delivered of 23,500 Bopd for the first ten years of the contract at a certain amount per barrel escalating throughout the term of the contract. However, the Company generally has the ability under the contract to cumulatively bank dollars based on excess volumes delivered to offset the minimum volume commitment. For the period from May 1, 2024 to September 30, 2024, the Company has delivered approximately 28,255 Bopd under the contract. The remaining monetary commitment as of September 30, 2024, if the Company never delivers any additional volumes under the agreement, is approximately $133.9 million.

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

Outlook

HighPeak Energy’s financial position and future prospects, including its revenues, operating results, profitability, liquidity, future growth and the value of its assets, depend heavily on prevailing commodity prices. The crude oil and natural gas industry is cyclical and commodity prices are highly volatile and subject to a high degree of uncertainty. For example, during the period from January 1, 2020 through September 30, 2024, the calendar month average NYMEX WTI crude oil price per Bbl ranged from a low of $16.70 to a high of $114.34, and the last trading day NYMEX natural gas price per MMBtu ranged from a low of $1.50 to a high of $9.35.

The market for crude oil strengthened in 2021 from historic lows in 2020 and continued to remain strong in 2023 and continuing in 2024, although the market has decreased from 2022 levels overall, as a result of increased supply outpacing increased demand. However, there are many factors beyond the Company’s control, including commodity markets, unavailability or high cost of drilling rigs, equipment, supplies, personnel, frac crews and oilfield services or supply constraints remain subject to heightened levels of uncertainty as a result of the conflicts between Russia and Ukraine, Israel and Hamas and Israel and Iran, elevated interest rates and associated policies of the Federal Reserve, which could adversely affect HighPeak Energy. For additional information on the risks, see “Part I, Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on March 6, 2024 (the “Annual Report”).

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

Financial and Operating Performance

The Company's financial and operating performance for the three months ended September 30, 2024 included the highlights described below and comparative discussion of related drivers for the three months ended September 30, 2023:

•

Net income was $49.9 million ($0.35 per diluted share) for the three months ended September 30, 2024 compared with $38.8 million for three months ended September 30, 2023. The primary components of the $11.1 million increase in net income include:

•

a $62.0 million decrease in the Company’s derivative instruments loss from a $29.7 million loss in the prior year period compared with a $42.6 million gain in the current year quarter as a result of its crude oil commodity contracts entered into and the change in crude oil prices thereafter;

•

a $27.3 million decrease in loss on extinguishment of debt due to the Company’s refinancing of its long-term debt in September 2023 which caused a loss to be recognized at the time the prior debt was repaid and terminated;

•

a $10.3 million decrease in the Company’s stock-based compensation expense primarily due to stock options that were granted during the three months ended September 30, 2023 that were 100% vested upon issuance and thus the expense was recognized at the time of grant compared with none being granted during the three months ended September 30, 2024;

•	a $4.4 million decrease in the Company’s crude oil and natural gas production costs primarily as a result of lower chemical and other treating costs throughout Flat Top specifically; and

•

a $3.4 million decrease in production and ad valorem taxes, primarily attributable to the 19% decrease in average realized commodity prices per Boe, excluding the effects of derivatives, plus a 3% decrease in daily sales volumes resulting primarily from a major rain storm at the beginning of September that caused a significant amount of flooding  and shut in a significant amount of production for a short time, effecting current quarter sales volumes by approximately 750 Boe per day in addition to a production decline resulting from a reduced two-rig development schedule compared with the four to six drilling rigs we were running in early 2023, partially offset by increased NGL and natural gas sales volumes due to third party midstream expansions and debottlenecking, partially offset by an increase in ad valorem taxes in the State of Texas due to the continued growth of the Company’s property base;

•

a $2.0 million decrease in the Company’s general and administrative expenses primarily attributable to prior year bonus accrual beginning in the third quarter whereas during the current year the Company has accrued projected bonuses quarterly, partially offset by higher salaries and benefits as well as an increase in professional fees, all primarily as a result of the growth of the Company;

•	a $1.4 million decrease in the Company’s exploration and abandonment expense primarily due to less leasehold abandonments; and

•	a $1.4 million increase in the Company’s interest income due to the increased cash on hand;

Partially offset by:

•

a $74.0 million decrease in crude oil, NGL and natural gas revenues due to a 19% decrease in average realized commodity prices per Boe, excluding the effects of derivatives, plus a 3% decrease in daily sales volumes resulting primarily from a major rain storm at the beginning of September that caused a significant amount of flooding and shut in a significant amount of production for a short time, affecting current quarter sales volumes by approximately 750 Boe per day in addition to a production decline resulting from a reduced two-rig development schedule compared with the four to six drilling rigs we were running in early 2023, partially offset by increased NGL and natural gas sales volumes due to third party midstream expansions and debottlenecking;

•

a $19.2 million increase in DD&A expense due to a 19% increase in the DD&A rate from $24.21 to $28.91 per Boe as a result of significant inflationary pressures on capital costs, partially offset by a 3% decrease in daily sales volumes resulting primarily from a major rain storm that caused a significant amount of flooding that occurred at the beginning of September and shut in a significant amount of production for a short time, effecting current quarter sales volumes by approximately 750 Boe per day in addition to a production decline resulting from a reduced two-rig development schedule compared with the four to six drilling rigs we were running in early 2023, partially offset by increased NGL and natural gas sales volumes due to third party midstream expansions and debottlenecking;

•

a $5.6 million increase in interest expense due to the increase in the Company’s overall indebtedness and higher interest rates, partially offset by decreased amortization of debt issuance costs and discounts;

•	a $1.3 million increase in the Company’s income tax expense primarily due to an increase in income before income taxes; and

•	a $864,000 increase in the Company’s other expense primarily as a result of the repair of a production facility that continued into the third quarter of 2024;

•

During the three months ended September 30, 2024, average daily sales volumes totaled 51,346 Boepd, compared with 52,708 Boepd during the same period in 2023, a decrease of 3%, due to a major rain storm that caused a significant amount of flooding that occurred at the beginning of September and shut in a significant amount of production for a short time, effecting current quarter sales volumes by approximately 800 Boe per day in addition to a production decline resulting from a reduced two-rig development schedule compares with the four to six drilling rigs we were running in early 2023, partially offset by increased NGL and natural gas sales volumes due to third party midstream expansions and debottlenecking.

•

Weighted average realized crude oil prices per Bbl, excluding the effects of derivatives, decreased during the three months ended September 30, 2024 to $75.99, compared with $82.87 for the same period in 2023. Weighted average NGL prices per Bbl increased during the three months ended September 30, 2024 to $21.14, compared with $20.08 for the same period in 2023. Weighted average natural gas prices per Mcf decreased to $0.42 during the three months ended September 30, 2024, compared with $1.89 during the same period in 2023.

•	Cash provided by operating activities totaled $177.1 million for the three months ended September 30, 2024, compared with $158.1 million for the three months ended September 30, 2023.

Derivative Financial Instruments

Derivative financial instrument exposure. As of September 30, 2024, the Company was a party to the following open derivative financial instruments.

					Swaps	Enhanced Collars & Deferred Premium Puts
Settlement Month	Year	Type of Contract	Bbls Per Day	Index	Price per Bbl	Floor or Strike Price per Bbl	Ceiling Price per Bbl	Deferred Premium Payable per Bbl
Crude Oil:
Oct – Dec	2024	Swap	8,500	WTI Cushing	$74.12	$—	$—	$—
Oct – Dec	2024	Basis Swap	25,000	Argus WTI Midland	$1.12	$—	$—	$—
Oct – Dec	2024	Collar	13,667	WTI Cushing	$—	$64.41	$87.47	$1.43
Oct – Dec	2024	Put	9,000	WTI Cushing	$—	$65.78	$—	$5.00
Jan – Mar	2025	Swap	7,467	WTI Cushing	$74.69	$—	$—	$—
Jan – Mar	2025	Collar	11,000	WTI Cushing	$—	$63.64	$86.66	$1.54
Jan – Mar	2025	Put	9,000	WTI Cushing	$—	$65.78	$—	$5.00
Apr – Jun	2025	Swap	5,500	WTI Cushing	$76.37	$—	$—	$—
Apr – Jun	2025	Collar	7,989	WTI Cushing	$—	$64.38	$88.55	$2.00
Apr – Jun	2025	Put	9,000	WTI Cushing	$—	$65.78	$—	$5.00
Jul – Sep	2025	Swap	3,000	WTI Cushing	$75.85	$—	$—	$—
Jul – Sep	2025	Collar	7,000	WTI Cushing	$—	$65.00	$90.08	$2.28
Jul – Sep	2025	Put	9,000	WTI Cushing	$—	$65.78	$—	$5.00

The estimated fair value of the outstanding open derivative financial instruments as of September 30, 2024 was a net asset of $22.9 million which is included in current assets and current liabilities on the Company’s consolidated balance sheet as of September 30, 2024. During the nine months ended September 30, 2024, the Company recognized a net derivative loss of $23.4 million, including a $11.5 million mark-to-market loss and $11.9 million in net monthly settlement payments.

Operations and Drilling Highlights

Average daily crude oil, NGL and natural gas sales volumes are as follows:

Nine Months Ended September 30, 2024
Crude Oil (Bbls)	38,581
NGL (Bbls)	5,890
Natural Gas (Mcf)	32,418
Total (Boe)	49,874

The Company’s liquids production was 89 percent of total production on a Boe basis for the nine months ended September 30, 2024.

Costs incurred are as follows (in thousands):

Nine Months Ended September 30, 2024
Unproved property acquisition costs	$9,982
Proved acquisition costs	385
Total acquisitions	10,367
Development costs	348,161
Exploration costs	103,663
Total finding and development costs	462,191
Asset retirement obligations	589
Total costs incurred	$462,780

The following table sets forth the total number of horizontal producing wells drilled and completed during the nine months ended September 30, 2024:

	Drilled		Completed
	Gross	Net	Gross	Net
Flat Top area	49	47.8	42	40.8
Signal Peak area	6	0.3	9	0.6
Total	55	48.1	51	41.4

As of September 30, 2024, HighPeak Energy was developing its properties using two (2) drilling rigs and one (1) frac crew. The continued threat of an extensive recession, the scope, duration and magnitude of the direct and indirect effects of pandemics, the war between Russia and Ukraine, the Israel-Hamas and Israel-Iran conflicts and the production cuts announced by OPEC are continuing to evolve and in ways that are difficult or impossible to anticipate. Given the dynamic nature of this situation, the Company is maintaining flexibility with its capital plan and will continue to evaluate drilling and completion activity on an economic basis, with future activity levels assessed monthly.

During the nine months ended September 30, 2024, the Company successfully completed and placed on production fifty-one (51) gross (41.4 net) horizontal wells, forty-seven (47) gross (37.9 net) in the Flat Top area and four (4) gross (3.5 net) in the Signal Peak area. The Company also placed one salt-water disposal well in service in its Flat Top area during the nine months ended September 30, 2024. As of September 30, 2024, the Company had seventeen (17) gross (16.9 net) horizontal wells that had been drilled and were in various stages of completion in the Flat Top area and two (2) gross (2.0 net)  horizontal wells that had been drilled and were in various stages of completion in the Signal Peak area. In addition, as of September 30, 2024, the Company was in the process of drilling five (5) gross (5.0 net) horizontal wells, all in the Flat Top area.

Results of Operations

Three and Nine Months Ended September 30, 2024

Crude Oil, NGL and natural gas revenues.

Average daily sales volumes are as follows:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2024	2023	% Change	2024	2023	% Change
Crude Oil (Bbls)	38,710	44,381	(13)%	38,581	37,171	4%
NGL (Bbls)	6,497	4,708	38%	5,890	3,895	51%
Natural Gas (Mcf)	36,831	21,716	70%	32,418	18,221	78%
Total (Boe)	51,346	52,708	(3)%	49,874	44,102	13%

The decrease in overall sale volumes during the three months ended September 30, 2024 compared with the same period in 2023 is primarily the result of a major storm at the beginning of September that caused a significant amount of flooding and shut in a significant amount of production for a short time, effecting current quarter sales volumes by approximately 750 Boe per day in addition to a production decline resulting from a reduced two-rig development schedule compared with the four to six drilling rigs we were running in early 2023, partially offset by increased NGL and natural gas sales volumes due to third party midstream expansions and debottlenecking. The increase in average daily Boe sales volumes for the nine months ended September 30, 2024, compared with the same period in 2023 was primarily due to the Company’s successful horizontal drilling program and increased NGL and natural gas sales volumes due to third-party midstream expansions and debottlenecking, partially offset by the aforementioned storm and decline resulting from the reduced drilling program.

The crude oil, NGL and natural gas prices that the Company reports are based on the market prices received for each commodity. The weighted average realized prices, excluding the effects of derivatives, are as follows:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2024	2023	% Change	2024	2023	% Change
Crude Oil per Bbl	$75.99	$82.87	(8)%	$78.29	$77.90	1%
NGL per Bbl	$21.14	$20.08	5%	$21.96	$22.23	(1)%
Natural Gas per Mcf	$0.42	$1.89	(78)%	$0.58	$1.58	(63)%
Total per Boe	$57.49	$71.27	(19)%	$61.07	$67.29	(9)%

Revenue Variance Analysis.

The following table illustrates the variance in revenues attributable to prices versus volumes (in thousands except prices and percentages):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2024	2023	% Change	2024	2023	% Change
Total operating revenues	$271,578	$345,586	(21)%	$834,608	$810,140	3%
Average daily sales volumes (Boe)	51,346	52,708	(3)%	49,874	44,102	13%
Realized price per Boe	$57.49	$71.27	(19)%	$61.07	$67.29	(9)%

Revenue change from prior period due to prices	$(66,821)		90%	$(74,888)		101%
Revenue change from prior period due to volumes	(7,204)		10%	99,277		(134)%
Rounding	17		0%	79		0%
Total change from prior period revenues	$(74,008)			$24,468

As detailed above, the decrease in total operating revenues for the three months ended September 30, 2024 compared to the same period in 2023 is the result of a 19% decrease in average realized price per Boe coupled with a 3% decrease in average daily sales volumes primarily as a result of a major storm at the beginning of September that caused a significant amount of flooding and shut in a significant amount of production for a short time, effecting current quarter sales volumes by approximately 750 Boe per day in addition to a production decline resulting from a reduced two-rig development schedule compared with the four to six drilling rigs we were running in early 2023, partially offset by increased NGL and natural gas sales volumes due to third party midstream expansions and debottlenecking. Also as detailed above, the increase in total operating revenues for the nine months ended September 30, 2024 compared to the same period in 2023 is the result of a 13% increase in average daily sales volumes primarily as a result of the Company’s successful horizontal drilling program and increased NGL and natural gas sales volumes due to third-party midstream expansions and debottlenecking, partially offset by the aforementioned storm and decline resulting from the reduced drilling program, partially offset by a 9% decrease in average realized price per Boe.

Crude Oil and natural gas production costs.

Crude oil and natural gas production costs in total and per Boe are as follows (in thousands, except percentages and per Boe amounts):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2024	2023	% Change	2024	2023	% Change
Crude oil and natural gas production costs	$35,413	$39,820	(11)%	$98,482	$107,696	(9)%
Crude oil and natural gas production costs per Boe (excluding expense workovers)	$7.12	$7.87	(10)%	$6.74	$8.23	(18)%
Workover expense	$0.38	$0.34	12%	$0.47	$0.71	(34)%

The decrease in crude oil and natural gas production costs quarter over quarter can be attributed primarily to lower treating and chemical costs and year over year can be attributed primarily to lower treating and chemical costs and lower expense workover costs as well as lower power and fuel costs with the continued reduction in generator power used throughout the field now that we have overhead electric covering the majority of our properties.

Production and ad valorem taxes.

Production and ad valorem taxes are as follows (in thousands, except percentages):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2024	2023	% Change	2024	2023	% Change
Production and ad valorem taxes	$15,412	$18,839	(18)%	$46,410	$44,395	5%

In general, production taxes and ad valorem taxes are directly related to commodity sales volumes and price changes; however, Texas ad valorem taxes are based upon an asset valuation assessed by the state as of January 1 of that particular year based on prior year commodity prices, whereas production taxes are based upon current year sales revenues at current commodity prices. Overall, the decrease in production and ad valorem taxes during the three months ended September 30, 2024 compared to the same period in 2023 can be attributed primarily to the 19% decrease in overall commodity prices received in addition to the 3% aforementioned decrease in sales volumes, partially offset by an increase in ad valorem taxes due to the increased property base of the Company. Overall, the increase in production and ad valorem taxes during the nine months ended September 30, 2024 compared to the same period in 2023 can be primarily attributed to the 13% aforementioned increase in sales volumes partially offset by a 9% decrease in overall commodity prices received and an increase in ad valorem taxes due to the increased property base of the Company.

Production and ad valorem taxes per Boe are as follows:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2024	2023	% Change	2024	2023	% Change
Production taxes per Boe	$2.83	$3.38	(16)%	$2.99	$3.21	(7)%
Ad valorem taxes per Boe	$0.43	$0.51	(16)%	$0.41	$0.48	(15)%

The decrease in production taxes per Boe for the three and nine months ended September 30, 2024, compared with the same periods in 2023 can be attributed primarily to the lower commodity prices received in 2024. The decrease in ad valorem taxes per Boe for the three and nine months ended September 30, 2024, compared with the same periods in 2023, was primarily due to the Company efforts working with the counties to reduce valuations for 2024.

Exploration and abandonments expense.

Exploration and abandonment expense details are as follows (in thousands, except percentages):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2024	2023	% Change	2024	2023	% Change
Geologic and geophysical personnel costs	$205	$204	n/m	$641	$625	3%
Plugging and abandonment expense	157	387	(59)%	346	612	(43)%
Abandoned leasehold costs	—	1,137	100%	35	3,068	(99)%
Geologic and geophysical data costs	—	—	n/m	5	67	(93)%
Exploration and abandonments expense	$362	$1,728	(79)%	$1,027	$4,372	(77)%

Exploration and abandonment costs decreased during the three and nine months ended September 30, 2024 primarily due to less abandoned leasehold costs, plugging and abandonment expenses and a reimbursement from an industry partner for seismic expenses in 2024.

DD&A expense.

DD&A expense and DD&A expense per Boe are as follows (in thousands, except percentages and per Boe amounts):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2024	2023	% Change	2024	2023	% Change
DD&A expense	$136,578	$117,420	16%	$395,121	$291,562	36%
DD&A expense per Boe	$28.91	$24.21	19%	$28.91	$24.22	19%

The increase in DD&A in 2024 is primarily due to the increased production associated with our successful horizontal drilling program and the increase in rate can be attributed to significant inflationary pressures on capital costs over the past year.

General and administrative expense.

General and administrative expense and general and administrative expense per Boe as well as stock-based compensation expense are as follows (in thousands, except percentages and per Boe amounts):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2024	2023	% Change	2024	2023	% Change
General and administrative expense	$4,971	$6,934	(28)%	$14,391	$11,952	20%
General and administrative expense per Boe	$1.05	$1.43	(27)%	$1.05	$0.99	(6)%
Stock-based compensation expense	$3,753	$14,057	(73)%	$11,326	$22,095	(49)%

The decrease in general and administrative expense during the three months ended September 30, 2024 compared with the same period in 2023 is primarily the result of the prior year period including nine months of accrued employee bonuses whereas in 2024 we began accruing quarterly in the first quarter and thus only three months are included in the current year period. The increase in general and administrative expense and general and administrative expense per Boe for the nine months ended September 30, 2024 is primarily a result of adding new employees and increased salaries and benefits related to the growth of the Company in addition to higher professional services costs related to the growth of the Company.

Interest expense.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2024	2023	% Change	2024	2023	% Change
Term Loan Credit Agreement	$37,828	$7,835	0%	$115,084	$7,835	0%
Senior Credit Facility Agreement	192	—	100%	536	—	100%
Prior Credit Agreement	—	11,421	(100)%	—	30,492	(100)%
10.625% Senior Notes	—	5,460	(100)%	—	18,734	(100)%
10.000% Senior Notes	—	4,625	(100)%	—	15,875	(100)%
Additional interest on 10.625% Senior Notes	—	—	n/m	—	8,330	(100)%
Amortization of discount	2,479	4,033	(0)%	7,385	12,660	(0)%
Amortization of debt issuance costs	2,080	3,648	(0)%	6,199	9,352	(0)%
	$42,579	$37,022	0%	$129,204	$103,278	0%

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

Loss on derivative instruments, net.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2024	2023	% Change	2024	2023	% Change
Noncash gain (loss) on derivative instruments, net	$33,775	$(15,883)	313%	$(11,514)	$(9,866)	(17)%
Cash paid on settlements of derivative instruments, net	(1,441)	(13,772)	(90)%	(11,897)	(21,032)	43%
Gain (loss) on derivative instruments, net	$32,334	$(29,655)	209%	$(23,411)	$(30,898)	24%

The Company primarily utilizes commodity swap contracts, costless collars, deferred premium collars and deferred premium put option contracts to (i) reduce the effect of price volatility on the commodities the Company produces and sells or consumes, (ii) support the Company’s annual capital budget and expenditure plans and (iii) reduce commodity price risk associated with certain capital projects. The Company’s Term Loan Credit Agreement and Senior Credit Facility Agreement require, and previously the Prior Credit Agreement and the indentures governing the Company’s 10.000% Senior Notes and 10.625% Senior Notes required, the Company to hedge certain quantities of its projected crude oil production. The Company may also, from time to time, utilize interest rate contracts to reduce the effect of interest rate volatility on the Company’s indebtedness. The above mark-to-market gain (loss) and cash settlements relate to crude oil derivative swap contracts, deferred premium collars and deferred premium put option contracts.

Other expense.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2024	2023	% Change	2024	2023	% Change
Repairs on production facilities	$1,223	$540	126%	$3,224	$1,526	111%
Storm damage repairs	181	—	100%	181	—	100%
Water treatment contract buyout	—	—	—	—	6,516	(100)%
	$1,404	$540	160%	$3,405	$8,042	(58)%

During the three and nine months ended September 30, 2024, the Company incurred $1.2 million and $3.2 million, respectively, primarily related to repairs on a damaged production facility which resulted in a delay in turning several newly completed wells online and $181,000 and $181,000, respectively, related to damages sustained during the major rain storm that caused significant flooding throughout the field resulting in a significant amount of production being off-line for a short period of time. During the three and nine months ended September 30, 2023, the Company paid zero and $6.5 million, respectively, to buyout and terminate a water treatment contract with a former outside board member and incurred other costs of $540,000 and $1.5 million, respectively, primarily related to repairs on production facilities that were damaged in a fire that shut in a significant amount of production for a short time.

Provision for income taxes.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2024	2023	% Change	2024	2023	% Change
Income tax expense	$15,438	$14,100	9%	$31,985	$38,251	(16)%
Effective income tax rate	23.6%	26.7%	(12)%	27.1%	24.0%	13%

The change in provision for income taxes during the three and nine months ended September 30, 2024, compared with the same periods in 2023, was primarily due to the change in income before income taxes for both periods and the reversal of a deferred tax asset related to a temporary difference from restricted stock being reclassified to a permanent difference.  The effective income tax rate differs from the statutory rate primarily due to certain aforementioned stock-based compensation revisions, Texas state income taxes and other permanent differences between GAAP income and taxable income. See Note 13 of Notes to Consolidated Financial Statements included in "Item 1. Condensed Consolidated Financial Statements (Unaudited)" for additional information.

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

2024 capital budget. The Company’s capital budget for 2024 is expected to be in the range of approximately $540 to $580 million for drilling, completion, facilities and equipping crude oil wells and for field infrastructure buildout and other costs. The 2024 capital budget excludes acquisitions, asset retirement obligations, geological and geophysical expenses, general and administrative expenses and corporate facilities. HighPeak Energy expects to fund its forecasted capital expenditures with cash on its consolidated balance sheet, cash generated by operations and borrowing capacity available under its Senior Credit Facility Agreement. The Company’s capital expenditures for the nine months ended September 30, 2024 were $451.8 million, excluding acquisitions.

However, there are many factors and consequences beyond the Company’s control impacting our capital budget, such as policies of the Biden Administration, political and regulatory uncertainties associated with the upcoming U.S. presidential transition, economic downturn or potential recession, geo-political risks and additional actions by businesses, OPEC and other cooperating countries, and governments in response to pandemics, that may have an impact on the Company’s future results and drilling plans. For additional information on the risks, see “Part I, Item 1A. Risk Factors” in the Company’s Annual Report. The Company is maintaining flexibility in its capital plan and will continue to evaluate drilling and completion activity on an economic basis, with future activity levels assessed monthly.

Capital resources. Cash flows from operating, investing and financing activities are summarized below (in thousands).

	Nine Months Ended September 30,
	2024	2023	Change	% Change
Net cash provided by operating activities	$550,873	$521,742	$29,131	6%
Net cash used in investing activities	$(475,827)	$(937,245)	$461,418	(49)%
Net cash (used in) provided by financing activities	$(133,988)	$536,806	$(670,794)	(125)%

Operating activities. The increase in net cash flow provided by operating activities for the nine months ended September 30, 2024, compared with 2023, was primarily related to an increase in discretionary cash flow as a result of an increase in revenues less operating and general administrative expenses of approximately $14.0 million associated with increased production volumes as a result of our successful horizontal drilling program and cost cutting efforts related primarily to power generation and treating and chemical costs plus an increase in other current assets and a decrease in accounts payable and other current liabilities, partially offset by a decrease in accounts receivables.

Investing activities. The decrease in net cash used in investing activities for the nine months ended September 30, 2024, compared with 2023, was primarily due to decreases in additions to crude oil and natural gas properties when the Company had fewer drilling rigs and frac crews running on average compared with the nine months ended September 30, 2023.

Financing activities. The Company's significant financing activities are as follows:

•

Nine months ended September 30, 2024: The Company made mandatory payments on its Term Loan Credit Facility totaling $90.0 million, paid $27.2 million to repurchase 1,849,636 shares of its common stock at an average cost of approximately $14.73 per share, excluding any potential excise taxes, and paid dividends and dividend equivalents of $15.1 million and $1.6 million, respectively.

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

Interest Rate Risk.  We are exposed to market risk due to the floating interest rates associated with any outstanding balance on the Term Loan Credit Agreement and the Senior Credit Facility Agreement. As of September 30, 2024, we had a $1.11 billion outstanding balance on the Term Loan Credit Agreement and zero outstanding on the Senior Credit Facility Agreement. Our Term Loan Credit Agreement fixes the interest rate for all of the principal balance of the Term Loan Credit Agreement at the end of each quarter for a period of three months and the Senior Credit Facility Agreement allows us to fix the interest rate for all or a portion of the principal balance for a period of six months. To the extent the interest rate is fixed, interest rate changes will affect the Term Loan Credit Agreement’s and Senior Credit Facility Agreement’s fair value but will not impact results of operations or cash flows. Conversely, for the portion of the Term Loan Credit Agreement and Senior Credit Facility Agreement that has a floating interest rate, interest rate changes will not affect the fair value but will impact future results of operations and cash flows.

Commodity Price Risk.  The prices we receive for our crude oil, NGL and natural gas production directly impact our revenue, profitability, access to capital, and future rate of growth. Crude oil, NGL and natural gas prices are subject to unpredictable fluctuations resulting from a variety of factors, including changes in supply and demand and the macroeconomic environment, and seasonal anomalies, all of which are typically beyond our control. The markets for crude oil, NGL and natural gas have been volatile, especially over the last several years. Commodity prices have improved from historic lows in 2020 resulting from the impacts of the COVID-19 pandemic. Additionally, commodity prices are subject to heightened levels of uncertainty related to geopolitical issues such as the ongoing armed conflicts between Russia and Ukraine, Israel and Hamas and Israel and Iran. The realized prices we receive for our production also depend on numerous factors that are typically beyond our control. Based on our sales volumes during the nine months ended September 30, 2024 and excluding the effects on derivatives, a $1.00 per barrel increase (decrease) in the weighted average crude oil price for the nine months ended September 30, 2024 would have increased (decreased) the Company’s revenues by approximately $15.1 million on an annualized basis and a $0.10 per Mcf increase (decrease) in the weighted average natural gas price for the nine months ended September 30, 2024 would have increased (decreased) the Company’s revenues by approximately $1.2 million on an annualized basis.

We enter into commodity derivative contracts to reduce the risk of fluctuations in commodity prices. The fair value of our commodity derivative contracts is largely determined by estimates of the forward curves of the relevant price indices. As of September 30, 2024, a $1.00 increase (decrease) in the forward curves associated with our crude oil commodity derivative instruments would have decreased (increased) our net derivative positions for these products by approximately $9.1 million.

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

We are also subject to financial covenants under our Term Loan Credit Agreement and Senior Credit Facility Agreement based on EBITDAX ratios as further described in Note 7 of Notes to Consolidated Financial Statements included in “Item 1. Condensed Consolidated Financial Statements (Unaudited)” of this Quarterly Report.  The Term Loan Credit Agreement and Senior Credit Facility Agreement provide a material source of liquidity for us.  Under the terms of our Term Loan Credit Agreement and the Senior Credit Facility Agreement, if we fail to comply with the covenants that establish a maximum permitted ratio of total net leverage or a minimum permitted ratio of asset coverage, we would be in default, an event that would accelerate repayments under the Term Loan Credit Agreement and prevent us from borrowing under the Senior Credit Facility Agreement and would therefore materially limit a significant source of our liquidity.  In addition, if we are in default under the Term Loan Credit Agreement and the Senior Credit Facility Agreement and are unable to obtain a waiver of that default from our lenders, they would be entitled to exercise all their remedies for default.

The following table provides a reconciliation of our net income (GAAP) to EBITDAX (non-GAAP) for the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net income	$49,933	$38,779	$86,088	$120,862
Interest expense	42,579	37,022	129,204	103,278
Interest income	(2,172)	(730)	(6,964)	(923)
Income tax expense	15,438	14,100	31,985	38,251
Depletion, depreciation and amortization	136,578	117,420	395,121	291,562
Accretion of discount	241	122	722	360
Exploration and abandonment expense	362	1,728	1,027	4,372
Stock based compensation	3,753	14,057	11,326	22,095
Derivative related noncash activity	(33,775)	15,883	11,514	9,866
Loss on extinguishment of debt	—	27,300	—	27,300
Other expense	1,404	540	3,405	8,042
EBITDAX	$214,341	$266,221	$663,428	$625,065

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

There have been no material changes in our critical accounting policies and procedures during the three months ended September 30, 2024. See our disclosure of critical accounting policies in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 8. Financial Statements and Supplementary Data” of our Annual Report.

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

During the period from January 1, 2020 through September 30, 2024, the calendar month average NYMEX WTI crude oil price per Bbl ranged from a low of $16.70 to a high of $114.34, and the last trading day NYMEX natural gas price per MMBtu ranged from a low of $1.50 to a high of $9.35. A $1.00 per barrel increase (decrease) in the weighted average crude oil price for the nine months ended September 30, 2024 would have increased (decreased) the Company’s revenues by approximately $15.1 million on an annualized basis, excluding the effects of derivatives, and a $0.10 per Mcf increase (decrease) in the weighted average natural gas price for the nine months ended September 30, 2024 would have increased (decreased) the Company’s revenues by approximately $1.2 million on an annualized basis, excluding the effects of derivatives.

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

The average forward prices based on September 30, 2024 market quotes were as follows:

	Remainder of 2024	Year Ending December 31, 2025
Average forward NYMEX crude oil price per Bbl	$67.56	$66.76
Average forward NYMEX natural gas price per MMBtu	$3.13	$3.39

The average forward prices based on October 31, 2024 market quotes were as follows:

	Remainder of 2024	Year Ending December 31, 2025
Average forward NYMEX crude oil price per Bbl	$68.68	$67.39
Average forward NYMEX natural gas price per MMBtu	$2.71	$3.02

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

Interest Rate Risk. As of September 30, 2024, we had $1.11 billion outstanding under the Term Loan Credit Agreement and had $93.1 million of available borrowing capacity under the Senior Credit Facility Agreement. The Company is subject to interest rate risk on its variable rate debt from our Term Loan Credit Agreement and Senior Credit Facility Agreement. The Company also periodically has fixed rate debt but does not currently utilize derivative instruments to manage the economic effect of changes in interest rates. The impact of a 1% increase in interest rates on our outstanding debt as of September 30, 2024 would have resulted in an annual increase in interest expense of approximately $11.1 million.

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

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the three months ended September 30, 2024 that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

On May 29, 2024, a purported HighPeak stockholder filed a derivative lawsuit in the Delaware Court of Chancery against various current and former HighPeak directors, alleging that the Company’s directors breached their fiduciary duties in approving the compensation awarded to the Company’s CEO and President and that the Company’s CEO was unjustly enriched by the compensation. The initial complaint alleged that the Company’s directors engaged in an inadequate process and approved excessive compensation in the years 2020 through 2023. After the defendants filed a motion to dismiss the initial complaint, the plaintiff filed an amended complaint on September 30, 2024. The amended complaint removed the plaintiff’s challenge to the Company’s President’s compensation, but it continues to challenge the compensation awarded to the Company’s CEO in “at least 2022, 2023, and 2024.” The plaintiff seeks to recover purported damages on behalf of the Company, disgorgement of the Company’s CEO’s compensation, an order requiring HighPeak to make various changes to its corporate governance policies, attorneys’ fees, and other relief. The Company believes the lawsuit is without merit and intends to vigorously defend against it.

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

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

Our common stock repurchase activity for the three months ended September 30, 2024 was as follows:

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Plan	Approximate Dollar Value of Shares that May Yet to Be Purchased Under the Plan(3)(4)
($ in thousands, except per share amounts and shares)
July 1, 2024 - July 31, 2024	116,868	$14.13	116,868	58,831
August 1, 2024 - August 31, 2024	331,536	$15.06	331,536	$53,849
September 1, 2024 - September 30, 2024	422,243	$14.34	422,243	$47,809
Total	870,647	$14.58	870,647

(1) Such shares are cancelled and retired.
(2) The average price paid per share includes any commissions paid to repurchase stock.

(3) In February 2024, our Board approved a stock repurchase program for up to $75.0 million, excluding excise taxes and other expenses. The stock repurchase program expires on December 31, 2024 and may be suspended, modified, or discontinued by the Board at any time.

(4) The IRA of 2022, which was enacted into law on August 16, 2022, imposed a nondeductible 1% excise tax on the net value of certain stock repurchases made after December 31, 2022. All dollar amounts presented exclude such excise taxes, as applicable.

ITEM 5.     OTHER INFORMATION

During the three months ended September 30, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

On October 31, 2024, our Board requested that our Chief Executive Officer, President and certain other employees extend the vesting schedules of their restricted stock awards from November 4, 2024 to December 31, 2025, and they agreed to amend their restricted stock award agreements. Our Board desired to ensure the restricted stock previously granted would continue to provide retention value to the Company. In consideration of their agreement, they will be eligible to receive 2024 annual bonuses that would, but for the extension of their restricted stock vesting schedules, not have been awarded.

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

HIGHPEAK ENERGY, INC.

November 4, 2024	By:	/s/ Steven Tholen
Steven Tholen
Chief Financial Officer

November 4, 2024	By:	/s/ Keith Forbes
Keith Forbes
Vice President and Chief Accounting Officer