Form 10-K
period 2024-12-31
HighPeak Energy, Inc.
filed 2025-03-10
CIK 1792849

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

As of June 30, 2024, the aggregate market value of the common stock of the Registrant held by non-affiliates was $346,745,695 based on the closing price as reported on the Nasdaq Global Market on June 28, 2024 of $14.06.

Number of shares of common stock outstanding as of March 6, 2025 – 126,067,436.

DOCUMENTS INCORPORATED BY REFERENCE:

(1)

Portions of the Definitive Proxy Statement for the Company’s Annual Meeting of Stockholders to be held in June 2025, which will be filed with the U.S. Securities and Exchange Commission within 120 days of December 31, 2024, are incorporated into Part III of this Annual Report on Form 10-K.

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
•

“Completion” means the process of treating a drilled well followed by the installation of permanent equipment for the production of crude oil and natural gas, or in the case of a dry hole, the reporting of abandonment to the appropriate agency.

•	“Credit Agreement” means the Term Loan Credit Agreement and the Senior Credit Facility Agreement.
•	“DD&A” means depletion, depreciation and amortization.
•

“Development costs” means the costs incurred to obtain access to proved reserves and to provide facilities for extracting, treating, gathering and storing the crude oil and natural gas. For a complete definition of development costs, refer to the SEC’s Regulation S-X, Rule 4-10(a)(7).

•

“Development project” means the way by which petroleum resources are brought to the status of economically producible. As examples, the development of a single reservoir or field, an incremental development in a producing field or the integrated development of a group of several fields and associated facilities with a common ownership may constitute a development project.

•	“Development well” means a well drilled within the proved area of a crude oil or natural gas reservoir to the depth of a stratigraphic horizon known to be productive.
•

“Differential” means an adjustment to the price of crude oil, NGL or natural gas from an established spot market price to reflect differences in the quality and/or location of crude oil, NGL or natural gas.

•	“Dry hole” or “dry well” means a well found to be incapable of producing hydrocarbons in sufficient quantities such that proceeds from the sale of such production exceed production expenses and taxes.
•	“Economically producible” means, as it relates to a resource, means a resource which generates revenue that exceeds, or is reasonably expected to exceed, the costs of the operation.
•	“EUR” or “Estimated ultimate recovery” means the sum of reserves remaining as of a given date and cumulative production as of that date.
•

“Exploratory well” means a well drilled to find a new field, to find a new reservoir in a field previously found to be productive of crude oil or natural gas in another reservoir. Generally, an exploratory well is any well that is not a development well, an extension well, a service well or a stratigraphic test well as those items are defined by the SEC.

•	“Extension well” means an extension well is a well drilled to extend the limits of a known reservoir.
•	“FASB” means the Financial Accounting Standards Board.
•

“Field” means an area consisting of a single reservoir or multiple reservoirs all grouped on, or related to, the same individual geological structural feature or stratigraphic condition. The field name refers to the surface area, although it may refer to both the surface and the underground productive formations.

•

“First Facility Amendment” means the First Amendment to Senior Credit Facility Agreement, dated March 29, 2024, by and among HighPeak Energy, Inc., as borrower, Fifth Third Bank, National Association, as administrative agent, the guarantors party thereto and the lenders party thereto.

•	“Formation” means a layer of rock which has distinct characteristics that differs from nearby rocks.
•	“GAAP” means accounting principles generally accepted in the United States of America.
•	“Gross wells” means the total wells in which a working interest is owned.
•

“Held by production” means the acreage covered by a mineral lease that perpetuates a company’s right to operate a property as long as the property produces a minimum paying quantity of crude oil or natural gas.

•	“HH” means Henry Hub, a distribution hub in Louisiana that serves as the delivery location for natural gas futures contracts on the NYMEX.

•	“HighPeak Energy” or the “Company” means HighPeak Energy, Inc. and its subsidiaries.
•	“HighPeak I” means HighPeak Energy, LP, a Delaware limited partnership.
•	“HighPeak II” means HighPeak Energy II, LP, a Delaware limited partnership.
•	“Horizontal drilling” means a drilling technique used in certain formations where a well is drilled vertically to a certain depth and then drilled at a right angle within a specified interval.
•	“HPK Contributors” means HighPeak I, HighPeak II and HPK GP.
•	“HPK GP” means HighPeak Energy, LLC, a Delaware limited liability company.
•

“Hydraulic fracturing” means the technique of stimulating the production of hydrocarbons from tight formations. The Company routinely utilizes hydraulic fracturing techniques in its drilling and completion programs. The process involves the injection of water, sand, and chemicals under pressure into the formation to fracture the surrounding rock and stimulate production.

•

“Lease operating expenses” means the expenses of lifting crude oil or natural gas from a producing formation to the surface, constituting part of the current operating expenses of a working interest including labor, superintendence, supplies, repairs, short-lived assets, maintenance, allocated overhead costs, workover, marketing and transportation costs, insurance and other expenses incidental to production, but excluding lease acquisition or drilling or completion expenses.

•	“MBbl” means one thousand Bbls.
•	“MBoe” means one thousand Boes.
•	“Mcf” means one thousand cubic feet and is a measure of natural gas volume.
•	“MMBbl” means one million Bbls.
•	“MMBtu” means one million Btus.
•	“MMcf” means one million cubic feet and is a measure of natural gas volume.
•

“Net acres” means the percentage of total acres an owner has out of a particular number of gross acres or a specified tract. As an example. an owner who has 50% interest in 100 gross acres owns 50 net acres.

•	“Net production” means the production that is owned by us, less royalties and production due others.
•	“NGL” means natural gas liquids, which are the heavier hydrocarbon liquids that are separated from the natural gas stream; such liquids include ethane, propane, isobutane, normal butane and gasoline.
•	“NYMEX” means the New York Mercantile Exchange.
•	“OPEC” means the Organization of Petroleum Exporting Countries.
•	“Operator” means the individual or company responsible for the exploration and/or production of a crude oil or natural gas well or lease.
•	“Plugging” means a downhole tool that is set inside the casing to isolate the lower part of the wellbore.
•	“Pooling” means the bringing together of small tracts or fractional mineral interests in one or more tracts to form a drilling and production unit for a well under applicable spacing rules.
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

•

“Production costs” means the costs incurred to operate and maintain wells and related equipment and facilities, including depreciation and applicable operating costs of support equipment and facilities and other costs of operating and maintaining those wells and related equipment and facilities. For a complete definition of production costs, refer to the SEC’s Regulation S-X, Rule 4-10(a)(20).

•	“Productive well” means a well that is found to be capable of producing hydrocarbons in sufficient quantities such that proceeds from the sale of the production exceed production expenses and taxes.
•	“Proration unit” means a unit that can be effectively and efficiently drained by one well, as allocated by a governmental agency having regulatory jurisdiction.
•

“Prospect” means a specific geographic area which, based on supporting geological, geophysical or other data and also preliminary economic analysis using reasonably anticipated prices and costs, is deemed to have potential for the discovery of commercial hydrocarbons.

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

•

“Proved reserves” means those quantities of crude oil and natural gas, which, by analysis of geosciences and engineering data, can be estimated with reasonable certainty to be economically producible – from a given date forward, from known reservoirs, and under existing economic conditions, operating methods, and government regulations – prior to the time at which contracts providing the right to operate expire, unless evidence indicates that renewal is reasonably certain, regardless of whether deterministic or probabilistic methods are used for the estimation. The project to extract the hydrocarbons must have commenced or the operator must be reasonably certain that it will commence the project within a reasonable time.

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

•

“PV-10” means, when used with respect to crude oil and natural gas reserves, the estimated future gross revenue to be generated from the production of proved reserves, net of estimated production and future development and abandonment costs, using prices and costs in effect at the determination date, before income taxes, and without giving effect to non-property related expenses, discounted to a present value using an annual discount rate of 10%. PV-10 is not a financial measure calculated in accordance with GAAP and generally differs from standardized measure, the most directly comparable GAAP financial measure, because it does not include the effects of income taxes on future net revenues. Neither PV-10 nor standardized measure represents an estimate of the fair market value of our crude oil and natural gas properties. We and others in the industry use PV-10 as a measure to compare the relative size and value of proved reserves held by companies without regard to the specific tax characteristics of such entities.

•	“Realized price” means the cash market price less all expected quality, transportation and demand adjustments.
•

“Recompletion” means the process of re-entering an existing wellbore that is either producing or not producing and completing new reservoirs or enhancing existing reservoirs in an attempt to establish or increase existing production.

•

“Reserves” means estimated remaining quantities of crude oil and natural gas and related substances anticipated to be economically producible, as of a given date, by application of development projects to known accumulations. In addition, there must exist, or there must be a reasonable expectation that there will exist, the legal right to produce or a revenue interest in the production, installed means of delivering crude oil and natural gas or related substances to market, and all permits and financing required to implement the project.

•

“Reservoir” means a porous and permeable underground formation containing a natural accumulation of producible crude oil and/or natural gas that is confined by impermeable rock or water barriers and is separate from other reservoirs.

•

“Resources” means quantities of crude oil and natural gas estimated to exist in naturally occurring accumulations. A portion of the resources may be estimated to be recoverable and another portion may be considered unrecoverable. Resources include both discovered and undiscovered accumulations.

•

“Royalty” means an interest in a crude oil and natural gas lease that gives the owner the right to receive a portion of the production from the leased acreage (or of the proceeds from the sale thereof) but does not require the owner to pay any portion of the production or development costs on the leased acreage. Royalties may be either landowner’s royalties, which are reserved by the owner of the leased acreage at the time the lease is granted, or overriding royalties, which are usually reserved by an owner of the leasehold in connection with a transfer to a subsequent owner.

•	“SEC” means the United States Securities and Exchange Commission.

•

“Senior Credit Facility Agreement” means the Company’s Credit Agreement, dated as of November 1, 2023, among HighPeak Energy, Inc., as Borrower, Fifth Third Bank, National Association, as administrative agent and collateral agent, and the lenders party thereto.

•

“Service well” means a well drilled or completed for the purpose of supporting production in an existing field. Specific purposes of service wells include natural gas injection, water injection, steam injection, air injection, salt-water disposal, water supply for injection, observation, or injection for in-situ combustion.

•

“Spacing” means the distance between wells producing from the same reservoir. Spacing is often expressed in terms of acres, e.g., 100-acre spacing, the distance between horizontal wellbores, e.g., 880-foot spacing or the number of wells per section, e.g., 6-well spacing. It is often established by regulatory agencies and/or the operator to optimize recovery of hydrocarbons.

•	“Spot market price” means the cash market price without reduction for expected quality, transportation and demand adjustments.
•

“Standardized measure” means the present value (discounted at an annual rate of 10 percent) of estimated future net revenues to be generated from the production of proved reserves net of estimated income taxes associated with such net revenues, as determined in accordance with FASB guidelines as well as the rules and regulations of the SEC, without giving effect to non-property related expenses such as indirect general and administrative expenses, and debt service or to DD&A. Standardized measure does not give effect to derivative transactions.

•

“Stratigraphic test well” means a drilling effort, geologically directed, to obtain information pertaining to a specific geologic condition. Such wells customarily are drilled without the intent of being completed for hydrocarbon production. The classification also includes tests identified as core tests and all types of expendable holes related to hydrocarbon exploration. Stratigraphic tests are classified as “exploratory type” if not drilled in a known area or “development type” if drilled in a known area.

•

“Term Loan Credit Agreement” means the Company’s Credit Agreement, dated as of September 12, 2023, by and between HighPeak Energy, Inc., as Borrower, Texas Capital Bank, as administrative agent, Chambers Energy Management, LP, as collateral agent, and the lenders from time-to-time party thereto.

•

“Undeveloped acreage” means the lease acreage on which wells have not been drilled or completed to a point that would permit the production of commercial quantities of crude oil and natural gas regardless of whether such acreage contains proved reserves.

•

“Unit” means the joining of all or substantially all interests in a reservoir or field, rather than a single tract, to provide for development and operation without regard to separate property interests. Also, the area covered by a unitization agreement.

•	“U.S.” means the United States.
•	“Warrants” means warrants to purchase one share of HighPeak Energy common stock at a price of $11.50 per share.
•	“Wellbore” means the hole drilled by the bit that is equipped for crude oil and natural gas production on a completed well. Also called well or borehole.
•

“Working interest” means the right granted to the lessee of a property to explore for and to produce and own crude oil, natural gas or other minerals. The working interest owners bear the exploration, development and operating costs on either a cash, penalty or carried basis.

•	“Workover” means operations on a producing well to restore or increase production.
•	“WTI” means West Texas Intermediate, a light sweet blend of crude oil produced from fields in western Texas and is a grade of crude oil used as a benchmark in crude oil pricing.
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

Cautionary Statement Concerning Forward-Looking Statements

This Annual Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical facts included or incorporated by reference in this Annual Report, including, without limitation, statements regarding the Company’s future financial position, business strategy, budgets, projected revenues, projected costs, and plans and objectives of management for future operations, are forward-looking statements. Such forward-looking statements are based on the beliefs of management, as well as assumptions made by, and information currently available to, the Company’s management. In addition, forward-looking statements generally can be identified by the use of forward-looking terminology such as “believes,” “plans,” “expects,” “anticipates,” “forecasts,” “intends,” “continue,” “may,” “will,” “could,” “should,” “future,” “potential,” “estimate” or the negative of such terms and similar expressions as they relate to the Company are intended to identify forward-looking statements, which are generally not historical in nature. The forward-looking statements are based on the Company’s current expectations, assumptions, estimates and projections about the Company and the industry in which the Company operates. Although the Company believes that the expectations and assumptions reflected in the forward-looking statements are reasonable as and when made, they involve risks and uncertainties that are difficult to predict and, in many cases, beyond the Company’s control. In addition, the Company may be subject to currently unforeseen risks that may have a materially adverse effect on it. Accordingly, no assurances can be given that the actual events and results will not be materially different from the anticipated results described in the forward-looking statements. Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date hereof. The Company undertakes no duty to publicly update these statements except as required by law. Important factors that could cause actual results to differ materially from the Company’s expectations include, but are not limited to, the Company’s assumptions about:

●	the results of our ongoing strategic alternatives review process;
●	our ability to refinance or pay, when due, the principal of, interest or other amounts due in respect of our indebtedness;
●	our liquidity, cash flow and access to capital;
●	the supply and demand for and market prices of crude oil, NGL, natural gas and other products or services, and the associated impact of our hedging policies relating thereto;
●	capital expenditures and other contractual obligations, including our obligations under our Term Loan Credit Agreement and Senior Credit Facility Agreement;
●	political instability or armed conflict in crude oil or natural gas producing regions, such as the ongoing war between Russia and Ukraine, the Israel-Hamas conflict and the Israel-Iran conflict;
●	volatility in the political, legal and regulatory environments;
●	political and regulatory uncertainties associated with the change in U.S. presidential administration;
●	the integration of acquisitions;
●	the availability of capital resources;
●	production and reserve levels;
●	drilling and completion risks;
●	inflation rates and the impacts of associated monetary policy responses, including increased interest rates and resulting pressures on economic growth;
●	economic and competitive conditions;
●	the impacts of revising our drilling plan during the year transitioning to an increased or decreased rig count from time to time;
●	severe weather conditions;
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

The Company’s assets include certain rights, title and interests in crude oil and natural gas assets located primarily in Howard and Borden Counties, Texas, and to a lesser extent, Scurry and Mitchell Counties, Texas. As of December 31, 2024, the Company’s assets consisted of two generally contiguous leasehold positions of approximately 154,368 gross (141,907 net) acres covering various subsurface depths, approximately 64% of which were held by production, with an average working interest of approximately 92%. We operate approximately 97% of the net acreage across the Company’s assets. The majority of HighPeak Energy’s horizontal development drilling plan is currently focused on the Wolfcamp A and Lower Spraberry formations. We utilize multi-well pad development to lower drilling and completion cycle times and create infrastructure and facility economies of scale to reduce overall costs, optimize and maximize crude oil and natural gas recoveries, return on investment and value creation.

Available Information

The mailing address of HighPeak Energy’s principal executive office is 421 W. 3rd Street, Suite 1000, Fort Worth, Texas 76102. HighPeak Energy’s telephone number is (817) 850-9200. As of December 31, 2024, HighPeak Energy had forty-seven full-time employees.

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

HighPeak Energy generally developed its properties using two (2) drilling rigs and one (1) frac crew during the year ended December 31, 2024, ending the year using two (2) drilling rigs and one (1) frac crew.  The Company expects to average two (2) drilling rigs and approximately one (1) frac crew during 2025 under our current development plan. HighPeak Energy expects to fund its forecasted capital expenditures of $448 to $490 million anticipated in 2025 with cash on its balance sheet, cash generated by operations, through borrowings under the Senior Credit Facility Agreement if needed and, depending on market circumstances, potential future debt or equity offerings.

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

Reserve Summary

The estimated proved reserves of the Company’s assets as of December 31, 2024, 2023 and 2022 were prepared by Cawley, Gillespie and Associates, Inc. (“CG&A”). As of December 31, 2024, 2023 and 2022, the Company’s assets contained 198,998, 154,162 and 122,958 MBoe, respectively, of estimated proved reserves. In addition, as of December 31, 2024, 2023 and 2022, the estimated proved reserves of the Company’s assets were estimated by CG&A to be 85%, 91% and 92% crude oil and NGL, respectively, and 15%, 9% and 8% natural gas, respectively. The following table provides summary information regarding the estimated proved reserves data of the Company’s assets based on the 2024 Reserve Report, 2023 Reserve Report and 2022 Reserve Report (each defined below) as of December 31, 2024, 2023 and 2022, respectively:

As of Date	Proved Total (MBoe)(1)	% Crude Oil & NGL	% Developed
December 31, 2024	198,998	85%	54%
December 31, 2023	154,162	91%	52%
December 31, 2022	122,958	92%	50%

(1)

The estimated net proved reserves were determined using the unweighted arithmetic average first-day-of-the month prices for the prior twelve (12) months in accordance with guidelines established by the SEC. As of December 31, 2024, 2023 and 2022, the average WTI spot price for crude oil and NGL volumes was $75.48, $78.22 and $93.67 per barrel, respectively, which was adjusted for quality, transportation and a regional price differential. As of December 31, 2024, 2023 and 2022, the average HH spot price for natural gas volumes was $2.130, $2.637 and $6.358 per MMBtu, respectively, which was adjusted for energy content, gathering, transportation and processing fees and a regional price differential. All prices are held constant throughout the lives of the properties. As of December 31, 2024, 2023 and 2022, the average adjusted prices realized over the remaining lives of the Company’s assets by CG&A were $75.56, $78.13 and $94.59 per barrel of crude oil, $20.53, $17.33 and $36.69 per barrel of NGL and $0.072, $0.198 and $4.871 per Mcf of natural gas, respectively.

Reserve Data

Preparation of Reserve Estimates

The reserve estimates as of December 31, 2024, 2023 and 2022 included in this Annual Report are based on evaluations prepared by CG&A in accordance with Standards Pertaining to the Estimating and Auditing of Oil and Gas Reserves Information promulgated by the Society of Petroleum Evaluation Engineers and definitions and guidelines established by the SEC (individually, the “2024 Reserve Report,” the “2023 Reserve Report” and the “2022 Reserve Report” and, collectively the “Reserve Reports”). CG&A was selected for their historical experience and geographic expertise in engineering similar resources. The summary information pertaining to reserve estimates as of December 31, 2024, 2023 and 2022, respectively, of HighPeak Energy, prepared by CG&A, were led by W. Todd Brooker. Mr. Brooker is a Licensed Professional Engineer in the State of Texas and has over 30 years of industry experience. Copies of the Reserve Reports are attached to this Annual Report as Exhibits 99.1, 99.2 and 99.3, respectively.

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

Internal Controls

The internal staffs of petroleum engineers and geoscience professionals at HighPeak Energy work closely with their independent reserve engineers to seek to ensure the integrity, accuracy and timeliness of data furnished to their independent reserve engineers in the preparation of their reserve report. Periodically, HighPeak Energy’s technical teams meet with the independent reserve engineers to review properties and discuss methods and assumptions used to prepare reserve estimates for the Company’s assets.

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

The reserve estimates as of December 31, 2024, 2023 and 2022, respectively, were prepared by geologists and reservoir engineers who integrate geological, geophysical, engineering and economic data to produce high quality reserve estimates and economic forecasts. The process was supervised by Christopher Mundy, Vice President, Reserves and Evaluations, for HighPeak Energy, who has approximately 28 years of experience in crude oil and natural gas operations, reservoir engineering and management, reserves management, unconventional and conventional reservoir characterization and strategic planning.

The reserve estimation process and the reserve estimates of the Company’s assets as of December 31, 2024, 2023 and 2022, respectively, were reviewed and approved by our technical staff, other members of senior management and our Chief Executive Officer. The Reserve Reports prepared by CG&A contain further discussion of the reserve estimates and the procedures used in connection with its preparation.

The reserve estimates as of December 31, 2024, 2023 and 2022, included in this Annual Report are based on evaluations prepared by the independent petroleum engineering firm CG&A representing 100% of the Company’s assets’ total net proved reserves in accordance with Standards Pertaining to the Estimating and Auditing of Oil and Gas Reserves Information promulgated by the Society of Petroleum Evaluation Engineers and definitions and guidelines established by the SEC. The Independent Reserve Engineers were selected for their historical experience and geographic expertise in engineering similar resources.

Estimated Proved Reserves

The following tables present the estimated net proved crude oil and natural gas reserves as of December 31, 2024, 2023 and 2022, based on the Reserve Reports of the Company’s assets as of such date.

	Proved Reserve Volumes
	Crude Oil (MBbls)	NGL (MBbls)	Natural Gas (MMcf)	Total (MBoe)%
As of December 31, 2024:
Developed	65,632	22,753	118,402	108,119	54%
Undeveloped	69,639	11,365	59,252	90,879	46%
Total proved reserves	135,271	34,118	177,654	198,998	100%
As of December 31, 2023:
Developed	58,631	12,183	52,671	79,593	52%
Undeveloped	60,923	7,913	34,400	74,569	48%
Total proved reserves	119,554	20,096	87,071	154,162	100%
As of December 31, 2022:
Developed	47,845	7,968	32,669	61,258	50%
Undeveloped	50,971	6,401	25,969	61,700	50%
Total proved reserves	98,816	14,369	58,638	122,958	100%

Development of Proved Undeveloped Reserves

The following table summarizes the changes in HighPeak Energy’s proved undeveloped reserves for the years ended December 31, 2022, 2023 and 2024:

Total (MBoe)
Proved undeveloped reserves at December 31, 2021	35,628
Extensions and discoveries	37,394
Purchases of minerals-in-place	7,302
Conversions into proved developed reserves	(15,446)
Revisions	(3,178)
Proved undeveloped reserves at December 31, 2022	61,700
Extensions and discoveries	42,440
Conversions into proved developed reserves	(25,955)
Sales of minerals-in-place	(1,387)
Revisions	(2,229)
Proved undeveloped reserves at December 31, 2023	74,569
Extensions and discoveries	33,540
Conversions into proved developed reserves	(18,050)
Revisions	820
Proved undeveloped reserves at December 31, 2024	90,879

As of December 31, 2024, HighPeak Energy’s assets contained approximately 90,879 MBoe of proved undeveloped reserves, consisting of 69,639 MBbl of crude oil, 11,365 MBbl of NGL and 59,252 MMcf of natural gas. As of December 31, 2023, HighPeak Energy’s assets contained approximately 74,569 MBoe of proved undeveloped reserves, consisting of 60,923 MBbl of crude oil, 7,913 MBbl of NGL and 34,400 MMcf of natural gas. As of December 31, 2022, HighPeak Energy’s assets contained approximately 61,700 MBoe of proved undeveloped reserves, consisting of 50,971 MBbl of crude oil, 6,401 MBbl of NGL and 25,969 MMcf of natural gas. Proved undeveloped reserves will be converted from undeveloped to developed as we drill and complete each location and the wells begin production.

Proved undeveloped reserves changed during the year ended December 31, 2024 primarily as a result of the following significant factors:

●	Extensions and discoveries of 33,540 MBoe related to new proved undeveloped locations added as a result of HighPeak Energy’s drilling activities;
●	Conversions into proved developed reserves of 18,050 MBoe related to locations that were successfully drilled and completed during the year ended December 31, 2024;
●

Upward revisions of 820 MBoe including upward adjustments of approximately 1,196 MBoe related to forecasts, partially offset by approximately 182 MBoe primarily attributable to a decrease in crude oil, NGL and natural gas prices and approximately 194 MBoe primarily related to increased forecasted operating expenses.

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

Historically, the Company invested a significant amount of its capital budget to drill unproved locations rather than convert proved undeveloped reserves to proved developed reserves. However, in the years ended December 31, 2024, 2023 and 2022, $442.1 million, $481.5 million and $391.3 million, respectively, of development capital expenditures were incurred primarily to convert proved undeveloped reserves to proved developed reserves, compared with $45.9 million in development capital expenditures in the year ended December 31, 2021. Also, a portion of the Company’s development capital expenditures each year was for the continued development of a water infrastructure system and the drilling of salt-water disposal wells to facilitate the Company’s increased levels of produced water, reduce its future water sourcing costs by recycling produced water and reduce the use of trucking for its produced water disposal activities as well as the continued construction of central tank batteries for handling of the Company’s increasing production volumes.

As of December 31, 2024, all our proved undeveloped reserves are scheduled to be developed within five years from the date they were initially recorded.

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

Unlike PV-10, the standardized measure deducts future U.S. federal income taxes and Texas margin taxes and abandonment obligations on wells with no proved reserves as of December 31, 2024, 2023 and 2022, respectively. Neither PV-10 nor standardized measure represents an estimate of the fair market value of the applicable crude oil and natural gas properties. It is industry standard to use PV-10 as a measure to compare the relative size and value of proved reserves held by companies without regard to the specific tax characteristics of such entities.

The following tables present the undiscounted estimated future net cash flows, PV-10 and standardized measure of the proved reserves of the Company at December 31, 2024, 2023 and 2022 (in thousands):

As of December 31, 2024	Proved Developed	Proved Undeveloped	Total Proved
Estimated future net cash flows	$3,604,310	$2,554,993	$6,159,303
Present value of estimated future net cash flows	$2,292,214	$1,094,860	$3,387,074
Present value of future income taxes/abandonment costs			(392,077)
Standardized measure			$2,994,997

As of December 31, 2023	Proved Developed	Proved Undeveloped	Total Proved
Estimated future net cash flows	$3,205,041	$2,072,541	$5,277,582
Present value of estimated future net cash flows	$2,061,301	$822,766	$2,884,067
Present value of future income taxes/abandonment costs			(276,363)
Standardized measure			$2,607,704

As of December 31, 2022	Proved Developed	Proved Undeveloped	Total Proved
Estimated future net cash flows	$3,729,169	$3,160,098	$6,889,267
Present value of estimated future net cash flows	$2,319,958	$1,552,087	$3,872,045
Present value of future income taxes/abandonment costs			(455,537)
Standardized measure			$3,416,508

Estimated future net cash flows represents the estimated future revenue to be generated from the production of proved reserves, net of estimated production and future development costs, using pricing differentials and costs under existing economic conditions as of December 31, 2024, 2023 and 2022, and assuming commodity prices as set forth below. For the purpose of determining prices used in our reserve reports, in accordance with SEC guidelines, CG&A uses the unweighted arithmetic average of the prices on the first day of each month in the 12-month period ended December 31, 2024, 2023 and 2022. These prices were $75.48, $78.22 and $93.67 per Bbl for crude oil and NGL and $2.130, $2.637 and $6.358 per MMBtu for natural gas, respectively, before adjustment for energy content, gathering, transportation and processing fees and basis differential adjustments. The average adjusted prices realized over the remaining lives of the Company’s assets by CG&A were $75.56, $78.13 and $94.59 per barrel of crude oil, $20.53, $17.33 and $36.69 per barrel of NGL and $0.072, $0.198 and $4.871 per Mcf of natural gas as of December 31, 2024, 2023 and 2022, respectively. These prices should not be interpreted as a prediction of future prices. The amounts shown do not give effect to non-property-related expenses, such as corporate general and administrative expenses and debt service, or to DD&A.

Production, Revenue and Price History

For a description of historical production, revenues, average sales prices and unit costs of the Company, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations.”

The following tables summarize the average net sales volumes, average unhedged sales prices by product and production costs of the Company for the years ended December 31, 2024, 2023 and 2022:

	Year Ended December 31, 2024
	Crude Oil		NGL		Natural Gas		Total
	Sales Volumes	Average Sales Price	Sales Volumes	Average Sales Price	Sales Volumes	Average Sales Price	Sales Volumes	Average Sales Price	Production Costs
	(MBbl)	($/Bbl)	(MBbl)	($/Bbl)	(MMcf)	($/Mcf)	(MBoe)	($/Boe)	($/Boe)
	13,877	$76.42	2,284	$22.06	12,747	$0.49	18,285	$58.48	$7.23
Average net daily sales volumes (Boepd)							49,960

	Year Ended December 31, 2023
	Crude Oil		NGL		Natural Gas		Total
	Sales Volumes	Average Sales Price	Sales Volumes	Average Sales Price	Sales Volumes	Average Sales Price	Sales Volumes	Average Sales Price	Production Costs
	(MBbl)	($/Bbl)	(MBbl)	($/Bbl)	(MMcf)	($/Mcf)	(MBoe)	($/Boe)	($/Boe)
	13,885	$78.26	1,547	$21.51	7,219	$1.56	16,635	$66.80	$8.74
Average net daily sales volumes (Boepd)							45,577

	Year Ended December 31, 2022
	Crude Oil		NGL		Natural Gas		Total
	Sales Volumes	Average Sales Price	Sales Volumes	Average Sales Price	Sales Volumes	Average Sales Price	Sales Volumes	Average Sales Price	Production Costs
	(MBbl)	($/Bbl)	(MBbl)	($/Bbl)	(MMcf)	($/Mcf)	(MBoe)	($/Boe)	($/Boe)
	7,562	$94.61	821	$35.67	3,323	$5.36	8,937	$84.56	$7.79
Average net daily sales volumes (Boepd)							24,485

Productive Wells

Productive wells consist of producing wells and wells capable of production, including natural gas wells awaiting pipeline connections to commence deliveries and crude oil wells awaiting connection to production facilities. Gross wells are the total number of producing wells in which HighPeak Energy holds an interest, and net wells are the sum of the fractional working interests owned in gross wells. The following table sets forth information relating to the productive wells in which HighPeak Energy holds a working interest as of December 31, 2024.

	Crude Oil			Natural Gas
	Gross	Net	Average Working Interest	Gross	Net	Average Working Interest
Horizontal:
Operated	328	313.5	96%	—	—	n/a
Non-operated	27	1.3	5%	—	—	n/a
Vertical:
Operated	130	129.0	99%	7	7.0	100%
Non-operated	3	1.1	36%	6	0.0	0%
Total:
Operated	458	442.5	97%	7	7.0	100%
Non-operated	30	2.4	8%	6	0.0	0%

Acreage

The following table sets forth certain information regarding the total developed and undeveloped acreage in which HighPeak Energy holds an interest as of December 31, 2024. Approximately 64% of the net acreage of HighPeak Energy was held by production as of December 31, 2024.

Developed Acres(1)(4)		Undeveloped Acres(4)		Total Acres
Gross Acres(2)	Net Acres(3)	Gross Acres(2)	Net Acres(3)	Gross Acres(2)	Net Acres(3)
95,678	89,333	58,690	52,574	154,368	141,907

(1)	Developed acres are acres spaced or assigned to productive wells or wells capable of production.
(2)	A gross acre is an acre in which HighPeak Energy holds a working interest. The number of gross acres is the total number of acres in which HighPeak Energy holds a working interest.

(3)

A net acre is deemed to exist when the sum of the fractional ownership working interests in gross acres equals one. The number of net acres is the sum of the fractional working interests owned in gross acres expressed as whole numbers and fractions thereof. There are approximately 2,332 net undeveloped acres that are either held by production or developed and currently nonproducing and therefore not currently subject to expiration.

(4)	Minor amounts of our developed and undeveloped acres do not cover all formation depths in underlying acreage.

Undeveloped Acreage Expirations

The following table sets forth the number of total net undeveloped acres as of December 31, 2024 across HighPeak Energy’s properties that will expire in 2025, 2026, 2027, 2028, 2029 and thereafter, unless production is established within the spacing units covering the acreage prior to the expiration dates or unless such leasehold rights are extended or renewed.

2025	28,584
2026	16,407
2027	5,531
2028	—
2029	20
Thereafter	—
50,542

With respect to the 28,584 net acres expiring in 2025 across our properties, HighPeak Energy intends to retain substantially all 28,584 net acres through initiating completion operations of existing wells and the drilling of new wells, with the remaining net acreage being retained either through lease renewals or extensions. HighPeak Energy intends to retain substantially all of its undeveloped acreage through its development plan. Please see “Item 1A. Risk Factors – Risks Related to Our Business – Certain of the undeveloped leasehold acreage of HighPeak Energy’s assets is subject to leases that will expire over the next several years unless production is established on units containing the acreage or the leases are renewed.”

Drilling Activities

The following table describes new development and exploratory/extension wells drilled within the Company’s assets during the years ended December 31, 2024, 2023 and 2022. The information should not be indicative of future performance, nor should it be assumed there is necessarily any correlation among the number of productive wells drilled, quantities of reserves found or economic value. As of December 31, 2024 and not included in the following table, were 3 gross (3.0 net) wells in the process of being drilled and 18 gross (17.9 net) wells either waiting on completion or in various stages of completion operations. In addition, the Company had 1 gross (1.0 net) salt-water disposal wells in final stages of completion. As of December 31, 2024, HighPeak Energy was running a two-rig program. The Company expects to average two (2) drilling rigs and approximately one (1) frac crew during 2025 under our current development plan. Our development program may change based on capital availability and other factors.

	Year Ended December 31,
	2024		2023		2022
	Gross	Net	Gross	Net	Gross	Net
Development wells:
Productive	51	44.6	57	49.5	28	23.4
Dry	—	—	—	—	—	—
Exploratory/Extension wells:
Productive	18	14.6	70	63.3	64	54.8
Dry	—	—	—	—	—	—
Service wells:
Salt-Water Disposal	1	1.0	5	3.0	4	4.0

Delivery Commitments

Beginning May 2024, the Company has a minimum volume commitment under its crude oil marketing agreement with its largest purchaser whereby it must deliver minimum gross volumes via pipeline connections of 23,500 Bopd for the first ten years of the contract at a certain amount per barrel escalating throughout the term of the contract. However, the Company generally has the ability under the contract to cumulatively bank dollars based on excess volumes delivered to offset the minimum volume commitment. For the period from May 1, 2024 to December 31, 2024, the Company has delivered approximately 31,196 Bopd under the contract. The remaining monetary commitment as of December 31, 2024, if the Company never delivers any additional volumes under the agreement, is approximately $130.3 million. Given the current production levels coupled with the wells planned to come on production in 2025 and beyond, the Company expects to meet the volume commitments under the agreement. In addition to monitoring our current production, we also monitor our anticipated future production and our future development plans, in each case factoring in production attributable to third-party working, royalty and overriding royalty interest owners, in order to meet our delivery commitments. If production volumes are not sufficient to meet these contractual delivery commitments, we may be subject to deficiency fees unless we purchase commodities in the market to satisfy the portion of such commitment that was not delivered under the contract. There are no material commitments to deliver a fixed and determinable quantity of natural gas production from the Company’s assets to customers under existing contracts.

Operations

General

As of December 31, 2024, HighPeak Energy’s properties consisted of 154,368 gross (141,907 net) acres with an average working interest of approximately 92%.

Facilities

Production facilities related to HighPeak Energy’s properties are located near the producing wells and consist of salt-water disposal wells and related facilities, a salt-water disposal pipeline systems throughout Flat Top and Signal Peak, storage tanks, two-phase and/or three-phase separation equipment, flowlines, metering equipment and safety systems. Predominant artificial lift methods include electrical submersible pumps with some rod pumps, gas lift and plunger lifts. HighPeak Energy’s mostly contiguous acreage position allows for optimized capital expenditures for production facilities and associated water handling infrastructure.

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

Marketing and Customers

The following table sets forth the percentage of revenues attributable to customers who have accounted for 10% or more of revenues attributable to the Company’s assets during the years ended December 31, 2024, 2023 and 2022.

	Years Ended December 31,
Major Customers	2024	2023	2022
DK Trading & Supply, LLC (“Delek”)	76%	82%	88%
Energy Transfer Crude Marketing, LLC (“ETC”)	18%	14%	*

* Less than 10%.

No other purchaser accounted for 10% or more of revenue attributable to the Company’s assets on a combined basis in the years ended December 31, 2024, 2023 or 2022. The loss of any such purchaser could adversely affect revenues attributable to the Company’s assets in the short term. Please see “Risk Factors—Risks Related to Our Business—HighPeak Energy depends upon a small number of significant purchasers for the sale of most of its crude oil, NGL and natural gas production. The loss of one or more of such purchasers could, among other factors, limit HighPeak Energy’s access to suitable markets for the crude oil, NGL and natural gas it produces.”

For crude oil sales, HighPeak Energy currently is party to a twelve-year contract with Delek, with production from Flat Top being mostly piped sales through a crude oil gathering system. Currently, the majority of our crude oil sales from Signal Peak are being trucked. The crude oil contract is at known and published indices with a fixed primary term and an evergreen option thereafter. The contract contains a minimum volume commitment that commenced on May 1, 2024 based on the gross piped barrels delivered and is 23,500 Bopd for the first ten years of the contract at a certain amount per barrel escalating throughout the term of the contract. However, the Company generally has the ability under the contract to cumulatively bank dollars based on excess volumes delivered to offset the minimum volume commitment. For the period from May 1, 2024 to December 31, 2024, the Company has delivered approximately 31,196 Bopd under the contract. The remaining monetary commitment as of December 31, 2024, if the Company never delivers any additional volumes under the agreement, is approximately $130.3 million. The majority of the remaining crude oil sales of the Company is sold to ETC under a similar contract without a minimum volume commitment. In addition, HighPeak Energy sells its natural gas production from the Company’s assets to multiple third-party purchasers pursuant to the terms of natural gas processing and purchase contracts at varying rates. The natural gas production is gathered and processed under agreements with a primary term and generally an evergreen extension option.

Competition

The crude oil and natural gas industry is intensely competitive, and HighPeak Energy competes with other companies that have greater resources. Many of these companies not only explore for and produce crude oil and natural gas, but also carry on midstream and refining operations and market petroleum and other products on a regional, national or worldwide basis. Furthermore, in the past several years, the pace of consolidation in our industry has increased, and may continue to increase, leading to the creation of a number of larger and financially stronger competitors. These companies may be able to pay more for productive crude oil and natural gas properties and exploratory prospects or to define, evaluate, bid for and purchase a greater number of properties and prospects than HighPeak Energy’s financial or human resources permit. In addition, these companies may have a greater ability to continue exploration activities during periods of low crude oil and natural gas market prices. HighPeak Energy’s larger or more integrated competitors may be able to absorb the burden of existing, and any changes to, federal, state and local laws and regulations more easily than HighPeak Energy can, which could adversely affect HighPeak Energy’s competitive position, as applicable. HighPeak Energy’s ability to acquire additional properties and to discover reserves in the future will be dependent upon its ability to evaluate and select suitable properties and to consummate transactions in a highly competitive environment. In addition, because HighPeak Energy will have fewer financial and human resources than many companies in their industry, HighPeak Energy may be at a disadvantage in bidding for exploratory prospects and producing crude oil and natural gas properties.

There is also competition between crude oil and natural gas producers and other industries producing energy and fuel. For example, HighPeak Energy also faces indirect competition from alternative energy sources, including wind and solar. Furthermore, competitive conditions may be substantially affected by various forms of energy legislation and/or regulation considered from time to time by the governments of the United States and the jurisdictions in which HighPeak Energy operates, including legislation such as the IRA 2022. It is not possible to predict the nature of any such legislation or regulation which may ultimately be adopted or its effects upon HighPeak Energy’s future operations as related to the Company’s assets. Such laws and regulations may substantially increase the costs of developing crude oil and natural gas and may prevent or delay the commencement or continuation of a given operation. HighPeak Energy’s larger competitors may be able to absorb the burden of existing, and any changes to, federal, state and local laws and regulations more easily than HighPeak Energy can, which would adversely affect HighPeak Energy’s competitive positions, as applicable. See “Item 1A. Risk Factors—Risks Related to Our Business—Competition in the crude oil and natural gas industry is intense, which will make it more difficult for HighPeak Energy to acquire properties, market crude oil or natural gas and secure trained personnel.”

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

In addition to the regulation of natural gas pipeline transportation, the FERC has jurisdiction over the purchase or sale of natural gas or the purchase or sale of transportation services subject to the FERC’s jurisdiction pursuant to the Energy Policy Act of 2005. Under this law, it is unlawful for “any entity,” including producers such as us, that are otherwise not subject to the FERC’s jurisdiction under the Natural Gas Act of 1938 to use any deceptive or manipulative device or contrivance in connection with the purchase or sale of natural gas or the purchase or sale of transportation services subject to regulation by the FERC, in contravention of rules prescribed by the FERC. The FERC’s rules implementing this provision make it unlawful, in connection with the purchase or sale of natural gas subject to the jurisdiction of the FERC, or the purchase or sale of transportation services subject to the jurisdiction of the FERC, for any entity, directly or indirectly, to use or employ any device, scheme or artifice to defraud, to make any untrue statement of material fact or omit to make any such statement necessary to make the statements made not misleading or to engage in any act or practice that operates as a fraud or deceit upon any person. The Energy Policy Act of 2005 also gives the FERC authority to impose civil penalties for violations of the Natural Gas Act of 1938 and the Natural Gas Policy Act of 1978 up to $1,584,648 per day per violation (adjusted annually based on inflation). The anti-manipulation rule applies to activities of otherwise non-jurisdictional entities to the extent the activities are conducted “in connection with” natural gas sales, purchases or transportation subject to FERC jurisdiction, which includes the annual reporting requirements under Order 704 (defined below).

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

Rates of interstate liquids pipelines are currently regulated by the FERC primarily through an annual indexing methodology, under which pipelines increase or decrease their rates in accordance with an index adjustment specified by the FERC. In December 2020, the FERC concluded its five-year index review to establish the new inflationary adjustment for the five-year period commencing July 1, 2021, for liquid pipeline rates subject to indexing. In this review, the FERC considered changes to pipeline industry costs, including, among other things, the effects of the legislation known as the Tax Cuts and Jobs Act of 2017. The FERC issued an order on December 17, 2020 establishing an inflationary adjustment of Producer Price Index for Finished Goods (“PPI-FG”) plus 0.78% (PPI-FG+0.78%) for the five-year period commencing July 1, 2021 (the “December 2020 Order”). Numerous requests for rehearing were filed. On May 14, 2021, the FERC published the oil pricing index factor utilizing the inflationary adjustment factor established in the December 2020 Order, resulting in a negative percentage change of approximately 0.58% for the index year July 1, 2021 through June 30, 2022. On January 20, 2022, the FERC issued an order on rehearing in which it modified the methodology used to calculate the inflationary adjustment resulting in a revised inflationary adjustment for the five-year period commencing July 1, 2021, of PPI-FG minus 0.21% (PPI-FG-0.21%) (the “Rehearing Order”). As a result of the Rehearing Order, the index factor for the July 1, 2021 through June 30, 2022 index year provided for a negative percentage change of approximately 1.6%. The Rehearing Order was subsequently challenged and vacated by the D.C. Circuit in LEPA v. FERC, 109 F.4th 543 (D.C. Cir. 2024), reinstating the index level established by the December 2020 Order. On October 17, 2024, FERC issued a supplemental notice of proposed rulemaking in which FERC proposed to prospectively adopt the PPI-FG-0.21% index that was vacated by the D.C. Circuit and instituted a notice-and-comment process. Subject to a final FERC order following the notice-and-comment period, the lower index of PPI-FG-0.21% may become effective for the remainder of the current five-year period starting from the date of a final FERC order and lasting through June 30, 2026. If the proposed index change becomes effective, then our FERC-regulated liquids pipelines would need to re-file their rates on a prospective basis. The comment period ended on December 20, 2024, with a possible FERC order coming in 2025.

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

In addition to the FERC’s regulations, we are required to observe anti-market manipulation laws with regard to our physical sales of energy commodities. In November 2009, the FTC issued regulations pursuant to the Energy Independence and Security Act of 2007 intended to prohibit market manipulation in the petroleum industry. Violators of the regulations face civil penalties of up to $1,510,803 per violation per day (adjusted annually based on inflation). In July 2010, Congress passed the Dodd-Frank Act, which incorporated an expansion of the authority of the Commodity Futures Trading Commission (“CFTC”) to prohibit market manipulation in the markets regulated by the CFTC. This authority, with respect to crude oil swaps and futures contracts, is similar to the anti-manipulation authority granted to the FTC with respect to crude oil purchases and sales. In July 2011, the CFTC issued final rules to implement its new anti-manipulation authority. The rules subject violators to a civil penalty of up to the greater of $1,487,712 (adjusted annually based on inflation) or triple the monetary gain to the person for each violation.

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

The regulatory burden on the crude oil and natural gas industry increases the cost of doing business in the industry and consequently affects profitability. While from time to time there have been periods of deregulation under certain U.S. presidential administrations, the general trend in environmental regulation has been to place more restrictions and limitations on activities that may affect the environment. Thus, any changes in environmental laws and regulations or re-interpretation of enforcement policies that result in more stringent and costly construction, drilling, water management, completion, emission or discharge limits or waste handling, disposal or remediation obligations could increase the cost to our operators of developing our properties. Moreover, accidental releases or spills may occur in the course of operations on our properties, causing our operators to incur significant costs and liabilities as a result of such releases or spills, including any third-party claims for damage to property, natural resources or persons.

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

Water Discharges, Fluid Disposal and NORM

The Water Pollution Control Act, also known as the Clean Water Act (“CWA”) and comparable state laws impose restrictions and strict controls regarding the discharge of pollutants, including produced waters and other crude oil and natural gas wastes, into or near navigable waters. The discharge of pollutants into regulated waters is prohibited, except in accordance with the terms of a permit issued by the EPA or the state. The discharge of dredge and fill material in regulated waters, including wetlands, is also prohibited, unless authorized by a permit issued by the U.S. Army Corps of Engineers (the “Corps”). The scope of jurisdiction under the CWA has been subject to several rulemakings by the EPA in recent years and is subject to ongoing litigation.  Most recently, the EPA and Corps published a final rule in January 2023 to revoke a 2020 rule in favor of one founded upon a pre-2015 definition, updated to account for relevant U.S. Supreme Court decisions and agency guidance. However, following legal action on the January 2023 final rule, and the U.S. Supreme Court’s  decision in Sackett v. EPA, the EPA issued a rule in September 2023, the implementation of which varies by state. The incoming Trump Administration may seek to take additional action with respect to these regulations, the substance and timing of such action cannot be predicted. To the extent any action further expands the scope of the CWA’s jurisdiction, the Company could face increased costs and delays with respect to obtaining permits for dredge and fill activities in wetland areas. The timeliness associated with obtaining permits also has the potential to delay the development of crude oil and natural gas projects. These laws and any implementing regulations provide for administrative, civil and criminal penalties for any unauthorized discharges of crude oil and other substances in reportable quantities and may impose substantial potential liability for the costs of removal, remediation and damages.

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

In response to these concerns, some states, including Texas, have imposed additional requirements for the permitting of produced water disposal wells, such as volume and pressure limitations or seismicity thresholds for temporary cessations of activity. In December 2023, the Texas Railroad Commission (“TRRC”) issued a notice to suspend the permits of all deep disposal wells within the Northern Culberson-Reeves Seismic Response Area. The adoption and implementation of any new laws or regulations that restrict our operators’ ability to use hydraulic fracturing or dispose of produced water gathered from drilling and production activities by limiting volumes, disposal rates, disposal well locations or otherwise, or requiring them to shut down disposal wells, could have a material adverse effect on our business, financial condition and results of operations.

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

Air Emissions

The Clean Air Act (“CAA”) and comparable state laws restrict the emission of air pollutants from many sources (e.g., compressor stations), through the imposition of air emissions standards, construction and operating permitting programs and other compliance requirements. These laws and regulations may require the Company to obtain pre-approval for the construction or modification of certain projects or facilities expected to produce or significantly increase air emissions, obtain and strictly comply with stringent air permit requirements or utilize specific equipment or technologies to control emissions of certain pollutants. For example, in October 2015, the EPA lowered the National Ambient Air Quality Standard for ozone from 75 to 70 parts per billion and completed attainment/non-attainment designations in July 2018. While the EPA has determined that counties in which the Company currently operates are in attainment with the new ozone standards, these determinations may be revised in the future. The EPA announced in December 2020 that it intended to leave ozone NAAQS unchanged at 70 parts per billion and the EPA’s review of this standard is ongoing. Reclassification of areas or imposition of more stringent standards may make it more difficult to construct new facilities or modify existing facilities in these newly designated non-attainment areas and result in increased expenditures for pollution control equipment, the costs of which could be significant.

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

Regulation of Greenhouse Gas Emissions

At the federal level, no comprehensive climate change legislation has been implemented to date, though the IRA 2022 advances numerous climate-related objectives. The EPA has, however, adopted rules under authority of the CAA that, among other things, establish prevention of significant deterioration (“PSD”) construction and Title V operating permit reviews for greenhouse gases (“GHG”) emissions from certain large stationary sources that are also potential major sources of certain principal, or criteria, pollutant emissions. Under these regulations, facilities required to obtain PSD permits must meet “best available control technology” standards for those GHG emissions. In addition, the EPA has adopted rules requiring the monitoring and annual reporting of GHG emissions from certain petroleum and natural gas system sources in the U.S., including, among others, onshore and offshore production facilities, which include certain of our operators’ operations. The EPA has expanded the GHG reporting requirements to all segments of the crude oil and natural gas industry, including gathering and boosting facilities as well as completions and workovers from hydraulically fractured crude oil wells.

Federal agencies also have begun directly regulating emissions of methane from crude oil and natural gas operations. For example, in December 2023, the EPA finalized a rule that established OOOOb as more stringent new source and OOOOc as first-time existing source standards of performance for methane and VOC emissions for the crude oil and natural gas source category. Under the final rules, owners or operators of affected emission units or processes have two years to prepare and submit their plans to impose methane emission controls on existing sources.  The presumptive standards under the final rule are generally the same for both new and existing sources, including enhanced leak detection using optical gas imaging and subsequent repair requirements, reduction of regulated emissions through capture and control systems, zero-emission requirements for certain equipment or processes, operations and maintenance requirements and requirements for “green well” completions. The rule also revises requirements for fugitive emissions monitoring and repair as well as equipment leaks and the frequency of monitoring surveys, establishes a “super-emitter” response program to timely mitigate emissions events as detected by governmental agencies or qualified third parties, triggering certain investigation and repair requirements, and provides additional options for the use of advanced monitoring to encourage the deployment of innovative technologies to detect and reduce methane emissions. The final methane rule is currently being challenged by 23 states and a coalition of industry groups in the U.S. Circuit Court of Appeals for the D.C. Circuit, although OOOOb is already in effect. However, the incoming Trump Administration might take action to repeal or modify the methane rule, though we cannot predict whether such action will occur or its timing.

At the international level, in April 2021, the U.S. rejoined the Paris Agreement, which requires each participating country to establish their own nationally determined standards for reducing carbon output. In December 2024, President Biden unveiled a new emissions target, seeking to cut emissions by 61-66% from 2005 levels by 2035. Subsequent United Nations climate conferences have called for additional action to transition away from fossil fuels and control or otherwise reduce GHG emissions, though none have been legally binding. The incoming Trump Administration has previously announced its intent to re-withdraw from the Paris Agreement, and the United States’ participation in future United Nations climate-related conferences is unclear. Therefore, the full impact of these actions cannot be predicted at this time.

The adoption and implementation of any international, federal or state legislation or regulations that require reporting of GHGs or otherwise restrict emissions of GHGs could result in increased compliance costs or additional operating restrictions for our operators, and could have a material adverse effect on our business, financial condition and results of operations. On January 27, 2021, President Biden signed an executive order calling for substantial action on climate change, including, among other things, the increased use of zero-emissions vehicles by the federal government, the elimination of subsidies provided to the fossil fuel industry, and increased emphasis on climate-related risks across agencies and economic sectors. In August 2022, the IRA 2022 was signed into law, which amends the CAA to establish the first-ever federal fee on methane emissions that exceed certain thresholds from sources required to report their GHG emissions to the EPA, including certain crude oil and natural gas operations. The methane emissions charge started in calendar year 2024 at $900 per ton of methane, increases to $1,200 in 2025, and will be set at $1,500 for 2026 and subsequent years. The methane emissions fee could increase our operating costs. Additionally, the IRA 2022 appropriates significant federal funding for renewable energy initiatives and incentives. We cannot predict whether, how, or when the incoming Trump Administration might take action to revise or repeal the methane emissions charge. Additionally, Congress may take actions to repeal or revise the IRA 2022, including with respect to the methane emissions charge, which timing or outcome similarly cannot be predicted. To the extent the methane emissions charge is implemented as originally promulgated, it could accelerate the transition away from fossil fuels and therefore reduce demand for our products and adversely affect our business and results of operations. Other actions taken by the Biden Administration, states, or local jurisdictions in the future, such as limitations or bans on products that rely on crude oil and natural gas, could also reduce demand for our products.

There have also recently been increasing risks that financial institutions will be required to adopt policies that have the effect of reducing the funding provided to the fossil fuel sector. For example, in late 2020, the Federal Reserve announced it had joined the Network for Greening the Financial System (“NGFS”), a consortium of financial regulators focused on addressing climate-related risks in the financial sector. Subsequently, the Federal Reserve issued a statement in support of the efforts of the NGFS and in 2023, conducted a pilot climate scenario analysis to learn about large banking organizations’ climate risk management practices and challenges. The results of the analysis were released in 2024; however, to date, no additional action has been taken by the Federal Reserve relating to the management of climate-related financial risks, and we cannot predict what additional actions the Federal Reserve or other financial institutions may ultimately take with respect to such risks. Limitation of investments in and financing for fossil fuel energy companies could result in the restriction, delay or cancellation of drilling programs or development or production activities. Ultimately, this could make it more difficult for operators to secure funding for exploration and production activities. Additionally, activist shareholders have introduced proposals that may seek to force companies to adopt aggressive emission reduction targets or restrict more carbon-intensive activities. While we cannot predict the outcomes of such actions, they could make it more difficult for operators to engage in exploration and production activities. In addition, the SEC published a final rule in March 2024 that would require registrants to report certain climate-related risks and business strategies, and disclose information on Scope 1 and 2 GHG emissions. However, the future of the rule is uncertain at this time given that its implementation has been stayed pending the outcome of legal challenges; moreover, the incoming Trump Administration may seek to repeal the rule, though we cannot predict whether such action will occur or its timings. Additionally, several states have enacted or are considering similar climate-related disclosure requirements. Enhanced climate-related disclosure requirements could increase operating costs and lead to reputational or other harm with customers, regulators, or other stakeholders to the extent that our disclosures do not meet their own standards or expectations. Consequently, we are also exposed to increased litigation risks relating to alleged climate-related damages resulting from our operations, statements alleged to have been made by us or others in our industry regarding climate change risks, or in connecting with any future disclosures we may make regarding reported emissions, particularly given the inherent uncertainties and estimation required with respect to calculating and reporting GHG emissions. Finally, many scientists have concluded that increasing concentrations of GHG in the atmosphere may produce climate changes that have significant physical effects, such as increased frequency and severity of storms, droughts, floods and other climate events that could have an adverse effect on the Company’s operations. For more information, please see our risk factor titled “The operations of HighPeak Energy are subject to a variety of risks arising from climate change.”

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

Endangered Species Act and Migratory Birds

The Endangered Species Act (“ESA”) and (in some cases) comparable state laws were established to protect endangered and threatened species. Pursuant to the ESA, if a species is listed as threatened or endangered, restrictions may be imposed on activities adversely affecting that species’ habitat. The U.S. Fish and Wildlife Service (“FWS”) may designate critical habitat and suitable habitat areas that it believes are necessary for survival of a threatened or endangered species. A critical habitat or suitable habitat designation could result in further material restrictions to land use and may materially delay or prohibit land access for crude oil and natural gas development. Similar protections are offered to migratory birds under the Migratory Bird Treaty Act (“MBTA”). The federal government in the past has pursued enforcement actions against crude oil and natural gas companies under the MBTA after dead migratory birds were found near reserve pits associated with drilling activities. The identification or designation of previously unprotected species as threatened or endangered in areas where underlying property operations are conducted could cause increased costs arising from species protection measures or could result in limitations on development activities that could have an adverse impact on the ability to develop and produce reserves within the Company’s assets. For example, in May 2024, the dunes sagebrush lizard was listed as endangered under the ESA. And, in November 2022 the FWS listed two distinct population segments of the lesser prairie-chicken under the ESA, although this decision has been challenged in the U.S. District Court for the Western District of Texas, the result of which remains uncertain. To the extent species or others are listed, the FWS and similar state agencies may designate critical or suitable habitat areas that they believe are necessary for the survival of threatened or endangered species. If a portion of the Company’s assets were to be designated as a critical or suitable habitat, it could adversely impact the value of the Company’s assets.

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

Human Capital

We believe that our employees are the foundation to fostering the safe operation of our assets. We foster a collaborative, respectful and safety-minded work environment, focusing on working safely every day. We seek to identify qualified internal and external talent for our organization, enabling us to execute on our strategic objectives.

As of December 31, 2024, we employed forty-seven full-time employees dedicated to operating the Company’s assets. None of these employees are covered by collective bargaining agreements, and we consider our employee relations to be good.

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

Equal Employment Opportunity

We are committed to fostering a work environment in which all employees treat each other with dignity and respect. This commitment extends to providing equal employment and advancement opportunities based on merit in accordance with applicable law. We continually strive to attract a multitalented workforce by identifying potential candidates to advance and strengthen our human capital management program.

Our employee population allows us to embrace various perspectives, skill, knowledge and culture across our operations to achieve our social obligations and commitments.

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

Offices

The principal field office for HighPeak Energy is located at 303 West Wall Street, Suite 2202, Midland, Texas 79701.

Board of Directors and Executive Officers

The following table sets forth information regarding the directors of our Board and certain executive officers:

Name	Age	Position
Jack Hightower	76	Chairman of the Board and Chief Executive Officer
Michael L. Hollis	49	President and Director
Rodney L. Woodard	69	Chief Operating Officer
Steven W. Tholen	74	Chief Financial Officer
Keith Forbes	62	Vice President and Chief Accounting Officer
Jay M. Chernosky	65	Director
Keith A. Covington	61	Director
Sharon F. Fulgham	47	Director
Larry C. Oldham	71	Director
Jason A. Edgeworth	40	Director

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

Michael L. Hollis has served as our President and as a member of our Board since August 2020. Prior to the HighPeak business combination, Mr. Hollis served as Pure’s President from December 2019 until August 2020. Prior to joining Pure, Mr. Hollis served as President and Chief Operating Officer (“COO”) of Diamondback Energy, Inc. (“Diamondback”) (Nasdaq: FANG), a Permian focused oil and gas producer, from January 2017 through September 2019, prior to which he served as COO since 2015 and Vice President of Drilling. From 2011 to 2019, Mr. Hollis also served on the board of directors for Diamondback and on the board of directors of Viper Energy Partners LP (Nasdaq: VNOM) from 2014 to 2019. Prior to his positions at Diamondback, Mr. Hollis was a Drilling Manager at Chesapeake Energy Corporation and also held roles of increasing responsibility in production, completions and drilling engineering at ConocoPhillips and Burlington Resources Inc. Mr. Hollis has over 25 years of oil and gas experience and graduated from Louisiana State University in 1998 with a Bachelor of Science in Chemical Engineering.

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

Currently, Mr. Chernosky serves as Lead Director on the board of directors of Colt Midstream LLC, a private gas gathering and processing company focused in the Fort Worth Basin of Texas since 2019.

In addition, Mr. Chernosky has served on the Endowment Board of the Christian Community Service Center and as a director on the Christian Community board of directors. Mr. Chernosky served on the board of directors and is an active member of the Houston Producers’ Forum.  Mr. Chernosky served on the regional board of directors of OneGoal Houston, a non-profit organization.

Mr. Chernosky graduated from The University of Texas at Austin with a Bachelor of Business Administration in 1981 and received a Master of Business Administration from the University of Houston in 1983. Mr. Chernosky is also a graduate of the Southwestern Graduate School of Banking at Southern Methodist University in 1993.

Keith A. Covington has served on our Board since August 2020 and is an active real estate investor specializing in residential properties in southern California for the past 29 years, most recently serving as a General Partner for Magnolia Partners since 2002.

Mr. Covington was an independent director on the board of directors of Gores Holdings IX, Inc. (a Special Purpose Acquisition Company (“SPAC”)), and a member of both its audit and compensation committees since its January 2022 IPO for $525 million until it was liquidated to stockholders at par in December 2024. Mr. Covington was an independent director on the board of directors of Gores Holdings VII, Inc., a SPAC, and a member of both its audit and compensation committees since its February 2021 IPO for $550 million, which was liquidated to stockholders at par in December 2022.

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

Mr. Covington served in various capacities over 11 years at Davis Companies from 1991 to 2002, where he was Vice President and earlier served as Principal of Stone Canyon Venture Partners, LLC. Mr. Covington’s tenure included responsibility in the real estate and private equity/venture capital groups within the organization. Investment and operational experience within these areas included investments in trophy commercial and mixed-use real estate assets, gaming ventures, a chain of upscale health clubs, resort properties and hotels, a restaurant and a technology company. His responsibilities included extensive independent due diligence for potential acquisitions, financial analysis and comprehensive asset management for equity investments in real estate assets and operating companies valued at over $10 billion. Prior professional experience includes Janss Corporation, a Santa Monica, California real estate developer where he was responsible for due diligence and financial structuring and leasing of residential and commercial real estate projects from 1989 to 1990. Mr. Covington started his career as a Financial Analyst at PaineWebber Group Inc. (UBS Investment Bank) in New York with experience in real estate investment banking transactions including sale/leasebacks and the firm’s largest initial public offering and real estate master limited partnership from 1985 to 1987. Mr. Covington received his Master of Business Administration from the Stanford Graduate School of Business and earned a Bachelor of Arts cum laude in Economics from Claremont McKenna College. Mr. Covington maintains a California real estate broker’s license and has maintained board governance expertise through participation in KPMG’s Audit Committee Institute. Mr. Covington has previously served as Chief Financial Officer for the El Segundo Senior Housing Board for over five years.

Jason A. Edgeworth has served on our Board since 2023 and as an Investment and Asset Manager for the John Paul DeJoria family office since 2020 with responsibility for diligence, execution and investor relations.

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

Ms. Fulgham has served the Fort Worth community extensively through the Junior League of Fort Worth, Inc. (the “Junior League”), a charitable nonprofit organization of women committed to promoting volunteerism, developing the potential of women and improving communities, both as a community volunteer and in leadership roles within the organization. She served as Vice President of Administration and was a member of the board of directors from 2015 to 2016. Ms. Fulgham is currently a sustaining member and served on the Junior League’s Legal Committee from 2019 to 2022. Ms. Fulgham is also involved in the Young Men’s Service League, a national nonprofit made up of mothers and their teenage sons who volunteer together to serve their local communities, and has served on the board of directors for the local chapter from 2021 to 2024.

Ms. Fulgham graduated cum laude from Texas Christian University with a Bachelor of Science in Biology in 2000 and went on to obtain her Juris Doctorate from the University of Houston in 2004.

Larry C. Oldham has served on our Board since August 2020 and currently serves as a Manager and Advisor of Gateway Royalty VI LLC (“Gateway VI”) since 2022. Gateway VI is the sixth entity of the Gateway Royalty companies, which were founded by Chris Oldham, Mr. Oldham’s son, and have been successful in acquiring oil and gas minerals and royalties in the Utica Shale since 2012. Mr. Oldham is also a Manager of Gateway Royalty III LLC since 2016, Gateway Royalty IV LLC since 2018 and Gateway Royalty V LLC since 2019. In addition, Mr. Oldham has been actively advising Gateway Royalty II LLC and Gateway Royalty I LLC since 2014 and 2012, respectively.  Additionally, Mr. Oldham has served as Manager of Oldham Properties, Ltd. since 1990.

Mr. Oldham currently serves as an Operating Partner in Mountain Capital LLC, a private equity firm located in Houston, Texas since 2015 and serves on the board of directors of Hannathon Petroleum II, a private oil and gas company headquartered in Midland, Texas since 2023.  Mr. Oldham has served on the board of directors of Saddleback Exploration Inc., a private oil and gas company headquartered in Tulsa, Oklahoma from 2015 until it was sold in 2023. Mr. Oldham is also a member of the board of directors of the West Texas A&M University Foundation.

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

●	Changes in the global trade environment, including the imposition of tariffs, could adversely affect our business.
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
●

Our ability to repurchase shares under our share repurchase program is subject to certain considerations, and any share repurchases thereunder could increase the volatility of our stock prices and could diminish our cash reserves.

●	Our existing and future indebtedness may adversely affect our cash flows and ability to operate our business, remain in compliance and repay our debt.
●	Our results of operations and cash flows vary significantly from year to year due to the cyclical nature of the crude oil and natural gas industry.
●

HighPeak Energy experiences periods of higher costs as commodity prices have risen and inflation may adversely affect our operating results, which negatively impacts our profitability, cash flow and ability to complete development activities as planned. Continuing or worsening inflationary issues and associated changes in monetary policy, including tariffs, have resulted in and may result in additional increases to the cost of our goods, services and personnel, which in turn could cause our capital expenditures and operating costs to rise.

●

Volatility in the political, legal and regulatory environment as a result of the change in U.S. presidential administration and political instability or armed conflict in crude oil or natural gas producing regions, such as the ongoing war between Russia and Ukraine, the Israel-Hamas conflict and OPEC+ policy decisions could have a material adverse impact on our business, financial condition or future results.

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
●

The enactment of derivatives legislation could have an adverse effect on our ability to use derivative instruments to reduce the effect of commodity price, interest rate and other risks associated with our business.

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

●	Increases in interest rates could adversely affect HighPeak Energy’s business.
●	HighPeak Energy’s business could be adversely affected by security threats, including cybersecurity threats, and related disruptions.

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

The prices HighPeak Energy receives for its crude oil, NGL and natural gas production heavily influence its revenue, profitability, access to capital, future rate of growth and the carrying value of its properties. The markets for crude oil and natural gas have been volatile historically and are likely to remain volatile in the future. For example, during the period from January 1, 2021 through December 31, 2024, the calendar month average NYMEX WTI crude oil price per Bbl ranged from a low of $52.10 to a high of $114.34, and the last trading day NYMEX natural gas price per MMBtu ranged from a low of $1.58 to a high of $9.35. One of the factors which caused the fall in prices was OPEC+ being unable to reach an agreement on production levels for crude oil, which resulted in Saudi Arabia and Russia initiating efforts to increase production. The convergence of these events, along with the significantly reduced demand because of the COVID-19 pandemic, created an unprecedented global crude oil and natural gas supply and demand imbalance, reduced global crude oil and natural gas storage capacity, caused crude oil and natural gas prices to decline significantly and resulted in continued volatility in crude oil, NGL and natural gas prices. Prices have recovered to pre-pandemic levels, with the calendar month average NYMEX WTI crude oil price of $71.69 per Bbl and the last trading day NYMEX natural gas price of $3.43 per MMBtu for the month of December 2024. However, there can be no certainty that commodity prices will sustain at these levels or continue to increase. In addition, the incoming U.S. presidential administration has signaled it will encourage increased domestic production of crude oil, which could lead to falling crude oil, NGL and natural gas prices.

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
●

domestic and global political and economic conditions, such as the change in U.S. presidential administration, the ongoing conflict in Ukraine, the Israel-Hamas conflict, socio-political unrest and instability, terrorism or hostilities in or affecting other producing regions or countries, including the Middle East, Africa, South America and Russia;

●	the occurrence or threat of epidemic or pandemic diseases, such as COVID-19, or any government response to such occurrence or threat;
●	actions of OPEC, its members and other state-controlled crude oil companies relating to crude oil price and production controls;
●	the level of global exploration, development and production;
●	the level of global inventories;
●	prevailing prices, and expectations regarding future prices, on local price indexes in the areas in which HighPeak Energy operates;
●	the proximity, capacity, cost and availability of gathering and transportation facilities;
●	localized and global supply and demand fundamentals and transportation availability;
●	the cost of exploring for, developing, producing and transporting reserves;
●	weather conditions and natural disasters;
●	technological advances affecting energy consumption;
●	the price and availability of alternative fuels, including the potential acceleration of the development of alternative fuels as a result of the IRA 2022 or otherwise;
●	expectations about future commodity prices; and
●	U.S. federal, state and local and non-U.S. governmental regulation and taxes.

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

Changes in the global trade environment, including the imposition of tariffs, could adversely affect our business.

Escalating trade tensions, particularly between the U.S. and Canada, Mexico, China and other countries, may lead to the imposition of tariffs and trade restrictions. We may be materially adversely impacted by tariffs if we are not able to adapt our supply chain strategy. We may also face unanticipated costs in developing our domestic supply chain and increased competition for materials and components in the United States, which also would impact our business and results of operations. The imposition of tariffs may also create uncertainty in our industry. Increases in costs to drill and develop reserves as a result of tariffs coupled with lower commodity prices from increased domestic production could make producing such reserves no longer economically viable or technically feasible. Additionally, existing or future tariffs may negatively affect our customers, suppliers, and manufacturing partners. Such outcomes could adversely affect the amount or timing of our revenues, results of operations or cash flows, and continuing uncertainty could cause sales volatility and price fluctuations.

Tariffs, the adoption and expansion of trade restrictions, the occurrence of a trade war, or other governmental action related to tariffs, trade agreements or related policies have the potential to adversely impact our supply chain and access to equipment, and our costs and ability to economically serve certain markets. Any such cost increases or decreases in availability could slow our growth and cause our financial results and operational metrics to suffer. There is current uncertainty about the future relationship between the United States and other countries with respect to trade policies, taxes, government regulations, and tariffs and we cannot predict whether, and to what extent, U.S. trade policies will change in the future, including as a result of changes by the incoming U.S. presidential administration.

Reserve estimates depend on many assumptions that may turn out to be inaccurate. Any material inaccuracies in reserve estimates or underlying assumptions will materially affect the quantities and present value of reserves.

Numerous uncertainties are inherent in estimating quantities of crude oil and natural gas reserves. Our estimates of our SEC reserves are based upon average commodity prices over the prior 12 months, which may not reflect actual prices received for our production. For example, our reserve volumes and PV-10 as disclosed in this Annual Report are based on assumed commodity prices of $75.48 per Bbl of crude oil and NGL and $2.130 per MMBtu of natural gas as of December 31, 2024, which are somewhat higher for crude oil and lower for natural gas than the December 31, 2024 front-month forward pricing of $71.72 per Bbl of crude oil and $3.633 per Mcf of natural gas. Accordingly, you are cautioned not to place undue weight on our reserve volumes or PV-10 based on such pricing when evaluating our financial condition or an investment in our securities. The process of estimating crude oil and natural gas reserves is complex. It requires interpretations of available technical data and many assumptions, including assumptions relating to current and future economic conditions and commodity prices. Any significant inaccuracies in these interpretations or assumptions could materially affect the estimated quantities and present value of reserves. To prepare the reserve estimates included in this Annual Report, CG&A analyzed available geological, geophysical, production and engineering data and projected the production rates and timing of development expenditures. The extent, quality and reliability of this data can vary. The process also requires economic assumptions about matters such as crude oil and natural gas prices, drilling and operating expenses, capital expenditures, taxes and availability of funds.

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

The crude oil and natural gas industry is capital-intensive. HighPeak Energy has evaluated multiple development scenarios under multiple potential commodity price assumptions. Under its current 2025 development program, HighPeak Energy would expect to incur approximately $375 to $405 million of capital expenditures for drilling, completion, facilities and equipping costs, $40 - $50 million for field infrastructure, land and other costs and $33 - $35 million on one-time infrastructure expenditures. The ability to make these capital expenditures will be highly dependent on the price of crude oil and available funding of HighPeak Energy. Commodity prices have recovered, with the calendar month average NYMEX WTI price of $71.69 per Bbl and last trading day NYMEX natural gas price of $3.43 per MMBtu for the month of December 2024. HighPeak Energy ran a two-rig program for the majority of 2024. HighPeak Energy expects to average two (2) drilling rigs and one (1) frac crew during 2025. However, HighPeak Energy recognizes that commodity prices remain highly volatile and that its liquidity is limited, and as a result, there is no certainty that HighPeak Energy will operate a two (2) rig development program in the future.

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

HighPeak Energy’s financing needs may require it to alter or increase its capitalization substantially through the issuance of debt or equity securities or the sale of assets. The availability and cost of these capital sources is cyclical, and these capital sources may not remain available, or we may not be able to obtain financing at a reasonable cost in the future. For example, due to the high levels of inflation in the U.S., the Federal Reserve and other central banks increased interest rates multiple times in 2022 and 2023, and began decreasing rates with three rate cuts toward the end of 2024 and although the Federal Reserve has indicated that such decreases should continue in 2025, uncertainty remains as to when or if such elevated rates may be decreased further. Such increased interest rates have increased the cost of capital and may prevent us from being able to obtain debt financing at favorable rates, or at all, which would materially impact our operations. In addition, conditions in the global capital markets have been volatile due to the conflict in Ukraine, the Israel-Hamas conflict or otherwise, making terms for certain types of financing difficult to predict, and in certain cases, resulting in certain types of financing being unavailable. Further, the issuance of additional indebtedness would require that an additional portion of cash flow from operations be used for the payment of interest and principal on its indebtedness, thereby further reducing its ability to use cash flow from operations to fund working capital, capital expenditures and acquisitions. The issuance of additional equity securities would be dilutive to existing stockholders. The actual amount and timing of future capital expenditures may differ materially from estimates as a result of, among other things: commodity prices; actual drilling results; the availability of drilling rigs and other services and equipment; and regulatory, technological and competitive developments. A reduction in commodity prices from current levels may result in a decrease in actual capital expenditures, which would negatively impact HighPeak Energy’s ability to increase production.

HighPeak Energy’s cash flow from operations and access to capital are subject to several variables, including:

●	the prices at which HighPeak Energy’s production is sold;
●	proved reserves;
●	the amount of hydrocarbons HighPeak Energy is able to produce from its wells;
●	HighPeak Energy’s ability to acquire, locate and produce new reserves;
●	the amount of HighPeak Energy’s operating expenses;
●	cash settlements from HighPeak Energy’s derivative activities;
●	production interruptions or curtailments from time-to-time related to third-party infrastructure downtime or delays in third-party installation of infrastructure, including electrical power supply, that affects our ability to produce our crude oil and natural gas;
●	restrictions on capital expenditures in certain circumstances under the Term Loan Credit Agreement or the Senior Credit Facility Agreement;
●	HighPeak Energy’s ability to obtain additional debt financing, including increases to the Term Loan Credit Agreement or the Senior Credit Facility Agreement;
●	the duration and scope of the ongoing war between Russia and Ukraine and conflict in the Middle East, including between Israel and Hamas;
●	HighPeak Energy’s ability to obtain storage capacity for the crude oil it produces;
●	restrictions in the instruments governing HighPeak Energy’s debt on HighPeak Energy’s ability to incur additional indebtedness; and
●	HighPeak Energy’s ability to access the public or private capital markets.

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

The Company had an aggregate maximum commitment amount and actual commitment amount of $100.0 million with respect to the Senior Credit Facility Agreement as of December 31, 2024. The Term Loan Credit Agreement also limits the amounts HighPeak Energy can borrow under the Senior Credit Facility Agreement to $100.0 million.

Our ability to repurchase shares under our recently announced share repurchase program is subject to certain considerations, and any share repurchases thereunder could increase the volatility of our stock prices and could diminish our cash reserves.

On March 6, 2025, the Board extended the expiration date of the prior repurchase program of up to $75 million of the Company’s common stock that was originally authorized by the Board in February 2024 (the “2024 Repurchase Program”). The extension did not alter the terms of the 2024 Repurchase Program, did not increase the total amount under the program and does not obligate HighPeak to repurchase any specific dollar amount or to acquire any specific number of shares and will depend upon, among other things, our earnings, liquidity, capital requirements, financial condition and other factors deemed relevant by our board of directors. Additionally, our Term Loan Credit Agreement limits our ability to repurchase shares of our common stock. Further, our share repurchases could affect our share trading prices, increase their volatility, reduce our cash reserves and may be suspended or terminated at any time, which may result in a decrease in the trading prices of our stock. Our Board of Directors may amend or suspend the share repurchase program at any time in its discretion. We can provide no assurances that we will repurchase shares of our common stock within the authorized amount or at all.

Our existing and future indebtedness may adversely affect our cash flows and ability to operate our business, remain in compliance and repay our debt.

As of December 31, 2024, we had $1.1 billion of total indebtedness, including $1.1 billion outstanding of our Term Loan Credit Agreement and no indebtedness outstanding under our Senior Credit Facility Agreement, and available capacity under our Senior Credit Facility Agreement of approximately $93.1 million. The entirety of our $1.1 billion of total indebtedness is maturing in 2026.

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

Elevated inflation rates throughout 2023 and 2024 and inflationary pressures have resulted in and may result in additional increases to the costs of our oilfield goods, services and personnel, which would in turn cause our capital expenditures and operating costs to rise. Due to the high levels of inflation in the U.S., the Federal Reserve and other central banks increased interest rates multiple times in 2022 and 2023, and began decreasing rates with three rate cuts toward the end of 2024 and although the Federal Reserve has indicated that such decreases could continue into 2025, uncertainty remains as to when or if such elevated rates may be decreased further.  To the extent rates remain high, this could have the effects of raising the cost of capital and depressing economic growth, either of which—or the combination thereof—could hurt the financial and operating results of our business. To the extent elevated inflation remains, we may experience further cost increases for our operations, including oilfield services, labor costs and equipment if our drilling activity increases.

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

Volatility in the political, legal and regulatory environments as a result of the change in U.S. presidential administration and political instability or armed conflict in crude oil or natural gas producing regions, such as the ongoing war between Russia and Ukraine, the Israel-Hamas conflict and OPEC+ policy decisions could have a material adverse impact on our business, financial condition or future results.

Our business, financial condition and future results are subject to political and economic risks and uncertainties, including volatility in the political, legal and regulatory environments as a result of the change in U.S. presidential administration and instability resulting from civil unrest, political demonstrations, mass strikes or armed conflict or other crises in crude oil or natural gas producing areas such as the ongoing war between Russia and Ukraine and the Israel-Hamas conflict.

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

Currently, global crude oil inventories are low relative to historical levels and supply from OPEC+ and other crude oil producing nations are not expected to be sufficient to meet forecasted crude oil demand growth for the next few years. It is believed that many OPEC+ countries will be unable to increase their production levels or even produce at expected levels due to their lack of capital investments in developing incremental crude oil supplies over the past few years. In December 2024, OPEC+ postponed planned reductions of 2.2 million Bopd of oil production until April 2025, due to a slowdown in global demand and rising output surrounding the global economic and crude oil market outlooks. Furthermore, sanctions and import bans on Russian crude oil have been implemented by various countries in response to the war in Ukraine, further impacting global crude oil supply. Still, crude oil and natural gas prices have declined from the highs experienced in second quarter of 2022 and could decrease or increase with any changes in demand due to, among other things, uncertainty and volatility from global supply chain disruptions attributable to the pandemic, the ongoing conflict in Ukraine, the Israel-Hamas conflict, international sanctions, speculation as to future actions by OPEC+, increasing inflation and government efforts to reduce inflation, and possible changes in the overall health of the global economy, including a prolonged recession. Further, the volatility in crude oil and natural gas prices could accelerate a transition away from fossil fuels, resulting in reduced demand over the longer term. To what extent these and other external factors (such as government action with respect to climate change regulation) ultimately impact our future business, liquidity, financial condition, and results of operations is highly uncertain and dependent on numerous factors, including future developments, which are not within our control and cannot be accurately predicted.

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

During 2020, the reduction in global demand caused by COVID-19, coupled with the actions of foreign crude oil producers such as Saudi Arabia and Russia, materially decreased global crude oil prices and generated a surplus of crude oil. This significant surplus created a saturation of storage and caused imminent crude storage constraints, which led to, and in the future may further lead to the shut-in of production of our wells due to the lack of sufficient markets or the lack of availability and capacity of processing, gathering, storing and transportation systems. Additionally, several state crude oil and natural gas authorities, including the TRRC, implemented or considered implementing crude oil and natural gas production limits in an effort to stabilize declining commodity prices. To the extent adopted, such production limits could not only reduce our revenue, but also, if wells are required to be shut-in for extended periods of time due to such production limits, result in expenditures related to well plugging and abandonment. Cost increases necessary to bring wells back online may be significant enough that such wells would become uneconomic at low commodity price levels, which may lead to decreases in HighPeak Energy’s proved reserve estimates and potential impairments and associated charges to its earnings. As of December 31, 2024, HighPeak Energy was running a two-rig program and expects to average two (2) drilling rigs and approximately one (1) frac crew during 2025 under our current development plan. HighPeak Energy will continue to monitor the extent by which prices continue to increase and/or stabilize as we execute our capital expenditure program. Any shut-in or curtailment of the crude oil, NGL and natural gas produced from HighPeak Energy’s fields could adversely affect its financial condition and results of operations.

Certain of the undeveloped leasehold acreage of HighPeak Energy’s assets is subject to leases that will expire over the next several years unless production is established on units containing the acreage or the leases are renewed.

As of December 31, 2024, approximately 64% of HighPeak Energy’s acreage was held by production. Generally, the leases for net acreage not held by production will expire at the end of their primary term unless production is established in paying quantities under the units containing these leases or the leases are extended or renewed. From 2025 through 2027, approximately 54%, 31% and 11%, respectively, of the net undeveloped acreage associated with the leases are set to expire. If the leases expire and HighPeak Energy is unable to renew the leases, HighPeak Energy will lose its right to develop the related properties. Although HighPeak Energy intends to hold substantially all these leases through its development drilling program or extend substantially all the net acreage associated with identified drilling locations through a combination of exploratory and development drilling, a portion of such leases may be extended or renewed. Additionally, any payments related to such extensions or renewals may be more than anticipated. Please see “Items 1 and 2: Business and Properties—Reserve Data—Undeveloped Acreage Expirations” for more information regarding acreage expirations and our plans for extending our acreage. HighPeak Energy’s ability to drill and develop its acreage and establish production to maintain its leases depends on a number of uncertainties, including crude oil, NGL and natural gas prices, the availability and cost of capital, drilling and production costs, availability of drilling services and equipment, drilling results, lease expirations, gathering system and pipeline transportation constraints, access to and availability of water sourcing, frac sand and distribution systems, regulatory approvals and other factors.

Certain factors could require HighPeak Energy to write-down the carrying values of its crude oil and natural gas properties, including commodity prices decreasing to a level such that future undiscounted cash flows from its properties are less than their carrying value.

Accounting rules require that HighPeak Energy periodically review the carrying value of its properties for possible impairment, whenever changes in events or circumstances indicate that the carrying value of its properties may not be recoverable. If there is an indication the carrying value of the assets may not be recovered, an impairment loss is recognized if the sum of the expected future cash flows is less than the carrying amount of the assets. Based on prevailing commodity prices and specific market factors and circumstances at the time of prospective impairment reviews, and the continuing evaluation of development plans, production data, economics and other factors, HighPeak Energy may be required to write-down the carrying value of its properties. A write-down constitutes a non-cash impairment charge to earnings. Historically, crude oil, NGL and natural gas prices have been volatile. For example, during the period from January 1, 2021 through December 31, 2024, the calendar month average NYMEX WTI crude oil price per Bbl ranged from a low of $52.10 to a high of $114.34, and the last trading day NYMEX natural gas price per MMBtu ranged from a low of $1.58 to a high of $9.35.

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

In September 2024, the Company entered into an amended and restated crude oil marketing contract with Delek as the purchaser and DKL Permian Gathering, LLC (“DKL”) as the gatherer and transporter. The contract includes the Company’s current and future crude oil production from the majority of its horizontal wells in Flat Top and Signal Peak where DKL is continually constructing a crude oil gathering system and custody transfer meters to most of the Company’s central tank batteries. The contract contains a minimum volume commitment commencing May 2024 that totals $138.7 million based on the gross piped barrels delivered of 23,500 Bopd for the first ten years of the contract at a certain amount per barrel escalating throughout the term of the contract. However, the Company generally has the ability under the contract to cumulatively bank dollars based on excess volumes delivered to offset the minimum volume commitment. For the period from May 1, 2024 to December 31, 2024, the Company has delivered approximately 31,196 Bopd under the contract. The remaining monetary commitment as of December 31, 2024, if the Company never delivers any additional volumes under the agreement, is approximately $130.3 million.

The Company is party to an amended agreement whereby it has agreed to purchase at least 750,000 tons of frac sand over a fifteen-month period beginning April 1, 2024. The Company has taken deliveries of approximately 547,000 tons of sand through December 31, 2024, leaving a commitment of approximately 203,000 tons remaining. There are stipulations in the agreement that reduce this commitment should we experience a downturn in crude oil prices. Generally, if the Company never takes delivery of any additional frac sand under the agreement, the monetary commitment that remains as of December 31, 2024 is approximately $5.2 million.

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

The enactment of derivatives legislation could have an adverse effect on our ability to use derivative instruments to reduce the effect of commodity price, interest rate and other risks associated with our businesses.

On July 21, 2010, new comprehensive financial reform legislation, known as the Dodd‑Frank Wall Street Reform and Consumer Protection Act (the “Act”), was enacted that establishes federal oversight and regulation of the over‑the‑counter derivatives market and entities, such as us, that participate in that market. The Act requires the CFTC, the SEC and other regulators to promulgate rules and regulations implementing the new legislation.

The CFTC has designated certain interest rate swaps and credit default swaps for mandatory clearing and exchange trading. To the extent we engage in such transactions or transactions that become subject to such rules in the future, we will be required to comply or take steps to qualify for an exemption to such requirements. Although we expect to qualify for the end‑user exception to the mandatory clearing requirements for swaps entered to hedge our commercial risks, the application of the mandatory clearing and trade execution requirements to other market participants, such as swap dealers, may change the cost and availability of the swaps that we use for hedging. If our swaps do not qualify for the commercial end‑user exception, or the cost of entering into uncleared swaps becomes prohibitive, we may be required to clear such transactions. The ultimate effect of the rules and any additional regulations on our businesses is uncertain at this time.

In addition, the Act requires that regulators establish margin rules for uncleared swaps. Banking regulators and the CFTC have adopted final rules establishing minimum margin requirements for uncleared swaps. Although we expect to qualify for the end‑user exception from such margin requirements for swaps entered into to hedge our commercial risks, the application of such requirements to other market participants, such as swap dealers, may change the cost and availability of the swaps that we use for hedging. If any of our swaps do not qualify for the commercial end‑user exception, posting of initial or variation margin could impact our liquidity and reduce cash available for capital expenditures, therefore reducing our ability to execute hedges to reduce risk and protect cash flows.

The CFTC has finalized rules that place limits on positions in certain core futures and equivalent swaps contracts for, or linked to, certain physical commodities, subject to exceptions for certain bona fide hedging transactions. We currently do not expect such rules will have a material impact on us. The CFTC has also adopted a final rule regarding aggregation of positions, under which a party that controls the trading of, or owns 10% or more of the equity interests in, another party will have to aggregate the positions of the controlled or owned party with its own positions for purposes of determining compliance with position limits unless an exemption applies. The CFTC’s aggregation rules are now in effect, though CFTC staff have granted relief—until August 12, 2025 or the effective date of any codifying rulemaking—from various conditions and requirements in the final aggregation rules. With the implementation of the final aggregation rules and upon the effectiveness of the final CFTC position limits rule, our ability to execute our hedging strategies described above could be limited.

The full impact of the Act and related regulatory requirements upon our businesses will not be known until all of the related regulations are implemented. The Act and any new regulations could significantly increase the cost of derivative contracts (including from swap recordkeeping and reporting requirements and through requirements to post collateral which could adversely affect our available liquidity), materially alter the terms of derivative contracts, reduce the availability of some derivatives to protect against risks we encounter and reduce our ability to monetize or restructure our existing derivative contracts. If we reduce our use of derivatives as a result of the Act and regulations, our results of operations may become more volatile and our cash flows may be less predictable, which could adversely affect our ability to plan for and fund capital expenditures. Any of these consequences could have material adverse effect on our financial condition, results of operations and cash available for distribution.

In addition, the European Union and other non‑U.S. jurisdictions are implementing regulations with respect to the derivatives market. To the extent we transact with counterparties in foreign jurisdictions, we may become subject to such regulations.

The standardized measure of estimated reserves may not be an accurate estimate of the current fair value of estimated crude oil and natural gas reserves.

Standardized measure is a reporting convention that provides a common basis for comparing crude oil and natural gas companies subject to the rules and regulations of the SEC. Standardized measure requires historical twelve-month pricing as required by the SEC as well as operating and development costs prevailing as of the date of computation. For example, our reserve volumes and PV-10 as disclosed in this Annual Report are based on assumed commodity prices of $75.48 per Bbl of crude oil and NGL and $2.130 per MMBtu of natural gas as of December 31, 2024, which are higher for crude oil and lower for natural gas than December 31, 2024 front-month forward pricing of $71.72 per Bbl of crude oil and $3.633 per Mcf of natural gas. Consequently, it may not reflect the prices ordinarily received or that will be received for crude oil and natural gas production because of varying market conditions, nor may it reflect the actual costs that will be required to produce or develop the crude oil and natural gas properties. As a result, estimates included in this Annual Report of future net cash flow may be materially different from the future net cash flows that are ultimately received. Therefore, the standardized measure of estimated reserves included in this Annual Report should not be construed as an accurate estimate of the current fair value of such proved reserves. Accordingly, you are cautioned not to place undue weight on our reserve volumes or PV-10 based on such pricing when evaluating our financial condition or an investment in our securities.

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

As of December 31, 2024, the Company’s assets contained 90,879 MBoe of proved undeveloped reserves, or PUDs, consisting of 69,639 MBbls of crude oil, 11,365 MBbls of NGL and 59,252 MMcf of natural gas. Development of these proved undeveloped reserves may take longer and require higher levels of capital expenditures than anticipated. Estimated future development costs relating to the development of such PUDs at December 31, 2024 are approximately $1.4 billion over the next five (5) years. HighPeak Energy’s ability to fund these expenditures is subject to several risks. See “—HighPeak Energy’s development projects and acquisitions will require substantial capital expenditures. HighPeak Energy may be unable to obtain required capital or financing on satisfactory terms, which could reduce its ability to access or increase production and reserves.” Delays in the development of reserves, increases in costs to drill and develop such reserves or decreases in commodity prices will reduce the value of the estimated PUDs and future net revenues estimated for such reserves and may result in some projects becoming uneconomic. In addition, delays in the development of reserves could cause HighPeak Energy to have to reclassify PUDs as unproved reserves. Furthermore, there is no certainty that HighPeak Energy will be able to convert PUDs to developed reserves or that undeveloped reserves will be economically viable or technically feasible to produce.

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

HighPeak Energy expects to sell its production to a relatively small number of customers, as is customary in the crude oil and natural gas business. For the years ended December 31, 2024 and 2023, there were two purchasers that accounted for approximately 94% and 96% of our revenue, respectively (one at approximately 76% and 82%, respectively, and one at approximately 18% and 14%, respectively), and for the year ended December 31, 2022, there was one purchaser that accounted for approximately 88% of our revenue. No other purchaser accounted for 10% or more of such revenues during such period. The loss of any such greater than 10% purchaser could adversely affect HighPeak Energy’s revenues in the short term. See the section entitled “Items 1 and 2: Business and Properties—Operations—Marketing and Customers” for additional information. HighPeak Energy expects to depend upon these or other significant purchasers for the sale of most of its crude oil and natural gas production. HighPeak Energy cannot ensure that it will continue to have ready access to suitable markets for its future crude oil and natural gas production.

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

Failure to comply with these laws and regulations may result in the assessment of sanctions, including administrative, civil and criminal penalties, the imposition of investigatory, remedial and corrective actions, the incurrence of capital expenditures, the occurrence of delays in the permitting, development or expansion of projects and the issuance of orders enjoining some or all HighPeak Energy’s future operations in a particular area. It is not uncommon for neighboring landowners, employees and other third parties to file claims for personal injury and property damage allegedly caused by the release of hazardous substances, wastes or other materials into the environment. While from time to time there have been periods of deregulation under certain U.S. presidential administrations, the trend in environmental regulation is to place more restrictions and limitations on activities that may affect the environment and more stringent laws and regulations may be adopted in the future.

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

Businesses across all industries are facing increasing scrutiny from investors, customers, employees, regulatory bodies and other stakeholders related to their ESG practices. Businesses that do not adapt to or comply with such stakeholder expectations and standards, which are evolving, or which are perceived to have not responded appropriately to the growing concern for ESG related issues, regardless of whether there is a legal requirement to do so, may suffer from reputational damage and the business, financial condition and/or stock price of such business entity could be adversely affected. Increasing attention to climate change, increasing societal expectations on businesses to address climate change, changes in regulation relating to climate change, and potential consumer use of substitutes to energy commodities may result in increased costs, reduced demand for HighPeak Energy’s hydrocarbon products, reduced profits, increased investigations and litigation and negative impacts on its stock price and access to capital markets. Increasing attention to climate change, for example, may result in demand shifts for HighPeak Energy’s hydrocarbon products and additional governmental investigations and private litigation.

Moreover, while we may create and publish voluntary disclosures regarding ESG matters from time to time, certain statements in those voluntary disclosures may be based on expectations and assumptions or hypothetical scenarios that may or may not be representative of current or actual risks or events or forecasts of expected risks or events, including the costs associated therewith. Such expectations and assumptions are necessarily uncertain and may be prone to error or subject to misinterpretation given the long timelines involved and the lack of an established approach to identifying, measuring and reporting on many ESG matters. We may also announce participation in, or certification under, various third-party ESG frameworks in an attempt to improve our ESG profile, but such participation or certification may be costly and may not achieve the desired results. Additionally, while we may announce various voluntary ESG targets, such targets are often aspirational. We may not be able to meet such targets in the manner or on such a timeline as initially contemplated, including but not limited to as a result of unforeseen costs or technical difficulties associated with achieving such results. To the extent we meet such targets, it may be achieved through various contractual arrangements, including the purchase of various credits or offsets that may be deemed to mitigate our ESG impact instead of actual changes in our business operations. Some of these arrangements may receive scrutiny from certain constituencies. Also, despite these aspirational goals and any other actions taken, we may receive pressure from investors, lenders, or other groups to adopt more aggressive climate or other ESG-related goals, but we cannot guarantee that we will be able to pursue or implement such goals because of potential costs or technical or operational obstacles.

Certain statements or initiatives with respect to ESG matters that we may pursue or assert are increasingly subject to heightened scrutiny from the public and governmental authorities, as well as other parties. For example, the SEC has recently taken enforcement action against companies for ESG-related misconduct, including alleged “greenwashing,” (i.e., the process of conveying misleading information or making false claims that overstate potential ESG benefits). Certain regulators, such as the SEC and various state agencies, as well as non-governmental organizations and other private actors have filed lawsuits under various securities and consumer protection laws alleging that certain ESG statements, goals or standards were misleading, false or otherwise deceptive. Certain social and inclusion initiatives are the subject of scrutiny by both those calling for the continued advancement of such policies, as well as those who believe they should be curbed, including government actors, and the complex regulatory and legal frameworks applicable to such initiatives continue to evolve. More recent political developments could mean that the Company faces increasing criticism or litigation risks from certain “anti-ESG” parties, including various government agencies. Such sentiment may focus on the Company’s environmental or social commitments (such as reducing GHG emissions) or its pursuit of certain employment practices or social initiatives that are alleged to be political or polarizing in nature or are alleged to violate laws based, in part, on changing priorities of, or interpretations by, federal agencies or state governments. Consideration of ESG-related factors in the Company’s decision-making could be subject to increasing scrutiny and objection from such anti-ESG parties. As a result, the Company may be subject to pressure in the media or through other means, such as governmental investigations, enforcement actions, or other proceedings, all of which could adversely affect our reputation, business, financial performance, market access and growth. Accordingly, there may be increased costs related to reviewing, implementing and managing such policies, as well as compliance and litigation risks based both on positions we do or do not take, or work we do or do not perform.

In addition, organizations that provided information to investors on ESG and related matters have developed rating processes for evaluating business entities on their approach to ESG matters. Currently, there are no universal standards for such scores or ratings, but the importance of sustainability evaluations has become more broadly accepted by investors and shareholders. Such ratings are used by some investors to inform their investment and voting decisions. Additionally, certain investors use these scores to benchmark businesses against their peers and if a business entity is perceived as lagging, these investors may engage with such entities to require improved ESG disclosure or performance. Moreover, certain members of the broader investment community may consider a business entity’s sustainability score as a reputational or other factor in making an investment decision. Consequently, a low sustainability score could result in exclusion of HighPeak Energy’s stock from consideration by certain investment funds, engagement by investors seeking to improve such scores and a negative perception of HighPeak Energy’s operation by certain investors. Additionally, to the extent ESG matters negatively impact our reputation, we may not be able to compete as effectively to recruit or retain employees, which may adversely affect our operations. ESG matters may also impact our suppliers and customers, which may ultimately have adverse impacts on our operations.

In addition, ESG efforts related to employment practices and social initiatives are the subject of scrutiny by stakeholders, regulators and other third-parties. The complex regulatory and legal frameworks applicable to such initiatives continue to evolve. We cannot be certain of the impact of such regulatory, legal and other developments on our business. To the extent any enforcement actions or other litigation is brought against us as a result of emerging viewpoints and legal interpretations, our business, financial condition and access to financing may be materially and adversely affected.

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

The demand for drilling rigs, pipe and other equipment and supplies, as well as for qualified and experienced field personnel to drill wells and conduct field operations, geologists, geophysicists, engineers and other professionals in the crude oil and natural gas industry, can fluctuate significantly, often in correlation with crude oil, NGL and natural gas prices, causing periodic shortages of equipment, supplies and needed personnel. The incoming U.S. presidential administration has signaled it will encourage increased domestic exploration and production activity, which could lead to a reduction in crude oil, NGL and natural gas prices. Additionally, supply constraints due to the conflict in Ukraine, the Israel-Hamas conflict, elevated interest rates and associated policies of the Federal Reserve has increased the cost of oilfield services. HighPeak Energy’s operations are concentrated in areas in which oilfield activity levels have previously increased rapidly. If that were to happen again, demand for drilling rigs, equipment, supplies and personnel may increase the costs for these services. Access to transportation, processing and refining facilities in these areas may become constrained resulting in higher costs and reduced access for those items. Historically, crude oil, NGL and natural gas prices have been volatile. For example, during the period from January 1, 2021 through December 31, 2024, the calendar month average NYMEX WTI crude oil price per Bbl ranged from a low of $52.10 to a high of $114.34, and the last trading day NYMEX natural gas price per MMBtu ranged from a low of $1.58 to a high of $9.35. To the extent commodity prices improve in the future, the demand for and prices of these goods and services are likely to increase and HighPeak Energy could encounter delays in or an inability to secure the personnel, equipment, power, services, resources and facilities access necessary for it to resume or increase HighPeak Energy’s development activities, which could result in production volumes being below its forecasted volumes. In addition, any such negative effect on production volumes, or significant increases in costs, could have a material adverse effect on cash flow and profitability. Furthermore, if it is unable to secure a sufficient number of drilling rigs at reasonable costs, HighPeak Energy may not be able to drill all its acreage before its leases expire.

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

In August 2022, President Biden signed the IRA 2022 into law. The IRA 2022 contains hundreds of billions in incentives for the development of renewable energy, clean hydrogen, clean fuels, electric vehicles and supporting infrastructure and carbon capture and sequestration, amongst other provisions. In addition, the IRA 2022 imposes the first ever federal fee on the emission of greenhouse gases through a methane emissions charge. The IRA 2022 amends the federal Clean Air Act to impose a fee on the emission of methane from sources required to report their GHG emissions to the EPA, including those sources in the onshore petroleum and natural gas production categories. The methane emissions charge began in calendar year 2024 at $900 per ton of methane, increases to $1,200 in 2025, and will be set at $1,500 for 2026 and each year after. Calculation of the fee is based on certain thresholds established in the IRA 2022. In addition, the multiple incentives offered for various clean energy industries referenced above could further accelerate the transition of the economy away from the use of fossil fuels towards lower- or zero-carbon emissions alternatives. We cannot predict whether, how, or when the incoming Trump Administration might take action to revise or repeal the methane emissions charge. Additionally, Congress may take actions to repeal or revise the IRA, including with respect to the methane emissions charge, which timing or outcome similarly cannot be predicted. To the extent the methane emissions charge is implemented as originally promulgated, it could decrease demand for crude oil and natural gas, increase our compliance and operating costs and consequently adversely affect our business.

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

Under the Energy Policy Act of 2005, FERC has civil penalty authority under the Natural Gas Act of 1938 to impose penalties for current violations of up to $1,584,648 per day for each violation (annually adjusted for inflation) and disgorgement of profits associated with any violation. While our operators’ operations have not been regulated by the FERC as a natural gas company under this law, the FERC has adopted regulations that may subject certain of our operators’ otherwise non-FERC jurisdictional facilities to the FERC annual reporting requirements. Our operators also must comply with the anti-market manipulation rules enforced by the FERC. Additional rules and legislation pertaining to those and other matters may be considered or adopted by the FERC from time to time. Additionally, the FTC has regulations intended to prohibit market manipulation in the petroleum industry with authority to fine violators of the regulations civil penalties of up to $1,510,803 per day (annually adjusted for inflation) and the CFTC prohibits market manipulation in the markets regulated by the CFTC, including similar anti-manipulation authority with respect to crude oil swaps and futures contracts as that granted to the CFTC with respect to crude oil purchases and sales. The CFTC rules subject violators to a civil penalty of up to the greater of $1,487,712 per day (annually adjusted for inflation) or triple the monetary gain to the person for each violation. Failure to comply with those regulations in the future could subject our operators to civil penalty liability, as described in “Items 1 and 2: Business and Properties—Regulation of the Crude Oil and Natural Gas Industry.”

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

In the United States, no comprehensive climate change legislation has been implemented. However, the EPA has adopted rules that, among other things, established construction and operating permit reviews for GHG emissions from certain large stationary sources, required the monitoring and annual reporting of GHG emissions from certain petroleum and natural gas system sources in the United States, and together with the DOT, implemented GHG emissions limits on vehicles manufactured for operation in the United States. However, from time to time, certain administrations have taken actions to repeal or revise such climate-related actions. For example, the regulation of methane from crude oil and natural gas facilities has been subject to uncertainty in recent years. For more information, see the section entitled “Items 1 and 2. Business and Properties—Regulation of Environmental and Occupational Safety and Health Matters— Regulation of Greenhouse Gas Emissions.” Separately, various states and groups of states have adopted or are considering adopting legislation, regulations or other regulatory initiatives that are focused on such areas as GHG cap and trade programs, carbon taxes, reporting and tracking programs, and restriction of emissions. At the international level, in 2021, President Biden recommitted the United States to the Paris Agreement, which requires member states to submit non-binding, individually determined reduction goals every five years. In December 2024, President Biden unveiled a new emissions target, seeking to cut emissions by 61-66% from 2005 levels by 2035. Subsequent United Nations climate conferences have called for additional action to transition away from fossil fuels and control or otherwise reduce GHG emissions, though none have been legally binding. However, the Trump Administration has formally begun the process of re-withdrawing from the Paris Agreement, and the United States’ participation in future United Nations climate-related conferences is unclear. Therefore, the full impact of these actions cannot be predicted at this time.

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

There have also recently been increasing financial risks for fossil fuel producers as certain shareholders currently invested in fossil-fuel energy companies concerned about the potential effects of climate change may elect in the future to shift some or all their investments into other sectors. Institutional lenders who provide financing to fossil-fuel energy companies also have become more attentive to sustainable lending practices and some of them may elect not to provide funding for fossil fuel energy companies or seek to require more aggressive action with respect to climate-related risks. There is also a risk that financial institutions will be required to adopt policies that have the effect of reducing the funding provided to the fossil fuel sector. For more information, see the section entitled “Items 1 and 2. Business and Properties—Regulation of Environmental and Occupational Safety and Health Matters— Regulation of Greenhouse Gas Emissions.”

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

Finally, increasing concentrations of GHG in the atmosphere may produce climate changes that have significant physical effects, such as increased frequency and severity of storms, droughts, floods and other climate events that could have an adverse effect on HighPeak Energy’s operations. If such effects were to occur, our development and production operations have the potential to be adversely affected. Potential adverse effects could include damages to our facilities from powerful winds or rising waters in low lying areas, disruption of our production activities either because of climate related damages to our facilities or in our costs of operation potentially arising from such climatic effects, less efficient or non-routine operating practices necessitated by climate effects or increased costs for insurance coverage in the aftermath of such effects. Significant physical effects of climate change could also have an indirect effect on our financing and operations by disrupting the transportation or process-related services provided by midstream companies, service companies or suppliers with whom we have a business relationship or by reducing demand for fossil fuels we provide, such as to the extent warmer winters reduce the demand for energy for heating purposes. We may not be able to recover through insurance some or any of the damages, losses or costs that may result from potential physical effects of climate change. At this time, we have not developed a comprehensive plan to address the legal, economic, social or physical impacts of climate change on our operations. If we are forced to shut-in production, we will likely incur greater costs to bring the associated production back online. Cost increases necessary to bring the associated wells back online may be significant enough that such wells would become uneconomic at low commodity price levels, which may lead to decreases in our proved reserve estimates and potential impairments and associated charges to our earnings.

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

In addition, a number of lawsuits have been filed in some states, including Texas, alleging that disposal well operations have caused damage to neighboring properties or otherwise violated state and federal rules regulating waste disposal. In response to these concerns, regulators in some states are seeking to impose additional requirements, including requirements in the permitting of produced water disposal wells or otherwise to assess the relationship between seismicity and the use of such wells. For example, Texas has imposed certain limits on the permitting or operation of disposal wells in areas with increased instances of induced seismic events. In some instances, regulators may also order that disposal wells be shut-in. For example, in December 2023, the TRRC issued a notice to suspend the permits of all deep disposal wells within the Northern Culberson-Reeves Seismic Response Area.

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

Crude oil and natural gas operations in HighPeak Energy’s operating areas may be adversely affected by seasonal or permanent restrictions on drilling activities designed to protect various wildlife. Such restrictions may limit HighPeak Energy’s ability to operate in protected areas and can intensify competition for drilling rigs, oilfield equipment, services, supplies and qualified personnel, which may lead to periodic shortages when drilling is allowed. These constraints and the resulting shortages or high costs could delay HighPeak Energy’s operations or materially increase its operating and capital costs. Permanent restrictions imposed to protect threatened or endangered species, other protected species (such as migratory birds), or their habitat could prohibit drilling in certain areas or require the implementation of expensive mitigation measures. The designation of previously unprotected species in areas where HighPeak Energy operates as threatened or endangered could cause it to incur increased costs arising from species protection measures or could result in limitations on its activities that could have a material and adverse impact on its ability to develop and produce reserves. For example, in May 2024, the dunes sagebrush lizard was listed and, in November 2022, the FWS listed two distinct population segments of the lesser prairie-chicken under the ESA, although this decision has been challenged. If these species or others are listed, the FWS and similar state agencies may designate critical or suitable habitat areas that they believe are necessary for the survival of threatened or endangered species. Such a designation could materially restrict use of or access to federal, state and private lands. To the extent species are listed under the ESA or similar state laws, or previously unprotected species are designated as threatened or endangered in areas where our properties are located, operations on those properties could incur increased costs arising from species protection measures and face delays or limitations with respect to production activities thereon. For more information, see the section entitled “Items 1 and 2. Business and Properties—Regulation of Environmental and Occupational Safety and Health Matters— Endangered Species Act and Migratory Birds.”

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

HighPeak Energy’s business could be adversely affected by security threats, including cybersecurity threats, and related disruptions.

HighPeak Energy relies heavily on its information systems, and the availability and integrity of these systems is essential to conducting HighPeak Energy’s business and operations. As a producer of crude oil and natural gas, HighPeak Energy faces various security threats, including cybersecurity threats, such as attempts to gain unauthorized access to its sensitive information or to render its information or systems unusable, and threats to the security of its facilities and infrastructure or third-party facilities and infrastructure, such as gathering and processing and other facilities, refineries and pipelines. This risk may be heightened as a result of an increased remote working environment, similar to the one created by the COVID-19 outbreak in 2020. The potential for such security threats subjects its operations to increased risks that could have a material adverse effect on its business, financial condition, results of operations and cash flows.

Cybersecurity attacks in particular are becoming more sophisticated and include, but are not limited to, installation of malicious software, attempts to gain unauthorized access to data and systems, and other electronic security breaches that could lead to disruptions in critical systems, unauthorized release of confidential or otherwise protected information and corruption of data. For example, in May 2021, Colonial Pipeline’s digital systems were infected by a ransomware attack that caused the shutdown of the pipeline for several days and the payment of an approximate $4.4 million ransom. The U.S. government also has issued public warnings that indicate that energy assets might be specific targets of cybersecurity threats. These events could damage our reputation and lead to financial losses from remedial actions, loss of business or potential liability.

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

HighPeak Energy’s implementation of various procedures and controls to identify, monitor and mitigate such security threats and to increase security for its information, systems, facilities and infrastructure may result in increased costs. Moreover, there can be no assurance that such procedures and controls will be sufficient to prevent security breaches from occurring. If any of these security breaches were to occur, they could lead to losses of, or damage to, sensitive information or facilities, infrastructure and systems essential to its business and operations, as well as data corruption, communication interruptions or other disruptions to its operations, which, in turn, could have a material adverse effect on its business, financial position, results of operations and cash flows.

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

The Principal Stockholder Group has significant influence over HighPeak Energy.

The Principal Stockholder Group owns approximately 68% of HighPeak Energy’s common stock as of December 31, 2024. This includes an aggregate of approximately one million shares of common stock purchased by the Principal Stockholder Group in connection with the Company’s underwritten equity offering in July 2023, which further increased the Principal Stockholder Group’s ownership in the Company. As long as the Principal Stockholder Group owns or controls a significant percentage of HighPeak Energy’s outstanding voting power, subject to the terms of the Stockholders’ Agreement (as defined below), they will have the ability to influence certain corporate actions requiring stockholder approval. Under the Stockholders’ Agreement, the Principal Stockholder Group will be entitled to nominate a specified number of directors for appointment to the Board so long as the Principal Stockholder Group meets certain ownership criteria outlined in the Stockholders’ Agreement. For more information about the Stockholders’ Agreement, see the section entitled “Certain Relationships and Related Transactions, and Director Independence.”

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

If securities or industry analysts do not publish or cease publishing research or reports about HighPeak Energy, HighPeak Energy’s business or HighPeak Energy’s market, or if they change their recommendations regarding HighPeak Energy common stock adversely, the price and trading volume of HighPeak Energy common stock could decline. Furthermore, negative publicity or sentiments shared on social media platforms can also influence the perception of HighPeak Energy and its stock price, potentially leading to volatility.

The trading market for HighPeak Energy common stock will be influenced by the research and reports that industry or securities analysts may publish about HighPeak Energy, HighPeak Energy’s business, HighPeak Energy’s market, or HighPeak Energy’s competitors. Additionally, the sentiments and discussions on social media platforms can significantly impact investor perceptions and trading behaviors. If any of the analysts who may cover HighPeak Energy change their recommendation regarding HighPeak Energy common stock adversely, or provide more favorable relative recommendations about its competitors, the price of HighPeak Energy common stock would likely decline. Similarly, unfavorable social media trends or negative comments about HighPeak Energy could drive down the stock price. If any analyst who may cover HighPeak Energy were to cease their coverage or fail to regularly publish reports on HighPeak Energy, HighPeak Energy could lose visibility in the financial markets, which could cause HighPeak Energy’s stock price or trading volume to decline. Social media also plays a role in maintaining visibility; a lack of positive social media engagement could further decrease investor interest and trading volume.

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

HighPeak Energy is an “emerging growth company” within the meaning of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and HighPeak Energy takes advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, reduced disclosure obligations regarding executive compensation in HighPeak Energy’s periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. As a result, HighPeak Energy’s stockholders may not have access to certain information they may deem important. HighPeak Energy’s exemption status as an emerging growth company will end on December 31, 2025, unless we issue more than $1 billion in non-convertible debt during any three-year period before that time, in which case we would cease to be an emerging growth company immediately. HighPeak Energy cannot predict whether investors will find its securities less attractive because HighPeak Energy will rely on these exemptions. If some investors find HighPeak Energy’s common stock less attractive as a result of HighPeak Energy’s reliance on these exemptions, the trading prices of HighPeak Energy’s common stock may be lower than they otherwise would be, there may be a less active trading market for HighPeak Energy’s common stock and the trading prices of HighPeak Energy’s common stock may be more volatile.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 1C. CYBERSECURITY

Overview

HighPeak Energy maintains a cybersecurity program that aims to protect the confidentiality, integrity, and availability of data required by our business to be stored, analyzed, transported, and/or processed. The Company has implemented various internal and external controls and processes, including internal risk assessment and policy implementation, to incorporate a risk-based cybersecurity framework to identify, monitor and mitigate security threats and other strategies to increase security for our information, facilities, and infrastructure.

Risk Management and Strategy

The Company recognizes the risk that cybersecurity threats pose to our operations, and cybersecurity is an important component of our overall risk management strategy. HighPeak Energy’s cybersecurity team consists of certain of our executive officers, as well as internal and third-party cybersecurity personnel, with cybersecurity expertise across multiple industries. The cybersecurity team takes a cross-functional approach to addressing these risks and engages in discussions with the Board and our executive management team on an as-needed basis.

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

Third parties also play a role in the Company’s approach to cybersecurity and its associated risk management framework. HighPeak Energy leverages technological tools and partners with the goal of augmenting and enabling the efforts of its internal cybersecurity team. Separately, our internal auditing processes include processes to identify, manage and oversee the risks from cybersecurity threats associated with our engagement of third-party service providers. In connection with and pursuant to the IRP, our incident response team, made up of management, employees and third-party cybersecurity personnel, works collaboratively across HighPeak Energy to carry out a program that has been designed to protect our information systems from cybersecurity threats, assess and manage risks arising from any such threats, and to respond to potential cybersecurity incidents.

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

Management plays a role in assessing and managing our material risks from cybersecurity threats through membership on our cybersecurity team, as well as by making final materiality determinations and disclosures and other compliance decisions, as reflected in the HighPeak Energy IRP. Our cybersecurity team is made up of experienced professionals, both employees and third parties with extensive backgrounds in information security, risk management, and incident response. This team is lead by an officer of the Company, bringing over a decade of experience in IT leadership, policy development, and technology strategy. With a strong background in overseeing IT departments and driving digital transformation, the team plays a critical role in ensuring the security, efficiency, and innovation of our technology infrastructure. Cybersecurity remains a top priority, with a focus on risk management, regulatory compliance, and safeguarding company data. Our cybersecurity team regularly interacts with the Board of Directors and the Audit Committee, providing insights on IT governance, cybersecurity initiatives, and emerging technology trends.

Impact of Risks from Cybersecurity Threats

As of the date of this Report, though the Company and our service providers have experienced certain cybersecurity incidents, we are not aware of any previous cybersecurity threats that have materially affected, or are reasonably likely to materially affect, the Company, including our business strategy, results of operations or financial condition. Despite the implementation of our cybersecurity processes, we may not be successful in preventing or mitigating a cybersecurity incident that could have a material adverse effect on us.

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

On May 29, 2024, a purported HighPeak stockholder filed a derivative lawsuit in the Delaware Court of Chancery against various current and former HighPeak directors, alleging that the Company’s directors breached their fiduciary duties in approving the compensation awarded to the Company’s CEO and President and that the Company’s CEO was unjustly enriched by the compensation. The initial complaint alleged that the Company’s directors engaged in an inadequate process and approved excessive compensation in the years 2020 through 2023. After the defendants filed a motion to dismiss the initial complaint, the plaintiff filed an amended complaint on September 30, 2024. The amended complaint removed the plaintiff’s challenge to the Company’s President’s compensation, but it continues to challenge the compensation awarded to the Company’s CEO in “at least 2022, 2023, and 2024.” The defendants filed a motion to dismiss the amended complaint, and the court has not yet ruled on that motion. The plaintiff seeks to recover purported damages on behalf of the Company, disgorgement of the Company’s CEO’s compensation, an order requiring HighPeak to make various changes to its corporate governance policies, attorneys’ fees, and other relief. The Company believes the lawsuit is without merit and intends to vigorously defend against it.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

HighPeak Energy’s common stock and warrants are listed and traded on the Nasdaq under the symbols “HPK” and “HPKEW,” respectively.

Holders

As of March 6, 2025, there were 35 holders of record of HighPeak Energy common stock and 5 holders of record of HighPeak Energy’s warrants.

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

Issuer Purchases of Equity Securities

Our common stock repurchase activity for the three months ended December 31, 2024 was as follows:

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Plan	Approximate Dollar Value of Shares that May Yet to Be Purchased Under the Plan(3)(4)
($ in thousands, except per share amounts and shares)
October 1, 2024 - October 31, 2024	—	$—	—	47,809
November 1, 2024 - November 30, 2024	67,289	$14.05	67,289	$46,866
December 1, 2024 - December 31, 2024	490,496	$14.22	490,496	$39,907
Total	557,785	$14.20	557,785

(1) Such shares are cancelled and retired.
(2) The average price paid per share includes any commissions paid to repurchase stock.

(3) In February 2024, our Board approved a stock repurchase program for up to $75.0 million, excluding excise taxes and other expenses. The stock repurchase program expired on December 31, 2024. However, on March 6, 2025, our Board extended the program in its entirety to December 31, 2025. The program may be suspended, modified, or discontinued by the Board at any time.

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

The graph below compares the cumulative total stockholder return on the Company’s common stock during the period from August 24, 2020 through December 31, 2024, with cumulative total returns during the same period for the Standard & Poor’s (“S&P”) 500 Index and the S&P Oil and Gas Exploration & Production Index.

The stock price performance included in this graph is not necessarily indicative of future stock price performance.

ITEM 6. RESERVED

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS {START HERE}

The following discussion and analysis should be read in conjunction with the other sections of this Annual Report, including but not limited to “Items 1 and 2. Business and Properties—Regulation of the Crude Oil and Natural Gas Industry.” Historical financial statements and related notes included elsewhere in this Annual Report. This discussion contains “forward-looking statements” reflecting our current expectations, estimates and assumptions concerning events and financial trends that may affect our future operating results or financial position. Actual results and the timing of events may differ materially from those contained in these forward-looking statements due to a number of factors. Factors that could cause or contribute to such differences include, but are not limited to, market prices for crude oil and natural gas, capital expenditures, economic and competitive conditions, regulatory changes and other uncertainties, as well as those factors discussed below and elsewhere in this Annual Report. Please read Cautionary Statement Concerning Forward-Looking Statements. Also, please read the risk factors and other cautionary statements described under “Part I, Item 1A. Risk Factors.” We assume no obligation to update any of these forward-looking statements, except as required by applicable law. See the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 filed with the SEC on March 6, 2024 for a discussion of the Company’s 2023 results of operations compared with the Company’s 2022 results of operations.

Overview

HighPeak Energy, Inc., a Delaware corporation, was formed in October 2019, is an independent crude oil and natural gas exploration and production company that explores for, develops and produces crude oil, NGL and natural gas in the Permian Basin in West Texas, more specifically, the Midland Basin. The Company’s assets are located primarily in Howard and Borden Counties, Texas, and to a lesser extent Scurry and Mitchell Counties, which lie within the northeastern part of the crude oil-rich Midland Basin. As of December 31, 2024, the assets consisted of two highly contiguous leasehold positions of approximately 154,368 gross (141,907 net) acres, approximately 64% of which were held by production, with an average working interest of 92%. Our acreage is composed of two core areas, Flat Top primarily in the northern portion of Howard County extending into southern Borden County, southwest Scurry County and northwest Mitchell County and Signal Peak in the southern portion of Howard County. We operate approximately 97% of the net acreage across the Company’s assets and more than 90% of the net operated acreage provides for horizontal wells with lateral lengths of 10,000 feet or greater. For the year ended December 31, 2024, approximately 88% and 12% of sales volumes from the assets were attributable to liquids (both crude oil and NGL) and natural gas, respectively. As of December 31, 2024, HighPeak Energy was developing its properties using two (2) drilling rigs and one (1) frac crew and expects to average two (2) drilling rigs and approximately one (1) frac crew during 2025 under our current development plan.

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

Recent Events

Share Repurchase Program. In February 2024, the Company’s board of directors approved a common stock repurchase program to acquire up to $75.0 million of the Company’s outstanding common stock, excluding excise taxes and other expenses, which was subject to being suspended from time to time, modified, extended or discontinued by the board of directors at any time. The common stock repurchase program expired on December 31, 2024 (the “2024 Repurchase Program”). On March 6, 2025, the Company’s board of directors extended the program from its original expiration on December 31, 2024 and extended the program through December 31, 2025 (the “Repurchase Extension”). The Repurchase Extension did not alter any of the original terms of the 2024 Repurchase Program nor did it change the total amount provided for under the original 2024 Repurchase Program. HighPeak’s management the authority to repurchase shares opportunistically in the open market from time to time, through block trades, in privately negotiated transactions or by such other means which comply with applicable state and federal laws.  This is the Company’s second authorization for a stock repurchase program since its founding.

The Company intends to fund the repurchases from available working capital, cash provided from operations and borrowings under its Senior Credit Facility Agreement. The timing, number and value of shares repurchased under the program will be at the discretion of management and the Board of Directors and will depend on a number of factors, including general market and economic conditions, business conditions, the trading price of the Company’s common stock, the nature of other investment opportunities available to the Company and compliance with the Company’s debt and other agreements. The stock repurchase program does not obligate HighPeak to acquire any particular dollar amount or number of shares of its common stock and the stock repurchase program may be suspended from time to time, modified, extended or discontinued by the Company’s Board of Directors. The stock repurchase program authority will expire December 31, 2025.

Dividends and dividend equivalents. In February, May, August and November 2024, the Board declared a quarterly dividend of $0.04 per share of common stock outstanding which resulted in a total of $5.1 million, $5.0 million, $5.0 million and $5.0 million, respectively, in dividends being paid on March 25, 2024, June 25, 2024, September 25, 2024 and December 23, 2024, respectively. In addition, under the terms of the LTIP, the Company paid a dividend equivalent per share to all vested stock option holders of $530,000 in March 2024, $538,000 in June 2024, $534,000 in September 2024 and $531,000 in December 2024. In addition, the Company accrued an additional combined $84,000 in March 2024, $84,000 in June 2024, $86,000 in September 2024 and $86,000 in December 2024 in dividends on the restricted stock issued to directors, management directors and certain employees that will be payable upon vesting, assuming no forfeitures.

Acquisitions. During the year ended December 31, 2024, the Company incurred a total of $14.8 million in acquisition costs related to lease extensions and to acquire additional crude oil and natural gas leases covering additional contiguous bolt-on undeveloped acreage to its Flat Top and Signal Peak operating areas.

Crude oil sales contract. In September 2024, the Company entered into an amended and restated crude oil marketing contract with DK Trading & Supply, LLC (“Delek”) as the purchaser and DKL Permian Gathering, LLC (“DKL”) as the gatherer and transporter. The contract includes the Company’s current and future crude oil production from the majority of its horizontal wells in Flat Top and Signal Peak where DKL is continually constructing a crude oil gathering system and custody transfer meters to most of the Company’s central tank batteries. The contract contains a minimum volume commitment commencing May 2024 that totals $138.7 million based on the gross piped barrels delivered of 23,500 Bopd for the first ten years of the contract at a certain amount per barrel escalating throughout the term of the contract. However, the Company generally has the ability under the contract to cumulatively bank dollars based on excess volumes delivered to offset the minimum volume commitment. For the period from May 1, 2024 to December 31, 2024, the Company has delivered approximately 31,196 Bopd under the contract. The remaining monetary commitment as of December 31, 2024, if the Company never delivers any additional volumes under the agreement, is approximately $130.3 million.

Crude Oil and Natural Gas Industry Considerations. Since mid-2020, crude oil prices have improved, with demand steadily increasing.  In addition, sanctions and import bans on Russia have been implemented by various countries in response to the war in Ukraine, further impacting global crude oil supply. As a result of crude oil and natural gas supply constraints, there have been significant increases in European energy costs, which have resulted in inflationary pressures throughout Europe, increasing prospects of recession in many countries throughout the continent. In April 2023, OPEC announced production cuts of around 1.16 million Bopd.  On June 4, 2023, OPEC agreed to extend these previously announced production cuts through the end of 2024.  On July 3, 2023, Saudi Arabia announced it was extending voluntary cuts through August 2023. However, as a result of current global supply and demand imbalances, crude oil and natural gas prices remain strong, although down from the prior year. In addition, the war between Russia and Ukraine and ongoing conflict between Israel and Hamas and other tensions in the Middle East have resulted in global supply chain disruptions, which has led to significant cost inflation. Such impacts may also be exacerbated by recent developments in the Israel-Hamas conflict. Specifically, the Company’s 2023 and 2024 capital program has been and continues to be impacted by higher prices for steel, diesel, chemicals and services, among other items.

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

Outlook

HighPeak Energy’s financial position and future prospects, including its revenues, operating results, profitability, liquidity, future growth and the value of its assets, depend heavily on prevailing commodity prices. The crude oil and natural gas industry is cyclical and commodity prices are highly volatile and subject to a high degree of uncertainty. For example, during the period from January 1, 2021 through December 31, 2024, the calendar month average NYMEX WTI crude oil price per Bbl ranged from a low of $52.10 to a high of $114.34, and the last trading day NYMEX natural gas price per MMBtu ranged from a low of $1.58 to a high of $9.35.

The markets for the commodities produced by our industry strengthened in 2021 and continued to remain strong through 2024 and into 2025, although the market has decreased from 2022 levels overall, as a result of increased demand outpacing increased supply for each of the commodities we produce. Prices for the commodities produced by our industry improved from historic lows in 2020, with crude oil and natural gas prices reaching their highest average annual price since 2014. However, there are many factors beyond the Company’s control, including commodity markets, unavailability or high cost of drilling rigs, equipment, supplies, personnel, frac crews and oilfield services or supply constraints remain subject to heightened levels of uncertainty as a result of the conflicts between Russia and Ukraine and between Israel and Hamas, elevated interest rates and associated policies of the Federal Reserve, which could adversely affect HighPeak Energy. For additional information on the risks, see “Part I, Item 1A. Risk Factors.”

Given the dynamic nature of this situation, the Company is maintaining flexibility in its capital plan as indicated by its plan to maintain a two (2) drilling rig program for 2025.  The Company will continue to evaluate drilling and completion activity on an economic basis, with future activity levels assessed monthly.  Despite continuing impacts of the factors listed above and future uncertainty, we are focused on maintaining our ability to sustain strong operational performance and financial stability while maximizing returns, improving leverage metrics, and increasing the value of our Midland Basin assets.

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

Financial and Operating Performance

The Company’s financial and operating performance for the year ended December 31, 2024 included the following highlights:

•

Net income for the year ended December 31, 2024 was $95.1 million ($0.67 per diluted share) compared with $215.9 million for the year ended December 31, 2023. The primary components of the $120.8 million decrease in net income include:

•

a $76.3 million increase in DD&A expense due to an 10% increase in daily sales volumes as a result of the Company’s successful horizontal drilling program, in addition to a 7% increase in the DD&A rate from $25.51 to $27.39 per Boe primarily as a result of significant inflationary pressures on capital costs;

•

a $74.1 million increase in the Company’s net derivative instruments loss from a $27.6 million gain to a $46.5 million loss year over year as a result of its crude oil commodity contracts entered into and the change in crude oil prices thereafter;

•

a $41.9 million decrease in crude oil, NGL and natural gas revenues due to a 12% decrease in average realized commodity prices per Boe, partially offset by a 10% increase in daily sales volumes resulting from the Company’s successful horizontal drilling program, excluding the effects of derivatives;

•

a $20.8 million increase in interest expense due to the increase in the Company’s average overall indebtedness and the increase in overall interest rates, partially offset by decreased amortization of debt issuance costs and discounts;

•

a $3.8 million increase in the Company’s general and administrative expenses primarily attributable to increased employee count, salary increases and annual bonuses in addition to increased internal and external audit costs and legal expenses as a result of the growth of the Company; and

•

a $1.2 million increase in production and ad valorem taxes primarily attributable to an increase in ad valorem taxes, partially offset by lower production taxes as a result of lower revenues recognized by the Company;

Partially offset by:

•	a $30.1 million decrease in the Company’s income tax expense primarily due to the net income realized during 2024 being less than the net income realized during 2023;

•

a $27.3 million decrease in loss on extinguishment of debt as a result of the Company refinancing its debt in 2023 which resulted in the recognition of a loss thereon, which included $22.8 million of unamortized debt issuance costs and discounts and a make whole premium on the 10.625% Senior Notes of $4.5 million;

•	a $13.3 million decrease in the Company’s stock-based compensation expense as a result of fewer restricted stock and stock options being issued relative to the prior period;

•

a $13.1 million decrease in lease operating expenses related primarily to lower chemical and treating costs, lower costs of handling produced water and lower workover costs, partially offset by increased pumper, roustabout and supervision costs, communication expenses, rental equipment and contract services;

•	a $5.8 million increase in the Company’s interest income due to the increased cash on hand (interest-bearing) subsequent to the closing of the Term Loan Credit Agreement in September 2023;

•	a $4.5 million decrease in the Company’s other expense primarily as a result of the settlement of a water treatment contract in the prior year; and

•	a $3.8 million decrease in the Company’s exploration and abandonment expense due to a decrease in the amount of leasehold abandonments experienced in 2024 compared to 2023.

•

During the year ended December 31, 2024, average daily sales volumes totaled 49,960 Boepd, an increase of 10% over 2023, due to the Company’s successful horizontal drilling program in the Permian Basin.

•

Weighted average realized crude oil prices per Bbl decreased during the year ended December 31, 2024 to $76.42, excluding the effects of derivatives, compared with $78.26 for 2023. Weighted average realized NGL prices per Bbl increased during the year ended December 31, 2024 to $22.06, compared with $21.51 for 2023. Weighted average realized natural gas prices per Mcf decreased to $0.49 during the year ended December 31, 2024, compared with $1.56 during 2023.

•	Cash provided by operating activities totaled $690.4 million for the year ended December 31, 2024, compared with $756.4 million for the year ended December 31, 2023.

Derivative Financial Instruments

Derivative financial instrument exposure. As of December 31, 2024, the Company was a party to the following open crude oil derivative financial instruments.

					Swaps	Collars, Enhanced Collars & Deferred Premium Puts
Settlement Month	Settlement Year	Type of Contract	Bbls Per Day	Index	Price per Bbl	Floor or Strike Price per Bbl	Ceiling Price per Bbl	Deferred Premium Payable per Bbl
Crude Oil:
Jan - Mar	2025	Swap	7,467	WTI Cushing	$74.69	$—	$—	$—
Jan - Mar	2025	Collar	11,000	WTI Cushing	$—	$63.64	$86.66	$1.54
Jan - Mar	2025	Put	9,000	WTI Cushing	$—	$65.78	$—	$5.00
Apr - Jun	2025	Swap	5,500	WTI Cushing	$76.37	$—	$—	$—
Apr - Jun	2025	Collar	7,989	WTI Cushing	$—	$64.38	$88.55	$2.00
Apr - Jun	2025	Put	9,000	WTI Cushing	$—	$65.78	$—	$5.00
Jul - Sep	2025	Swap	3,000	WTI Cushing	$75.85	$—	$—	$—
Jul - Sep	2025	Collar	7,000	WTI Cushing	$—	$65.00	$90.08	$2.28
Jul - Sep	2025	Put	9,000	WTI Cushing	$—	$65.78	$—	$5.00

The estimated fair value of the outstanding open derivative financial instruments as of December 31, 2024 was a net asset of $2.2 million which is included in current assets and current liabilities on the Company’s consolidated balance sheet as of December 31, 2024. During the year ended December 31, 2024, the Company recognized a net derivative loss of $46.5 million, including a $32.2 million mark-to-market loss and $14.3 million in net monthly settlement payments.

Natural gas derivative instruments. In February 2025, the Company entered into the following natural gas derivative instruments, specifically HH fixed price swaps at $4.43 per MMBtu for 30,000 MMBtu per day for March 2025 through February 2026.

Settlement Month	Settlement Year	Type of Contract	MMBtu Per Day	Index	Price per MMBtu
Natural Gas:
Jan – Mar	2025	Swap	10,333	HH	$4.43
Apr – Jun	2025	Swap	30,000	HH	$4.43
Jul – Sep	2025	Swap	30,000	HH	$4.43
Oct – Dec	2025	Swap	30,000	HH	$4.43
Jan – Mar	2026	Swap	19,667	HH	$4.43

Operations and Drilling Highlights

Average daily crude oil, NGL and natural gas sales volumes are as follows:

Year Ended December 31, 2024
Crude Oil (Bbls)	37,914
NGL (Bbls)	6,241
Natural Gas (Mcf)	34,828
Total (Boe)	49,960

The Company's liquids production was 88% of total production on a Boe basis for the year ended December 31, 2024.

Costs incurred are as follows (in thousands):

Year Ended December 31, 2024
Unproved property acquisition costs	$14,459
Proved acquisition costs	385
Total acquisitions	14,844
Development costs	442,076
Exploration costs	162,223
Total finding and development costs	619,143
Asset retirement obligations	1,068
Total costs incurred	$620,211

Development/service and exploration/extension drilling activity is as follows:

	Year Ended December 31, 2024
	Development/ Service	Exploration/ Extension
Beginning wells in progress	16	15
Well spud	49	12
Successful wells	(52)	(18)
Ending wells in progress	13	9

Results of Operations

Results of operations should be read together with the Company’s consolidated financial statements and related notes included in “Item 8. Financial Statements and Supplementary Data” of this Annual Report. See the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 filed with the SEC on March 6, 2024 for a discussion of the Company’s 2023 results of operations compared with the Company’s 2022 results of operations.

Sources of Revenues

The Company’s revenues, which are entirely originated in the continental United States, are derived from the sale of crude oil and natural gas production and the sale of NGL that are extracted from natural gas during processing. For the years ended December 31, 2024, 2023 and 2022, revenues from our assets were derived approximately 99%, 98% and 95%, respectively, from crude oil sales and 1%, 2% and 5%, respectively, from NGL and natural gas sales.

The Company is subject to credit risk resulting from the concentration of its crude oil and natural gas receivables with significant purchasers. For the year ended December 31, 2024, sales to the Company’s largest purchaser accounted for approximately 76% of the Company’s total crude oil, NGL and natural gas sales revenues. The Company generally does not require collateral and does not believe the loss of this particular purchaser would materially impact its operating results, as crude oil and natural gas are fungible products with well-established markets and numerous purchasers in various regions.

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

The Company monitors the operation of its assets to determine whether it is incurring LOE at an acceptable level. For example, it monitors LOE per Boe to determine if any wells or properties should be shut-in, recompleted or sold. This unit rate also allows the Company to monitor these costs to identify trends and to benchmark against other producers. Although the Company strives to reduce its LOE, these expenses can increase or decrease on a per-unit basis as a result of various factors as it operates its assets or makes acquisitions and dispositions of properties. For example, the Company may increase field-level expenditures to optimize their operations, incurring higher expenses in one quarter relative to another, or they may acquire or dispose of properties that have different LOE per Boe. These initiatives would influence overall operating cost and could cause fluctuations when comparing LOE on a period-to-period basis.

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

Crude oil, NGL and natural gas revenues are as follows (in thousands):

	Year Ended December 31,
	2024	2023	Change
Crude oil, NGL and natural gas revenues	$1,069,414	$1,111,293	$(41,879)

Average daily sales volumes are as follows:

	Year Ended December 31,
	2024	2023	% Change
Crude Oil (Bbls)	37,914	38,041	(0)%
NGL (Bbls)	6,241	4,239	47%
Natural Gas (Mcf)	34,828	19,777	76%
Total (Boe)	49,960	45,577	10%

The increase in average daily Boe sales volumes for the year ended December 31, 2024, compared with 2023 was due to the Company tying in all of its existing production facilities into natural gas gathering, processing and treating facilities and maintaining relatively flat crude oil production utilizing only a two-rig drilling program throughout 2024.

The crude oil, NGL and natural gas prices that the Company reports are based on the market prices received for each commodity. The weighted average prices, excluding the effects of derivatives, are as follows:

	Year Ended December 31,
	2024	2023	% Change
Crude oil per Bbl	$76.42	$78.26	(2)%
NGL per Bbl	$22.06	$21.51	3%
Natural gas per Mcf	$0.49	$1.56	(69)%
Total per Boe	$58.48	$66.80	(12)%

The slight decrease in prices for crude oil, slight increase in prices for NGL and decrease in prices for natural gas for the year ended December 31, 2024, compared with 2023 was due to an overall lower commodity price environment.

Revenue Variance Analysis.

The following table illustrates the variance in revenues attributable to prices versus volumes (in thousands except prices and percentages):

	Year Ended December 31,
	2024	2023	% Change
Total operating revenues	$1,069,414	$1,111,293	(4)%
Average daily sales volumes (Boe)	49,960	45,577	10%
Realized price per Boe	$58.48	$66.80	(12)%

Revenue change from prior period due to prices	$(138,408)		(12)%
Revenue change from prior period due to volumes	96,478		9%
Rounding	51		0%
Total change from prior period revenues	$(41,879)

As detailed above, the decrease in total operating revenues for the year ended December 31, 2024 compared to the same period in 2023 is the result of a 12% decrease in average realized price per Boe partially offset by a 10% increase in average daily sales volumes primarily as a result of the Company’s successful drilling program.

Crude oil and natural gas production costs.

Crude oil and natural gas production costs are as follows (in thousands):

	Year Ended December 31,
	2024	2023	Change
Crude oil and natural gas production costs	$132,244	$145,362	$(13,118)

Crude oil and natural gas production costs per Boe are as follows:

	Year Ended December 31,
	2024	2023	% Change
Lease operating expense	$6.76	$8.04	(16)%
Workover costs	0.47	0.70	(33)%
	$7.23	$8.74	(17)%

Lease operating expense per Boe for 2024 decreased compared with 2023. This is primarily related to lower chemical and treating costs, lower costs of handling produced water and lower workover costs, partially offset by increased pumper, roustabout and supervision costs, communication expenses, rental equipment and contract services.

Production and ad valorem taxes.

Production and ad valorem taxes are as follows (in thousands):

	Year Ended December 31,
	2024	2023	Change
Production and ad valorem taxes	$59,677	$58,472	$1,205

In general, production taxes and ad valorem taxes are directly related to production and commodity price changes; however, Texas ad valorem taxes are based upon prior year commodity prices and valuations as of the first of the year, whereas production taxes are based upon current year commodity prices and sales volumes.

Production and ad valorem taxes per Boe are as follows:

	Year Ended December 31,
	2024	2023	% Change
Production taxes per Boe	$2.87	$3.19	(10)%
Ad valorem taxes per Boe	$0.39	$0.32	22%
	$3.26	$3.51	(7)%

Production taxes per Boe for the year ended December 31, 2024, compared with 2023, decreased primarily due to the 12% overall decrease in realized sales prices. The increase in ad valorem taxes per Boe for the year ended December 31, 2024, compared with 2023, was primarily due to the increase in commodity prices in 2023 and a significant number of wells that came on production during 2023 that had no ad valorem tax in 2023. 2024 was the first year these wells were assessed ad valorem taxes. In Texas, ad valorem taxes are based on a valuation of the wells on January 1 of a given year.

Exploration and abandonments expense.

Exploration and abandonment expense details are as follows (in thousands):

	Year Ended December 31,
	2024	2023	Change
Geologic and geophysical personnel costs	$856	$993	$(137)
Plugging and abandonment expense	551	745	(194)
Abandoned leasehold costs	35	3,372	(3,337)
Geologic and geophysical data costs	34	124	(90)
Exploration and abandonments expense	$1,476	$5,234	$(3,758)

The decrease in exploration and abandonment expenses is primarily the result of $3.3 million less in abandoned leasehold costs related to undeveloped acreage that was not in an area where the Company had current plans to drill and thus the leases were allowed to expire in 2023. The Company remains committed to maintaining as much of its undeveloped acreage leasehold position as possible, but from time to time, certain acreage is not able to be extended at reasonable prices and we are not able to get a drilling rig in the area in time to save the leases for a multitude of reasons. In addition, the Company spent $194,000 less in 2024 on plugging various old vertical wells across our acreage position in accordance with applicable regulations.

Depletion, depreciation and amortization expense.

DD&A expense is as follows (in thousands):

	Year Ended December 31,
	2024	2023	Change
DD&A expense	$500,752	$424,424	$76,328

DD&A expense per Boe is as follows:

	Year Ended December 31,
	2024	2023	% Change
DD&A expense per Boe	$27.39	$25.51	7%

The increase in DD&A expense is primarily due to the increased production associated with our successful horizontal drilling program in addition to an increase in the DD&A rate primarily attributed to increased infrastructure and associated costs as we test new areas.  Based on year-end 2024 proved reserves, we anticipate our DD&A rate going into 2025 to be in the $23.00 per Boe range, similar to the fourth quarter of 2024.

General and administrative expense.

General and administrative expense and stock-based compensation expense are as follows (in thousands):

	Year Ended December 31,
	2024	2023	Change
General and administrative expense	$20,392	$16,598	$3,794
Stock-based compensation expense	$12,701	$25,957	$(13,256)

General and administrative expense per Boe is as follows:

	Year Ended December 31,
	2024	2023	% Change
General and administrative expense per Boe	$1.12	$1.00	12%

The increase in general and administrative expense for the year ended December 31, 2024 is primarily as a result of salary increases and annual bonuses in addition to an increase in internal and external audit costs and legal expenses related to the growth of the Company.

The decrease in noncash stock-based compensation expense is due to fewer awards granted in 2024 compared with 2023.

Interest expense.

Interest expense is as follows (in thousands):

	Year Ended December 31,
	2024	2023	Change
Interest expense on Term Loan Credit Agreement	$149,844	$47,820	$102,024
Interest expense on Senior Credit Facility Agreement	725	98	627
Interest expense on Prior Credit Agreement	—	30,493	(30,493)
Interest expense on 10.625% Senior Notes	—	27,064	(27,064)
Interest expense on 10.000% Senior Notes	—	15,875	(15,875)
Amortization of discounts	9,865	15,140	(5,275)
Amortization of debt issuance costs	8,278	11,411	(3,133)
	$168,712	$147,901	$20,811

The increase in interest expense can be primarily attributed to higher interest rates in 2024 compared to 2023, but more importantly, to increased borrowings under the Term Loan Credit Agreement beginning in September 2023, partially offset by lower amortization of discounts and debt issuance costs with the longer term on the new debt issuances in 2023.

Derivative loss, net.

Derivative loss, net is as follows (in thousands):

	Year Ended December 31,
	2024	2023	Change
Noncash gain (loss) on derivative instruments, net	$(32,218)	$51,796	$(84,014)
Cash paid on settlement of derivative instruments, net	(14,246)	(24,194)	9,948
Gain (loss) on derivative instruments, net	$(46,464)	$27,602	$(74,066)

The Company primarily utilizes commodity swap contracts, collars, enhanced collars and deferred premium puts to (i) reduce the effect of price volatility on the commodities the Company produces and sells, (ii) support the Company’s annual capital budget and expenditure plans and (iii) reduce commodity price risk associated with certain capital projects. The Company’s Term Loan Credit Agreement and Senior Credit Facility Agreement require the Company to hedge certain quantities of its projected crude oil production. The Company may also, from time to time, utilize natural gas contracts or interest rate contracts to reduce the effect of interest rate volatility on the Company’s indebtedness. The above mark-to-market gains and losses and cash settlements relate to crude oil and natural gas derivative swap, enhanced collars and deferred premium put contracts.

Income tax expense.

	Year Ended December 31,
	2024	2023	Change
Income tax expense (in thousands)	$35,851	$65,905	$(30,054)
Effective income tax rate	27.4%	23.4%	4.0%

The change in income tax expense during the year ended December 31, 2024, compared with 2023, was due to decreased net income during the year ended December 31, 2024 compared with 2023. The effective income tax rate differs from the statutory rate primarily due to a revision on the deferred tax asset related to certain stock-based compensation and permanent differences between GAAP income and taxable income. See Note 13 of Notes to Consolidated Financial Statements included in “Item 8. Financial Statements and Supplementary Data” in this Annual Report for additional information.

Liquidity and Capital Resources

Liquidity. The Company’s primary sources of short-term liquidity are (i) cash and cash equivalents, including remaining cash proceeds from our $1.2 billion Term Loan Credit Agreement, (ii) net cash provided by operating activities, (iii) unused borrowing capacity under the Senior Credit Facility Agreement, (iv) on an opportunistic basis, other issuances of debt or equity securities and (v) other sources, such as sales of nonstrategic assets.

The Company’s short-term and long-term liquidity requirements consist primarily of (i) capital expenditures, (ii) acquisitions of crude oil and natural gas properties, (iii) payments of contractual obligations, (iv) working capital obligations, and (v) interest payments on and amortization of its indebtedness. Funding for these cash needs may be provided by any combination of the Company’s sources of liquidity. Although the Company expects its sources of funding will be adequate to fund its 2025 planned capital expenditures and provide adequate liquidity to fund other needs, no assurance can be given that such funding sources will be adequate to meet the Company’s future needs.

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

On November 1, 2023, but included in part of the refinancing of the Company’s overall long-term debt, the Company entered into a Senior Credit Facility Agreement with Fifth Third Bank, National Association (“Fifth Third”) as the administrative agent and collateral agent and a number of banks included in the syndicate to establish a senior revolving credit facility (“Senior Credit Facility Agreement”) that matures on September 30, 2026. The Senior Credit Facility Agreement has aggregate maximum commitments of $100.0 million and effective March 29, 2024 pursuant to the First Facility Amendment, current commitments of $100.0 million and customary debt issuance costs which totaled approximately $1.1 million. Loans under the Senior Credit Facility Agreement bear interest at either the Adjusted Term SOFR (as defined in the Senior Credit Facility Agreement) or the Base Rate (as defined in the Senior Credit Facility Agreement) at the Company’s option, plus an applicable margin ranging (i) for Adjusted Term SOFR loans, from 4.00% to 5.00%, and (ii) for Base Rate loans, from 3.00% to 4.00%, in each case calculated based on the ratio at such time of the outstanding principal loan amounts to the aggregate amount of lenders’ commitments. To the extent that a payment default exists and is continuing, at the election of the Required Lenders (as defined in the Senior Credit Facility Agreement) under the Senior Credit Facility Agreement, all amounts outstanding under the Senior Credit Facility Agreement will bear interest at 2.00% per annum above the rate and margin otherwise applicable thereto. The Company is able to repay any amounts borrowed prior to the maturity date without premium or penalty. The Senior Credit Facility Agreement is guaranteed by the Company and certain of its subsidiaries and is secured by a first lien security interest in substantially all assets of the Company and certain of its subsidiaries.

2025 capital budget. The Company’s capital budget for 2025 is expected to be in the range of approximately $375 to $405 million for drilling, completion, facilities and equipping crude oil wells plus $40 to $50 million for field infrastructure buildout and other costs and $33 - $35 million on one-time infrastructure expenditures. The 2025 capital budget excludes acquisitions, asset retirement obligations, geological and geophysical general and administrative expenses and corporate facilities. HighPeak Energy expects to fund its forecasted capital expenditures with cash on its balance sheet, cash generated by operations and borrowings under the Senior Credit Facility Agreement, if needed. The Company’s capital expenditures for the year ended December 31, 2024 were $604.3 million, excluding acquisitions.

The budget above assumes that the Company will operate an average of two (2) drilling rigs and an average of one (1) frac crew during 2025. However, there are many factors and consequences beyond the Company’s control, such as policies of the Trump Administration, economic downturn or potential recession, geo-political risks and additional actions by businesses, and OPEC and other cooperating countries, that may have an impact on the Company’s future results and drilling plans. For additional information on the risks, see “Part I, Item 1A. Risk Factors.” Given the dynamic nature of this situation, the Company is maintaining flexibility in its capital plan and will continue to evaluate drilling and completion activity on an economic basis, with future activity levels assessed monthly.

Capital resources. As of December 31, 2024, the Company had $1.1 billion in outstanding borrowings under the Term Loan Credit Agreement and approximately $93.1 million available to borrow under the Senior Credit Facility Agreement. The Company also had unrestricted cash on hand of $86.6 million as of December 31, 2024.

Cash flows from operating, investing and financing activities are summarized below (in thousands).

	Year Ended December 31,
	2024	2023	Change
Net cash provided by operating activities	$690,391	$756,389	$(65,998)
Net cash used in investing activities	$(620,843)	$(1,125,935)	$505,092
Net cash provided by financing activities	$(177,414)	$533,557	$(710,971)

Operating activities. The decrease in net cash flow provided by operating activities for the year ended December 31, 2024, compared with 2023, was primarily due to a decrease in cash flow from the statement of operations related mostly to decreased revenues associated with lower commodity prices partially offset by increased production volumes as a result of our successful horizontal drilling program, increased interest expense due to a higher debt balance and increased interest rates, partially offset by lower operating expenses.

Investing activities. The decrease in net cash used in investing activities for the year ended December 31, 2024, compared with 2023, was primarily due to a decrease in additions to crude oil and natural gas properties including drilling and completion operations and a decrease in the change in working capital associated with oil and gas property additions.

Financing activities. The Company’s significant financing activities are as follows:

•

2024: The Company (i) repaid $120.0 million of the Term Loan Credit Agreement, (ii) repurchased $35.2 million of its common stock and (iii) paid dividends to its common stockholders of $20.1 million and dividend equivalents to certain holders of vested stock options of $2.1 million.

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

Interest Rate Risk.  We are exposed to market risk due to the floating interest rate associated with any outstanding balance on the Term Loan Credit Agreement and the Senior Credit Facility Agreement. As of December 31, 2024, we had a $1.1 billion outstanding balance on the Term Loan Credit Agreement and zero outstanding on the Senior Credit Facility Agreement. Our Term Loan Credit Agreement fixes the interest rate for all of the principal balance for a period of three months and the Senior Credit Facility Agreement allows us to fix the interest rate for all or a portion of the principal balance for a period of up to six months. To the extent that the interest rate is fixed, interest rate changes will affect the Term Loan Credit Agreement’s and Senior Credit Facility Agreement’s fair value but will not impact results of operations or cash flows. Conversely, for the portion of the Term Loan Credit Agreement and Senior Credit Facility Agreement that has a floating interest rate, interest rate changes will not affect the fair value but will impact future results of operations and cash flows.

Commodity Price Risk.  The prices we receive for our crude oil, NGL and natural gas production directly impact our revenue, profitability, access to capital, and future rate of growth. Crude oil, NGL and natural gas prices are subject to unpredictable fluctuations resulting from a variety of factors, including changes in supply and demand and the macroeconomic environment, and seasonal anomalies, all of which are typically beyond our control. The markets for crude oil, NGL and natural gas have been volatile, especially over the last several years. Commodity prices have improved from historic lows in 2020 resulting from the impacts of the COVID-19 pandemic. Additionally, commodity prices are subject to heightened levels of uncertainty related to geopolitical issues such as the ongoing armed conflict between Russia and Ukraine. The realized prices we receive for our production also depend on numerous factors that are typically beyond our control. Based on our 2024 sales volumes and excluding the effects on derivatives, a $1.00 per barrel increase (decrease) in the weighted average crude oil price for the year ended December 31, 2024 would have increased (decreased) the Company’s crude oil and NGL revenues by approximately $14.5 million and a $0.10 per Mcf increase (decrease) in the weighted average natural gas price for the year ended December 31, 2024 would have increased (decreased) the Company’s natural gas revenues by approximately $1.3 million.

We enter into commodity derivative contracts to reduce the risk of fluctuations in commodity prices. The fair value of our commodity derivative contracts is largely determined by estimates of the forward curves of the relevant price indices. As of December 31, 2024, a $1.00 increase (decrease) in the forward curves associated with our crude oil commodity derivative instruments would have changed our net derivative positions for these products by approximately $1.4 million.

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

The following table provides a reconciliation of our net income (GAAP) to EBITDAX (non-GAAP) for the periods presented (in thousands):

	Year Ended December 31,
	2024	2023	2022
Net income	$95,069	$215,866	$236,854
Interest expense	168,712	147,901	50,610
Interest income	(8,685)	(2,908)	(266)
Income tax expense	35,851	65,905	75,361
Depletion, depreciation and amortization	500,752	424,424	177,742
Accretion of discount	966	522	370
Exploration and abandonment expense	1,476	5,234	1,149
Stock-based compensation	12,701	25,957	33,352
Derivative related noncash activity	32,218	(51,796)	1,909
Other expense	3,795	8,262	—
Loss on extinguishment of debt	—	27,300	—
EBITDAX	$842,855	$866,667	$577,081

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

The Company’s proved reserve information included in this Annual Report as of December 31, 2024, 2023 and 2022 was prepared by independent petroleum engineers. Because these estimates depend on many assumptions, all of which may substantially differ from future actual results, proved reserve estimates will be different from the quantities of crude oil and natural gas that are ultimately recovered. In addition, results of drilling, testing and production after the date of an estimate may justify material revisions, positively or negatively, to the estimate of proved reserves. For the year ended December 31, 2024, net upward revisions of our proved reserves totaled approximately 18,017 MBoe and for the years ended December 31, 2023 and 2022, net downward revisions of our proved reserves totaled approximately 16,093 MBoe and 9,211 MBoe, respectively. We cannot predict the amounts or timing of future reserve revisions or removals.

It should not be assumed that the standardized measure included in this Annual Report as of December 31, 2024 is the current market value of the Company’s estimated proved reserves. In accordance with SEC requirements, the Company based the 2024 standardized measure on a twelve-month average of commodity prices on the first day of each month in 2024 and prevailing costs on the date of the estimate. Actual future prices and costs may be materially higher or lower than the prices and costs utilized in the estimate. See “Items 1 and 2. Business and Properties” and Unaudited Supplementary Data included in “Item 8. Financial Statements and Supplementary Data” for additional information.

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

Impairment of unproved crude oil and natural gas properties. At December 31, 2024, the Company carried unproved property costs of $70.9 million. Management assesses unproved crude oil and natural gas properties for impairment on a project-by-project basis. Management's impairment assessments include evaluating the results of exploration activities, management's price outlooks and planned future sales or expiration of all or a portion of such projects.

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

Uncertain tax positions. The Company recognizes the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained upon examination by the taxing authorities, based upon the technical merits of the position. If all or a portion of the unrecognized tax benefits is sustained upon examination by the taxing authorities, the tax benefit will be recorded as a reduction to the Company's deferred tax liability and will affect the Company's effective tax rate in the period it is recorded. As of December 2024, the Company did not have any unrecognized tax benefits. See Note 13 of Notes to Consolidated Financial Statements included in "Item 8. Financial Statements and Supplementary Data" for additional information.

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

During the period from January 1, 2021 through December 31, 2024, the calendar month average NYMEX WTI crude oil price per Bbl ranged from a low of $52.10 to a high of $114.34, and the last trading day NYMEX natural gas price per MMBtu ranged from a low of $1.58 to a high of $9.35. A $1.00 per barrel increase (decrease) in the weighted average crude oil price for the year ended December 31, 2024 would have increased (decreased) the Company’s crude oil and NGL revenues by approximately $14.5 million, excluding the effects of derivatives, and a $0.10 per Mcf increase (decrease) in the weighted average natural gas price for the year ended December 31, 2024 would have increased (decreased) the Company’s natural gas revenues by approximately $1.3 million, excluding the effects of derivatives.

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

The average forward prices based on December 31, 2024 market quotes were as follows:

	Year Ending December 31 2025	Year Ending December 31, 2026
Average forward NYMEX crude oil price per Bbl	$69.59	$66.45
Average forward NYMEX natural gas price per MMBtu	$3.53	$3.91

The average forward purchase prices based on March 6, 2025 market quotes were as follows:

	Remainder of 2025	Year Ending December 31, 2026
Average forward NYMEX crude oil price per Bbl	$64.41	$62.48
Average forward NYMEX natural gas price per MMBtu	$4.66	$4.25

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

Interest Rate Risk. At December 31, 2024, we had $1.1 billion outstanding under the Term Loan Credit Agreement and had $93.1 million of available borrowing capacity under the Senior Credit Facility Agreement. The Company is subject to interest rate risk on its variable rate debt from our Term Loan Credit Agreement and Senior Credit Facility Agreement. The Company also periodically has fixed rate debt but does not currently utilize derivative instruments to manage the economic effect of changes in interest rates. The impact of a 1% increase in interest rates on our outstanding debt as of December 31, 2024 would have resulted in an annual increase in interest expense of approximately $10.8 million.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of HighPeak Energy, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of HighPeak Energy, Inc. and its subsidiaries (the Company) as of December 31, 2024 and 2023, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2024, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Austin, Texas

March 10, 2025

HighPeak Energy, Inc.

Consolidated Balance Sheets

(in thousands, except share data)

	December 31,
	2024	2023
ASSETS
Current assets:
Cash and cash equivalents	$86,649	$194,515
Accounts receivable	85,242	94,589
Inventory	10,952	7,254
Derivative instruments	7,582	31,480
Prepaid expenses	4,587	995
Total current assets	195,012	328,833
Crude oil and natural gas properties, using the successful efforts method of accounting:
Proved properties	3,959,545	3,338,107
Unproved properties	70,868	72,715
Accumulated depletion, depreciation and amortization	(1,184,684)	(684,179)
Total crude oil and natural gas properties, net	2,845,729	2,726,643
Other property and equipment, net	3,201	3,572
Derivative instruments	—	16,059
Other noncurrent assets	19,346	5,684
Total assets	$3,063,288	$3,080,791
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$120,000	$120,000
Accounts payable – trade	74,011	63,583
Accrued capital expenditures	35,170	39,231
Revenues and royalties payable	26,838	29,724
Other accrued liabilities	22,196	19,613
Derivative instruments	5,380	13,054
Operating leases	719	528
Advances from joint interest owners	316	262
Accrued interest	—	1,398
Total current liabilities	284,630	287,393
Noncurrent liabilities:
Long-term debt, net	928,384	1,030,299
Deferred income taxes	232,398	197,068
Asset retirement obligations	14,750	13,245
Operating leases	670	—
Derivative instruments	—	65
Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock, $0.0001 par value, 10,000,000 shares authorized, none issued and outstanding at December 31, 2024 and 2023	—	—
Common stock, $0.0001 par value, 600,000,000 shares authorized, 126,067,436 and 128,420,923 shares issued and outstanding at December 31, 2024 and 2023, respectively	13	13
Additional paid-in capital	1,166,609	1,189,424
Retained earnings	435,834	363,284
Total stockholders’ equity	1,602,456	1,552,721
Total liabilities and stockholders’ equity	$3,063,288	$3,080,791

The accompanying notes are an integral part of these consolidated financial statements.

HighPeak Energy, Inc.

Consolidated Statements of Operations

(in thousands, except per share data)

	Years Ended December 31,
	2024	2023	2022
Operating Revenues:
Crude oil sales	$1,060,476	$1,086,598	$715,469
NGL and natural gas sales	8,938	24,695	40,217
Total operating revenues	1,069,414	1,111,293	755,686
Operating Costs and Expenses:
Crude oil and natural gas production	132,244	145,362	69,599
Production and ad valorem taxes	59,677	58,472	38,440
Exploration and abandonments	1,476	5,234	1,149
Depletion, depreciation and amortization	500,752	424,424	177,742
Accretion of discount	966	522	370
General and administrative	20,392	16,598	12,470
Stock-based compensation	12,701	25,957	33,352
Total operating costs and expenses	728,208	676,569	333,122
Other expense	3,795	8,262	—
Income from operations	337,411	426,462	422,564
Interest income	8,685	2,908	266
Interest expense	(168,712)	(147,901)	(50,610)
(Loss) gain on derivative instruments, net	(46,464)	27,602	(60,005)
Loss on extinguishment of debt	—	(27,300)	—
Income before income taxes	130,920	281,771	312,215
Provision for income taxes	35,851	65,905	75,361
Net income	$95,069	$215,866	$236,854
Earnings per share:
Basic net income	$0.69	$1.64	$2.04
Diluted net income	$0.67	$1.58	$1.93

Weighted average shares outstanding:
Basic	125,281	117,956	104,738
Diluted	129,205	123,020	111,164

Dividends declared per share	$0.16	$0.10	$0.10

The accompanying notes are an integral part of these consolidated financial statements.

HighPeak Energy, Inc.

Consolidated Statements of Changes in Stockholders’ Equity

(in thousands)

Years ended December 31, 2022, 2023 and 2024
	Shares Outstanding	Common Stock	Additional Paid-in- Capital	Retained Earnings (Accumulated Deficit)	Total Stockholders’ Equity
Balance, December 31, 2021	96,774	$10	$617,489	$(64,436)	$553,063
Dividends declared ($0.10 per share)	—	—	—	(10,623)	(10,623)
Dividend equivalents declared on outstanding stock options ($0.10 per share)	—	—	—	(1,055)	(1,055)
Stock issued for acquisitions	10,854	1	264,981	—	264,982
Stock issued in private placement	3,933	—	85,000	—	85,000
Stock issuance costs	—	—	(339)	—	(339)
Exercise of warrants	971	—	7,805	—	7,805
Stock-based compensation costs:
Shares issued upon options being exercised	12	—	120	—	120
Restricted shares issued to outside directors	21	—	—	—	—
Restricted shares issued to employees	600	—	—	—	—
Compensation costs included in net income	—	—	33,840	—	33,840
Net income	—	—	—	236,854	236,854
Balance, December 31, 2022	113,165	11	1,008,896	160,740	1,169,647
Dividends declared ($0.10 per share)	—	—	—	(12,076)	(12,076)
Dividend equivalents declared on outstanding stock options ($0.10 per share)	—	—	—	(1,246)	(1,246)
Stock issued in public offering	14,835	2	155,766	—	155,768
Stock issuance costs	—	—	(5,371)	—	(5,371)
Exercise of warrants	350	—	4,028	—	4,028
Stock-based compensation costs:
Shares issued upon options being exercised	12	—	148	—	148
Restricted shares issued to outside directors	59	—	—	—	—
Compensation costs included in net income	—	—	25,957	—	25,957
Net income	—	—	—	215,866	215,866
Balance, December 31, 2023	128,421	13	1,189,424	363,284	1,552,721
Dividends declared ($0.16 per share)	—	—	—	(20,395)	(20,395)
Dividend equivalents declared on outstanding stock options ($0.16 per share)	—	—	—	(2,124)	(2,124)
Exercise of warrants	—	—	1	—	1
Repurchased shares under buyback program	(2,408)	—	(35,517)	—	(35,517)
Stock-based compensation costs:
Restricted shares issued to outside directors	54	—	—	—	—
Compensation costs included in net income	—	—	12,701	—	12,701
Net income	—	—	—	95,069	95,069
Balance, December 31, 2024	126,067	$13	$1,166,609	$435,834	$1,602,456

The accompanying notes are an integral part of these consolidated financial statements.

HighPeak Energy, Inc.

Consolidated Statements of Cash Flows

(in thousands)

	Years Ended December 31,
	2024	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$95,069	$215,866	$236,854
Adjustments to reconcile net income to net cash provided by operations:
Provision for deferred income taxes	35,330	65,905	75,361
Loss on extinguishment of debt	—	27,300	—
Loss gain on derivative instruments, net	46,464	(27,602)	60,005
Cash paid on settlement of derivative instruments	(14,246)	(24,194)	(58,096)
Amortization of debt issuance costs	8,278	11,411	5,635
Amortization of discounts on long-term debt	9,865	15,140	7,735
Stock-based compensation expense	12,701	25,957	33,352
Accretion expense	966	522	370
Depletion, depreciation and amortization expense	500,752	424,424	177,742
Exploration and abandonment expense	620	4,242	146
Changes in operating assets and liabilities:
Accounts receivable	9,347	2,007	(57,218)
Prepaid expenses, inventory and other assets	(19,474)	6,923	(11,959)
Accounts payable, accrued liabilities and other current liabilities	4,719	8,488	34,087
Net cash provided by operating activities	690,391	756,389	504,014
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to crude oil and natural gas properties	(604,828)	(1,009,855)	(1,046,739)
Changes in working capital associated with oil and gas property additions	(1,294)	(100,802)	128,938
Acquisitions of crude oil and natural gas properties	(14,844)	(15,085)	(262,363)
Proceeds from sales of properties	339	—	—
Other property additions	(216)	(193)	(2,244)
Net cash used in investing activities	(620,843)	(1,125,935)	(1,182,408)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments under Term Loan Credit Agreement	(120,000)	—	—
Repurchased shares under buyback program	(35,166)	—	—
Dividends paid	(20,058)	(11,864)	(10,412)
Dividend equivalents paid	(2,133)	(1,251)	(1,196)
Debt issuance costs	(58)	(28,444)	(17,128)
Proceeds from exercises of warrants	1	4,028	7,805
Borrowings under Term Loan Credit Agreement, net of discount	—	1,170,000	—
Borrowings under Prior Credit Agreement	—	255,000	925,000
Proceeds from issuance of senior notes, net of discount	—	—	440,179
Repayments under Prior Credit Agreement	—	(525,000)	(755,000)
Repayments of 10.000% Senior Notes and 10.625% Senior Notes	—	(475,000)	—
Premium on extinguishment of debt	—	(4,457)	—
Proceeds from issuance of common stock	—	155,768	85,000
Stock offering costs	—	(5,371)	(339)
Proceeds from exercises of stock options	—	148	120
Net cash provided by financing activities	(177,414)	533,557	674,029
Net (decrease) increase in cash and cash equivalents	(107,866)	164,011	(4,365)
Cash and cash equivalents, beginning of period	194,515	30,504	34,869
Cash and cash equivalents, end of period	$86,649	$194,515	$30,504
Supplemental cash flow information:
Cash paid for interest	$151,967	$133,104	$24,268
Cash paid for income taxes	$—	$—	$—
Supplemental disclosure of non-cash transactions:
Stock issued for acquisitions	$—	$—	$264,982
Additions to asset retirement obligations	$1,068	$6,048	$2,879

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

NOTE 2. Basis of Presentation and Summary of Significant Accounting Policies

Presentation. The accompanying consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). In the opinion of management, the consolidated financial statements include all adjustments and accruals, consisting only of normal, recurring adjustments and accruals necessary for a fair presentation of the consolidated financial statements in conformity with GAAP. The Company evaluated subsequent events after the balance sheet date of December 31, 2024, through the date of this Annual Report.

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

Accounts receivable. As of December 31, 2024 and 2023, the Company’s accounts receivables primarily consist of amounts due from the sale of crude oil, NGL and natural gas of $76.0 million and $82.5 million, respectively, and are based on estimates of sales volumes and realized prices the Company anticipates it will receive, joint interest receivables of $4.7 million and $4.4 million, respectively, current U.S. federal income tax receivables of $3.1 million and $3.2 million, respectively, and receivables related to settlements of derivative contracts of $1.4 million and $4.5 million, respectively. The Company’s share of crude oil, NGL and natural gas production is sold to various purchasers who must be prequalified under the Company’s credit risk policies and procedures. The Company’s credit risk related to collecting accounts receivables is mitigated by using credit and other financial criteria to evaluate the credit standing of the entity obligated to make payment on the accounts receivable, and where appropriate, the Company obtains assurances of payment, such as a guarantee by the parent company of the counterparty or other credit support.

Accounts receivable are stated at amounts due from purchasers or joint interest owners, net of an allowance for expected losses as estimated by the Company when collection is doubtful. For receivables from joint interest owners, the Company typically has the ability to withhold future revenue disbursements to recover any non-payment of joint interest billings. Accounts receivable from purchasers or joint interest owners outstanding longer than the contractual payment terms are considered past due. The Company determines its allowance for each type of receivable by considering a number of factors, including the length of time accounts receivable are past due, the Company’s previous loss history, the debtor’s current ability to pay its obligation to the Company, the condition of the general economy and the industry as a whole. The Company writes off specific accounts receivable when they become uncollectible, and payments subsequently received on such receivables are credited to the allowance for expected losses. As of December 31, 2024 and 2023, the Company had no allowance for credit losses related to accounts receivable and no allowance for credit losses, respectively.

Concentration of credit risk. The Company is subject to credit risk resulting from the concentration of its crude oil and natural gas receivables with significant purchasers. For the years ended December 31, 2024, 2023 and 2022, sales to the Company’s largest purchaser accounted for approximately 76%, 82% and 88%, respectively, of the Company’s total crude oil, NGL and natural gas sales revenues and for the years ended December 31, 2024 and 2023, sales to the Company’s second largest purchaser accounted for approximately 18% and 14%, respectively, of the Company’s total crude oil, NGL and natural gas revenues. The Company generally does not require collateral and does not believe the loss of these particular purchasers would materially impact its operating results, as crude oil and natural gas are fungible products with well-established markets and numerous purchasers in various regions.

Inventory. Inventory is comprised primarily of crude oil and natural gas drilling and completion or repair items such as pumps, tubing, casing, vessels, operating supplies and ordinary maintenance materials and parts. The materials and supplies inventory is primarily acquired for use in future drilling and completion or repair operations and is carried at the lower of cost or net realizable value, on a weighted average cost basis. Valuation allowances for materials and supplies inventories are recorded as reductions to the carrying values of the materials and supplies inventories in the Company’s consolidated balance sheet and as charges to other expense in the consolidated statements of operations. The Company’s materials and supplies inventory as of December 31, 2024 and 2023 is $11.0 million and $7.3 million, respectively, and the Company has not recognized any valuation allowance to date.

Prepaid expenses. Prepaid expenses are comprised primarily of fees related to strategic alternatives that will be deducted from eventual commissions on a future transaction, caliche that will be used on future locations and roads in our development areas and prepaid agency fees and software maintenance fees that will be amortized over the life of the contracts. Prepaid expenses as of December 31, 2024 and 2023 are $4.6 million and $1.0 million, respectively.

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

Other property and equipment, net. Other property and equipment is recorded at cost. The carrying values of other property and equipment, net of accumulated depreciation of $1.1 million and $904,000 as of December 31, 2024 and 2023, respectively, are as follows (in thousands):

	December 31,
	2024	2023
Land	$1,869	$2,139
Transportation equipment	620	689
Buildings	516	530
Leasehold improvements	193	209
Field equipment	2	4
Furniture and fixtures	1	1
Total other property and equipment, net	$3,201	$3,572

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

Aid-in-construction assets. As of December 31, 2024 and 2023, the Company had aid-in-construction assets totaling $18.0 million and $5.2 million, respectively, included in other noncurrent assets. The Company funded aid-in-construction projects during the years ended December 31, 2024, 2023 and 2022 of $17.5 million, $1.0 million and $2.6 million, respectively, under the contract. The Company has received and will continue to receive payments based on gross system throughput, including any third-party natural gas that is potentially tied into the Flat Top gathering system in the future. Payments received during the years ended December 31, 2024, 2023 and 2022 were approximately $2.0 million, $924,000 and $471,000, respectively. The contract calls for future additional aid-in-construction fundings if expansions of the system are necessary as determined in the sole discretion of the Company.

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

Current liabilities. Current liabilities as of December 31, 2024 and 2023 totaled approximately $284.6 million and $287.4 million, respectively, including current maturities of long-term debt, trade accounts payable, accrued capital expenditures, revenues and royalties payable, derivative liabilities and accruals for operating and general and administrative expenses, interest expense, operating leases, dividends and dividend equivalents and other miscellaneous items.

Debt issuance costs and original issue discount. The Company has paid a total of $25.1 million in debt issuance costs, $58,000 and $25.0 million of which was incurred during the years ended December 31, 2024 and 2023, respectively, primarily related to the completion of the Term Loan Credit Agreement and Senior Credit Facility Agreement. In addition, the Company incurred $3.3 million during the year ended December 31, 2023 primarily related to amendments to the Prior Credit Agreement. Amortization based on the straight-line method over the terms of the Term Loan Credit Agreement, Senior Credit Facility Agreement, Prior Credit Agreement, 10.000% Senior Notes and 10.625% Senior Notes which approximates the effective interest method was $8.3 million, $11.4 million and $5.6 million during the years ended December 31, 2024, 2023 and 2022, respectively. In addition, the Company realized a total of $64.8 million in original issue discounts on the issuance of its Term Loan Credit Agreement, 10.000% Senior Notes and 10.625% Senior Notes that is being amortized over the life of the agreements which approximates the effective interest method and was $9.9 million, $15.1 million and $7.7 million during the years ended December 31, 2024, 2023 and 2022, respectively. All unamortized debt issuance costs and discounts as of the termination of the Prior Credit Agreement and redemption of the 10.000% Senior Notes and 10.625% Senior Notes during September 2023 were charged to expense and included in loss on extinguishment of debt in the accompanying consolidated statements of operations. See Note 7 for more information. As of December 31, 2024 and 2023, the remaining net debt issuance costs and discounts related to the Term Loan Credit Agreement and Senior Credit Facility Agreement are netted against the outstanding long-term debt on the accompanying consolidated balance sheets.

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

The Company enters into contracts with purchasers to sell its crude oil, NGL and natural gas production. Revenue on these contracts is recognized in accordance with the five-step revenue recognition model prescribed in ASC 606. Specifically, revenue is recognized when the Company’s performance obligations under these contracts are satisfied, which generally occurs with the transfer of control of the crude oil and natural gas to the purchaser. Control is generally considered transferred when the following criteria are met: (i) transfer of physical custody, (ii) transfer of title, (iii) transfer of risk of loss and (iv) relinquishment of any repurchase rights or other similar rights. Given the nature of the products sold, revenue is recognized at a point in time based on the amount of consideration the Company expects to receive in accordance with the price specified in the contract. Consideration under the crude oil and natural gas marketing contracts is typically received from the purchaser one to two months after the date of sale. As of December 31, 2024 and 2023, the Company had receivables related to contracts with purchasers of approximately $76.0 million and $82.5 million, respectively.

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

The Company reviews its deferred tax assets for recoverability and establishes a valuation allowance based on projected future taxable income, applicable tax strategies and the expected timing of the reversals of existing temporary differences. A valuation allowance is provided when it is more likely than not (likelihood of greater than 50 percent) that some portion or all the deferred tax assets will not be realized. The Company has not established a valuation allowance as of December 31, 2024 and 2023.

Tax benefits from uncertain tax positions are recognized only if it is more likely than not that the tax position will be sustained upon examination by the taxing authorities, based upon the technical merits of the position. If all or a portion of the unrecognized tax benefit is sustained upon examination by the taxing authorities, the tax benefit will be recognized as a reduction to the Company’s deferred tax liability and will affect the Company’s effective tax rate in the period it is recognized. See Note 13 for additional information.

Tax-related interest charges are recorded as interest expense and any tax-related penalties as other expense in the consolidated statements of operations of which there have been none to date.

The Company is also subject to Texas margin tax. The Company realized current Texas margin tax for the year ended December 31, 2024 in the accompanying consolidated financial statements. However, during prior years, the Company realized no current Texas margin tax as we did not owe any Texas margin tax.

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

Stock-based compensation for restricted stock awarded to outside directors, employee members of the Board and certain other employees is measured at the grant or modification date using the fair value of the award and is recognized on a straight-line basis over the requisite service period of the respective award.

Reportable Segments. The Company is an independent energy company engaged in the exploration, development and production of crude oil and natural gas. The Company’s crude oil and natural gas exploration and production activities are solely focused in the U.S., specifically the Midland Basin portion of the Permian Basin in West Texas. For financial reporting purposes, the Company aggregates its operations into one reporting segment due to the similar geographic location and nature of the operations.

The Company’s Chief Executive Officer is the chief operating decision maker (“CODM”). To assess the performance of our assets, the CODM uses net income. We believe net income provides information useful in assessing our operating and financial performance across periods.

The following table reflects the Company’s net income, assets and capital expenditures for the Company’s one reporting segment for the time periods presented:

	For the Year Ended December 31,
	2024	2023	2022
Total operating revenues	$1,069,414	$1,111,293	$755,686

Lease operating expenses	123,590	133,737	66,933
Production and ad valorem taxes	59,677	58,472	38,440
Expensed workover costs	8,654	11,625	2,666
Total significant expenses	191,921	203,834	108,039
Depletion, depreciation and amortization	500,752	424,424	177,742
General and administrative expenses, including stock-based comp	33,093	42,555	45,822
Interest expense, net	160,027	172,293	50,344
Provision for income taxes	35,851	65,905	75,361
Other segment items(1)	52,701	(13,584)	61,524
Total expenses	974,345	895,427	518,832

Net income	$95,069	$215,866	$236,854

Total assets	$3,063,288	$3,080,791	$2,279,482

Capital costs incurred, including acquisitions	$620,211	$1,030,163	$1,576,955

(1)	Other segment items included in segment net income are exploration and abandonment expense, accretion of discount, other expense and gains and losses on derivative instruments.

Recently adopted accounting pronouncements. In November 2023, the FASB issued ASU 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures.” This ASU updates reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses and information used to assess segment performance. The amendments in this ASU are effective for public entities for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The Company adopted this update effective December 31, 2024. The adoption of this update had no impact on the Company’s financial position, results of operations or liquidity.

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

Other Acquisitions. During the years ended December 31, 2024, 2023 and 2022, the Company also incurred an additional $14.8 million, $15.1 million and $23.0 million, respectively, in acquisition costs primarily to acquire various undeveloped crude oil and natural gas properties largely contiguous to its Flat Top and Signal Peak operating areas primarily in Howard, Borden, Mitchell and Scurry counties.

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

Assets and liabilities measured at fair value on a recurring basis. Assets and liabilities measured at fair value on a recurring basis as of December 31, 2024 and 2023 are as follows (in thousands):

	As of December 31, 2024
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Commodity price derivatives – current	$—	$7,582	$—	$7,582
Liabilities:
Commodity price derivatives – current	—	5,380	—	5,380
Total recurring fair value measurements	$—	$2,202	$—	$2,202

	As of December 31, 2023
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Commodity price derivatives – current	$—	$31,480	$—	$31,480
Commodity price derivatives – noncurrent	—	16,059	—	16,059
Total assets	—	47,539	—	47,539
Liabilities:
Commodity price derivatives – current	—	13,054	—	13,054
Commodity price derivatives – noncurrent	—	65	—	65
Total liabilities	—	13,119	—	13,119
Total recurring fair value measurements	$—	$34,420	$—	$34,420

Commodity price derivatives. The Company’s commodity price derivatives are currently made up of crude oil swap contracts, enhanced collars, costless collars and deferred premium put options. The Company measures derivatives using an industry-standard pricing model that is provided by the counterparties. The inputs utilized in the third-party discounted cash flow and option-pricing models for valuing commodity price derivatives include forward prices for crude oil, contracted volumes, volatility factors and time to maturity, which are considered Level 2 inputs.

Assets and liabilities measured at fair value on a nonrecurring basis. Certain assets and liabilities are measured at fair value on a nonrecurring basis. These assets and liabilities are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances. Specifically, (i) stock-based compensation is measured at fair value on the date of grant based on Level 1 inputs for restricted stock awards or Level 2 inputs for stock option awards based upon market data, (ii) the estimates and fair value measurements used for the evaluation of proved property for potential impairment using Level 3 inputs based upon market conditions in the area, and (iii) asset retirement obligations are measured at estimated fair value on the date the liabilities are incurred using Level 3 inputs based on expected future costs to retire the assets, market conditions and estimated lives of the assets. The Company assesses the recoverability of the carrying amount of certain assets and liabilities whenever events or changes in circumstances indicate the carrying amount of an asset or liability may not be recoverable. These assets and liabilities can include inventories, proved and unproved crude oil and natural gas properties and other long-lived assets that are written down to fair value when they are impaired or held for sale. The Company did not record any impairments to proved or unproved crude oil and natural gas properties for the periods presented in the accompanying consolidated financial statements.

Financial instruments not carried at fair value. As of December 31, 2024 and 2023, the Company has financial instruments consisting primarily of cash and cash equivalents, accounts receivable, accounts payable, long-term debt (specifically the Term Loan Credit Agreement and Senior Credit Facility Agreement), and other current assets and liabilities that approximate fair value due to the nature of the instrument and their relatively short maturities.

NOTE 5. Derivative Financial Instruments

The Company primarily utilizes commodity swap contracts, deferred premium put options, collars and enhanced collars to (i) reduce the effect of price volatility on the commodities the Company produces and sells, (ii) support the Company’s capital budgeting and expenditure plans, (iii) protect the Company’s commitments under the Term Loan Credit Agreement and Senior Credit Facility Agreement and (iv) support the payment of contractual obligations.

The following table summarizes the effect of derivative instruments on the Company’s consolidated statements of operations (in thousands):

	Year Ended December 31,
	2024	2023	2022

Noncash gain (loss) on derivative instruments, net	$(32,218)	$51,796	$(1,909)
Cash paid on settlement of derivative instruments, net	(14,246)	(24,194)	(58,096)
Gain (loss) on derivative instruments, net	$(46,464)	$27,602	$(60,005)

Crude oil production derivatives. The Company sells its crude oil production at the lease and the sales contracts governing such crude oil production are tied directly to, or are correlated with, NYMEX WTI Cushing and Argus WTI Midland crude oil prices. As such, the Company primarily uses NYMEX WTI Cushing derivative contracts as well as Argus WTI Midland basis swaps from time to time to manage future crude oil price volatility. The Argus WTI Midland basis differential represents the amount of premium to NYMEX WTI Cushing.

The Company’s outstanding NYMEX WTI Cushing and Argus WTI Midland crude oil derivative instruments as of December 31, 2024 and the weighted average crude oil prices and premiums payable per barrel for those contracts are as follows:

					Swaps	Collars, Enhanced Collars & Deferred Premium Puts
Settlement Month	Settlement Year	Type of Contract	Bbls Per Day	Index	Price per Bbl	Floor or Strike Price per Bbl	Ceiling Price per Bbl	Deferred Premium Payable per Bbl
Crude Oil:
Jan - Mar	2025	Swap	7,467	WTI Cushing	$74.69	$—	$—	$—
Jan - Mar	2025	Collar	11,000	WTI Cushing	$—	$63.64	$86.66	$1.54
Jan - Mar	2025	Put	9,000	WTI Cushing	$—	$65.78	$—	$5.00
Apr - Jun	2025	Swap	5,500	WTI Cushing	$76.37	$—	$—	$—
Apr - Jun	2025	Collar	7,989	WTI Cushing	$—	$64.38	$88.55	$2.00
Apr - Jun	2025	Put	9,000	WTI Cushing	$—	$65.78	$—	$5.00
Jul - Sep	2025	Swap	3,000	WTI Cushing	$75.85	$—	$—	$—
Jul - Sep	2025	Collar	7,000	WTI Cushing	$—	$65.00	$90.08	$2.28
Jul - Sep	2025	Put	2,000	WTI Cushing	$—	$65.78	$—	$5.00

The Company uses credit and other financial criteria to evaluate the credit standings of, and to select, counterparties to its derivative financial instruments. Although the Company does not obtain collateral or otherwise secure the fair value of its derivative financial instruments, associated credit risk is mitigated by the Company’s credit risk policies and procedures.

Net derivative assets associated with the Company’s open commodity derivative instruments by counterparty are as follows (in thousands):

As of December 31, 2024
Mercuria Energy Trading SA	$3,693
Fifth Third Bank, National Association	2,735
Wells Fargo Bank, National Association	(811)
Macquarie Bank Limited	(3,415)
$2,202

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

The changes in capitalized exploratory/extension well costs are as follows (in thousands):

	Year Ended December 31,
	2024	2023	2022
Beginning capitalized exploratory/extension well costs	$40,888	$186,427	$28,076
Additions to exploratory/extension well costs	162,190	527,502	655,294
Reclassification to proved properties	(169,230)	(673,041)	(496,943)
Exploratory/extension well costs charged to exploration and abandonment expense	(229)	—	—
Ending capitalized exploratory/extension well costs	$33,619	$40,888	$186,427

All capitalized exploratory/extension well costs have been capitalized for less than one year based on the date of drilling.

NOTE 7. Long-Term Debt

The components of long-term debt, including the effects of discounts and debt issuance costs, are as follows (in thousands):

	December 31,
	2024	2023
Term Loan Credit Agreement due 2026	$1,080,000	$1,200,000
Senior Credit Facility Agreement due 2026	—	—
Discounts, net (a)	(17,197)	(27,062)
Debt issuance costs, net (b)	(14,419)	(22,639)
Total debt	1,048,384	1,150,299
Less current maturities of long-term debt	(120,000)	(120,000)
Long-term debt, net	$928,384	$1,030,299

(a)	Discounts as of December 31, 2024 and 2023 consisted of $30.0 million and $30.0 million, respectively, in discounts less accumulated amortization of $12.8 million and $2.9 million, respectively.
(b)	Debt issuance costs as of December 31, 2024 and 2023 consisted of $25.1 million and $25.0 million, respectively, in costs less accumulated amortization of $10.7 million and $2.4 million, respectively.

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

The Term Loan Credit Agreement contains customary mandatory prepayments, including quarterly installments of $30.0 million in aggregate principal amount which began March 31, 2024 ($120.0 million paid to date through December 31, 2024), the prepayment of gross proceeds from an incurred indebtedness other than Permitted Indebtedness (as defined in the Term Loan Credit Agreement), the prepayment of net cash proceeds for asset sales and hedge terminations in excess of $20.0 million within one calendar year, and prepayments of Excess Cash Flow (as defined in the Term Loan Credit Agreement) which began with the fiscal quarter ending March 31, 2024 (none paid to date through December 31, 2024). In addition, the Term Loan Credit Agreement is subject to customary events of default, including a change in control. If an event of default occurs and is continuing, the collateral agent or the majority lenders may accelerate any amounts outstanding and terminate lender commitments.

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

Senior Credit Facility Agreement. On November 1, 2023, the Company entered into a credit agreement with Fifth Third Bank, National Association (“Fifth Third”) as the administrative agent and as the collateral agent and a number of banks included in the syndicate to establish a senior revolving credit facility (“Senior Credit Facility Agreement”) that matures on September 30, 2026. The Senior Credit Facility Agreement has aggregate maximum commitments of $100.0 million and effective March 29, 2024 pursuant to the First Facility Amendment, current commitments of $100.0 million and customary debt issuance costs which totaled approximately $1.1 million. Loans under the Senior Credit Facility Agreement bear interest at either the Adjusted Term SOFR (as defined in the Senior Credit Facility Agreement) or the Base Rate (as defined in the Senior Credit Facility Agreement) at the Company’s option, plus an applicable margin ranging (i) for Adjusted Term SOFR loans, from 4.00% to 5.00%, and (ii) for Base Rate loans, from 3.00% to 4.00%, in each case calculated based on the ratio at such time of the outstanding principal loan amounts to the aggregate amount of lenders’ commitments. To the extent that a payment default exists and is continuing, at the election of the Required Lenders (as defined in the Senior Credit Facility Agreement) under the Senior Credit Facility Agreement, all amounts outstanding under the Senior Credit Facility Agreement will bear interest at 2.00% per annum above the rate and margin otherwise applicable thereto. The Company is able to repay any amounts borrowed prior to the maturity date without premium or penalty. The Senior Credit Facility Agreement is guaranteed by the Company and certain of its subsidiaries and is secured by a first lien security interest in substantially all assets of the Company and certain of its subsidiaries.

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

In connection with the entry into the aforementioned Term Loan Credit Agreement, the Prior Credit Agreement was terminated, all outstanding obligations for principal, interest and fees were paid in full, and all liens securing such obligations and guarantees of such obligations and securing any letter of credit or hedging obligations (other than those novated pursuant to the terms of the Term Loan Credit Agreement) permitted by the Prior Credit Agreement to be secured by such liens were released. In addition, unamortized debt issuance costs as of the termination date of $2.7 million were charged to expense and included in loss on extinguishment of debt during the year ended December 31, 2023.

10.000% Senior Notes. In February 2022, the Company issued $225.0 million aggregate principal amount of its 10.000% Senior Notes due 2024 (“10.000% Senior Notes”), which were set to mature on February 15, 2024. The Company received proceeds of $202.9 million, net of $22.1 million of issuance costs and discounts. The net proceeds were used to pay down the balance of the Prior Credit Agreement to zero at closing and to fund our ongoing capital development program with subsequent draws on the Prior Credit Agreement. Interest on the 10.000% Senior Notes was payable on February 15 and August 15 of each year. In connection with the aforementioned Term Loan Credit Agreement, the 10.000% Senior Notes were redeemed at a redemption price of 100% of the principal amount thereof plus accrued and unpaid interest and fees. In addition, unamortized discounts and debt issuance costs as of the redemption date of $3.2 million and $1.5 million, respectively, were charged to expense and included in loss on extinguishment of debt during the year ended December 31, 2023.

10.625% Senior Notes. In November 2022 and December 2022, the Company issued $225.0 million and $25.0 million, respectively, under separate indentures, of its 10.625% Senior Notes due 2024 (“10.625% Senior Notes”), which were set to mature on November 15, 2024. The Company received proceeds of $223.7 million, net of $26.3 million of issuance costs and discounts. The net proceeds were used to reduce the outstanding balance of the Prior Credit Agreement at closing and for general corporate purposes. Interest on the 10.625% Senior Notes was payable on May 15 and November 15 of each year. In addition, the Company paid additional interest of $8.3 million in June 2023 in accordance with the indentures whereby if the Company did not receive a rating increase by June 30, 2023, it was required to pay said additional interest that is included in interest expense during the nine months ended September 30, 2023. In connection with the aforementioned Term Loan Credit Agreement, the 10.625% Senior Notes were redeemed at a redemption price of 100% of the principal amount thereof plus accrued and unpaid interest and fees, plus the applicable premium calculated as $4.5 million, which was the present value at September 14, 2023 of all required interest payments due on the 10.625% Senior Notes through November 15, 2023. In addition, unamortized discounts and debt issuance costs as of the redemption date of $11.7 million and $3.7 million, respectively, were charged to expense and included in loss on extinguishment of debt during the year ended December 31, 2023.

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

Asset retirement obligations activity is as follows (in thousands):

	Year Ended December 31,
	2024	2023	2022
Beginning asset retirement obligations	$13,245	$7,502	$4,260
Liabilities incurred from new wells	747	445	573
Liabilities assumed in acquisitions	—	2,638	3,219
Liabilities divested	(208)	(81)	—
Revision of estimates (a)	—	2,219	(920)
Accretion of discount	966	522	370
Ending asset retirement obligations	$14,750	$13,245	$7,502

(a)	The revisions to the Company’s asset retirement obligation estimates are primarily due to changes in the ultimate expected useful lives of the properties.

As of December 31, 2024 and 2023, all asset retirement obligations are considered noncurrent and classified as such in the accompanying consolidated balance sheets.

NOTE 9. Incentive Plans

401(k) Plan. The HighPeak Energy Employees, Inc 401(k) Plan (the “401(k) Plan”) is a defined contribution plan established under Section 401 of the Internal Revenue Code of 1986, as amended (the “Code”). All regular full-time and part-time employees of the Company are eligible to participate in the 401(k) Plan after three continuous months of employment with the Company. Participants may contribute up to 80 percent of their annual base salary into the 401(k) Plan. Matching contributions are made to the 401(k) Plan in cash by the Company in amounts equal to 100 percent of a participant’s contributions to the 401(k) Plan up to four percent of the participant’s annual base salary (the “Matching Contribution”). Each participant’s account is credited with the participant’s contributions, Matching Contributions and allocations of the 401(k) Plan’s earnings. Participants are fully vested in their account balances at their eligibility date. During the years ended December 31, 2024, 2023 and 2022, the Company contributed $353,000, $218,000 and $358,000 to the 401(k) Plan, respectively.

Long-Term Incentive Plan. The Company’s Second Amended & Restated Long Term Incentive Plan (“LTIP”) provides for the grant of stock options, restricted stock, stock awards, dividend equivalents, cash awards and substitute awards to officers, employees, directors and consultants of the Company. The number of shares available for grant pursuant to awards under the LTIP as of December 31, 2024 and 2023 are as follows:

	December 31,
	2024	2023
Approved and authorized shares	16,414,015	16,414,015
Shares subject to awards issued under plan	(15,808,671)	(15,759,791)
Shares available for future grant	605,344	654,224

Stock options. Stock option awards were granted to employees on August 24, 2020, November 4, 2021, May 4, 2022, August 15, 2022 and July 21, 2023. Stock-based compensation expense related to the Company’s stock option awards for the years ended December 31, 2024, 2023 and 2022 was $86,000, $11.0 million and $18.1 million, respectively, and as of December 31, 2024 there was no unrecognized stock-based compensation expense related to unvested stock option awards. The 1,949,000 stock options granted in July 2023 were 100% vested upon grant on July 21, 2023. However, to encourage long-term alignment with the Company stockholders, the stock options are not exercisable until the earlier of (i) August 31, 2026, (ii) upon a change in control or (iii) upon the death or disability of the grantee.

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

	Stock Options	Average Exercise Price	Remaining Term in Years	Intrinsic Value (in thousands)
Outstanding at December 31, 2021	9,983,727	$10.19	8.7	$44,395
Awards granted	1,564,500	$25.09
Exercised	(12,000)	$10.00
Forfeitures	(18,999)	$18.66
Outstanding at December 31, 2022	11,517,228	$12.20	7.9	$128,429
Awards granted	1,949,000	10.50
Exercised	(11,834)	$12.52
Forfeitures	(5,333)	$24.83
Outstanding at December 31, 2023	13,449,061	$11.95	6.3	$47,672
Forfeitures	(4,999)	$26.44
Outstanding at December 31, 2024	13,444,062	$11.95	5.3	$53,093

Vested at December 31, 2023	13,387,074	$11.88	6.3	$47,672
Exercisable at December 31, 2023	11,438,074	$12.12	6.9	$40,383

Vested at December 31, 2024	13,444,062	$11.95	5.3	$53,093
Exercisable at December 31, 2024	11,495,062	$12.19	5.9	$44,907

Restricted stock issued to employee members of the Board and certain employees. A total of 1,500,500 shares of restricted stock was approved by the Board to be granted to certain employee members of the Board of the Company on November 4, 2021, which were scheduled to vest on the three-year anniversary of such grant assuming the employees remain in his or her position as of the anniversary date. Therefore, stock-based compensation expense of $6.0 million, $7.2 million and $7.2 million was recognized during the years ended December 31, 2024, 2023 and 2022, respectively, which was based upon the closing price of the stock on the date of the restricted stock issuance. The Board also cancelled the previously issued equity-based liability bonuses and approved a total of 600,000 shares of restricted stock to be granted to certain employees of the Company on June 1, 2022, which were scheduled to vest on November 4, 2024, assuming the employees remain in his or her position as of that date and cancelled certain contractual equity-based bonuses to such employees. Therefore, stock-based compensation expense of $5.9 million, $7.0 million and $7.3 million was recognized during the years ended December 31, 2024, 2023 and 2022, respectively, which was based upon the closing price of the stock on the date of the restricted stock issuance. On October 31, 2024, the vesting date for the aforementioned 2,100,500 shares of restricted stock was extended from November 4, 2024 to December 31, 2025 to ensure said restricted stock would continue to provide retention value to the Company. There is no excess stock-based compensation expense as the closing price on the modification date was lower than the original grant dates.

Stock issued to outside directors. A total of 53,879 shares of restricted stock was approved by the Board to be granted to the outside directors of the Company on June 4, 2024, which will vest at the next annual meeting, assuming the Board members maintain their positions on the Board. Therefore, stock-based compensation expense of $442,000 was recognized during the year ended December 31, 2024 and the remaining $316,000 will be recognized during the first half of 2025, which was based upon the closing price of the stock on the date of the restricted stock issuance. Also, a total of 58,767 shares of restricted stock was approved by the Board to be granted to the outside directors of the Company on June 1, 2023, which vested in June 2024. Therefore, stock-based compensation expense of $316,000 and $442,000 was recognized during the years ended December 31, 2024 and 2023, respectively, which was based upon the closing price of the stock on the date of the restricted stock issuance. In addition, a total of 21,184 shares of restricted stock was approved by the Board to be granted to the outside directors of the Company on June 1, 2022, which vested during the second quarter of 2022. Therefore, stock-based compensation expense of $305,000, $427,000 was recognized during the years ended December 31, 2023 and 2022, respectively, which was based upon the closing price of the stock on the date of the restricted stock issuance. Finally, a total of 67,779 shares of restricted stock was approved by the Board to be granted to the outside directors of the Company on June 1, 2021, which vested in January 2022. Therefore, stock-based compensation expense of $284,000 was recognized during the year ended December 31, 2022, which was based upon the closing price of the stock on the date of the restricted stock issuance.

NOTE 10. Commitments and Contingencies

Leases. The Company follows ASC Topic 842, “Leases” to account for its operating and finance leases. Therefore, as of December 31, 2024, the Company had right-of-use assets totaling $1.4 million included in other noncurrent assets and operating lease liabilities totaling $1.4 million, $719,000 of which are included in current liabilities and $670,000 of which are included in noncurrent liabilities, and as of December 31, 2023 the Company had right-of-use assets totaling $510,000 included in other noncurrent assets and operating lease liabilities totaling $528,000, all of which are included in other current liabilities on the accompanying consolidated balance sheets. The Company does not currently have any finance right-of-use leases. Maturities of the operating lease obligations are as follows (in thousands):

December 31, 2024
2025	$798
2026	697
Total	1,495
Less present value discount	(106)
Present value of lease liabilities	$1,389

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

Crude oil delivery commitments. In September 2024, the Company entered into an amended and restated crude oil marketing contract with DK Trading & Supply, LLC (“Delek”) as the purchaser and DKL Permian Gathering, LLC (“DKL”) as the gatherer and transporter. The contract includes the Company’s current and future crude oil production from the majority of its horizontal wells in Flat Top and Signal Peak where DKL is continually constructing a crude oil gathering system and custody transfer meters to most of the Company’s central tank batteries. The contract contains a minimum volume commitment commencing May 2024 that totals $138.7 million based on the gross piped barrels delivered of 23,500 Bopd for the first ten years of the contract at a certain amount per barrel escalating throughout the term of the contract. However, the Company generally has the ability under the contract to cumulatively bank dollars based on excess volumes delivered to offset the minimum volume commitment. For the period from May 1, 2024 to December 31, 2024, the Company has delivered approximately 31,196 Bopd under the contract. The remaining monetary commitment as of December 31, 2024, if the Company never delivers any additional volumes under the agreement, is approximately $130.3 million.

Natural Gas Gathering and Treating Agreement. In June 2024, the Company entered into a natural gas gathering and treating agreement to gather certain natural gas. Pursuant to said agreement, the Company has agreed to fund certain aid-in-construction costs totaling $5.4 million which was paid during the year ended December 31, 2024 and an additional $27.2 million to be funded throughout 2025 as certain milestones are attained. The agreement does not contain any minimum volume commitments.

Natural Gas Gathering and Treating Agreement. In June 2024, the Company entered into a natural gas gathering and treating agreement to gather certain natural gas in its Signal Peak area. Pursuant to said agreement, the Company has agreed to fund certain aid-in-construction costs totaling $5.4 million which was paid during the year ended December 31, 2024 and an additional $27.2 million to be funded throughout 2025 as certain milestones are attained. The agreement does not contain any minimum volume commitments.

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

Sand commitments. The Company is party to an amended agreement whereby it has agreed to purchase at least 750,000 tons of sand over a fifteen-month period beginning April 1, 2024. The Company has taken deliveries of approximately 547,000 tons of sand through December 31, 2024, leaving a commitment of approximately 203,000 tons remaining. There are stipulations in the agreement that reduce this commitment should there be a downturn in crude oil prices. Generally, if the Company never takes delivery of any additional sand under the agreement, the monetary commitment that remains as of December 31, 2024 is approximately $5.2 million.

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

In May 2022, the Company entered into an agreement with Pilot to utilize Pilot’s proprietary water treatment technology in the Company’s Flat Top area to treat produced water such that it can be reused in the Company’s completion operations or sold to third parties for their completion operations. During the one-year term of the agreement, beginning on October 1, 2022, the Company agreed to a minimum volume commitment of 29.2 million barrels of produced water while maintaining the ability to bank excess produced water processed each month toward the minimum volume commitment. During the years ended December 31, 2024, 2023 and 2022, the Company paid zero, $1.5 million and $1.6 million, respectively, to Pilot for such services. In April 2023, the Company terminated the contract with Pilot in exchange for $6.5 million that was charged to other expense in the accompanying consolidated statements of operations during the year ended December 31, 2023.

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

NOTE 12. Major Customers

Delek accounted for approximately 76%, 82% and 88% of the Company’s revenues during the years ended December 31, 2024, 2023 and 2022, respectively. In addition, Energy Transfer Crude Marketing, LLC (“ETC”) accounted for approximately 18% and 14% of the Company’s revenues during the years ended December 31, 2024 and 2023, respectively. Based on the current demand for crude oil and natural gas and the availability of other purchasers, management believes the loss of these major purchasers would not have a material adverse effect on our financial condition and results of operations because crude oil and natural gas are fungible products with well-established markets and numerous purchasers.

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

On August 16, 2022, President Biden signed into law the Inflation Reduction Act of 2022 (“IRA 2022”), which among other tax provisions, created a 15 percent corporate alternative minimum tax (“CAMT”) on the “adjusted financial statement income” of certain large corporations (generally, corporations reporting at least $1 billion of average adjusted pre-tax net income on their consolidated financial statements) as well as an excise tax of 1% on the fair market value of certain public company stock repurchases for tax years beginning after December 31, 2022. Based on application of currently available guidance, the Company’s income tax expense for the years ended December 31, 2024 and 2023 was not impacted by the CAMT. The Company’s excise tax imposed on its certain stock repurchases during the year ended December 31, 2024 was immaterial and was recognized as part of the cost basis of the stock repurchased.

The Company’s provision for income taxes attributable to income before income taxes consisted of the following (in thousands):

	Year Ended December 31,
	2024	2023	2022
Current income tax expense:
Federal	$52	$—	$—
State	469	—	—
Total current income tax expense	521	—	—
Deferred income tax expense:
Federal	1,585	63,002	73,026
State	33,745	2,903	2,335
Deferred income tax expense	35,330	65,905	75,361
Total income tax expense	$35,851	$65,905	$75,361

The reconciliation between the provision for income taxes computed by multiplying pre-tax income by the U.S. federal statutory rate and the reported amounts of provision for income taxes is as follows (in thousands, except rate):

	Year Ended December 31,
	2024	2023	2022
Income tax expense at U.S. federal statutory rate	$27,493	$59,172	$65,565
Limited tax benefit due to wage and stock-based compensation	6,387	3,811	7,362
State deferred income taxes	1,955	2,903	2,335
Other, net	16	19	99
Income tax expense	$35,851	$65,905	$75,361
Effective income tax rate	27.4%	23.4%	24.1%

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities were as follows as of December 31, 2024 and 2023 (in thousands):

	December 31,
	2024	2023
Deferred tax assets:
Interest expense limitations	$73,013	$41,352
Net operating loss carryforwards	13,089	13,503
Stock-based compensation	3,351	6,332
Other	35	36
Unrecognized derivative losses, net	—	—
Less: Valuation allowance	—	—
Deferred tax assets	89,488	61,223
Deferred tax liabilities:
Crude oil and natural gas properties, principally due to differences in basis and depreciation and the deduction of intangible drilling costs for tax purposes	(321,411)	(250,859)
Unrecognized derivative gains, net	(475)	(7,432)
Deferred tax liabilities	(321,886)	(258,291)
Net deferred tax liabilities	$(232,398)	$(197,068)

The effective income tax rate differs from the U.S. statutory rate of 21 percent primarily due to reversing a portion of its deferred tax asset related to stock-based compensation, deferred state income taxes and other permanent differences between GAAP income and taxable income.

As required by ASC Topic 740, “Income Taxes,” (“ASC 740”) the Company uses reasonable judgments and makes estimates and assumptions related to evaluating the probability of uncertain tax positions. The Company bases its estimates and assumptions on the potential liability related to an assessment of whether the income tax position will “more likely than not” be sustained in an income tax audit. Based on that analysis, the Company believes the Company has not taken any material uncertain tax positions, and therefore has not recorded an income tax liability related to uncertain tax positions. However, if actual results materially differ, the Company’s effective income tax rate and cash flows could be affected in the period of discovery or resolution. The Company also reviews the estimates and assumptions used in evaluating the probability of realizing the future benefits of the Company’s deferred tax assets and records a valuation allowance when the Company believes that a portion or all the deferred tax assets may not be realized. If the Company is unable to realize the expected future benefits of its deferred tax assets, the Company is required to provide a valuation allowance. The Company uses its history and experience, overall profitability, future management plans, tax planning strategies, and current economic information to evaluate the amount of valuation allowance to record. As of December 31, 2024 and 2023, the Company had not recorded a valuation allowance for deferred tax assets arising from its operations because the Company believed they met the “more likely than not” criteria as defined by the recognition and measurement provisions of ASC 740. The Company reversed a portion of its deferred tax asset related to stock-based compensation based on the assumption that the tax deduction will be subject to IRC Section 162(m) limits when the stock options are exercised and the restricted stock vests. IRC Section 162(m) limits compensation deductions to $1.0 million per year for certain Company executives. This resulted in a $3.0 million and $3.4 million reduction in the deferred tax asset and increased the amount of income tax expense realized during the years ended December 31, 2024 and 2022, respectively.

The Company is also subject to Texas margin tax. The Company realized $469,000 in current Texas margin tax in the accompanying consolidated financial statements for the year ended December 31, 2024 and zero for the years ended December 31, 2023 and 2022 as the Company did not owe any Texas margin tax for 2023 or 2022. The Company has recognized a net deferred Texas margin tax liability of $8.6 million and $7.1 million as of December 31, 2024 and 2023, respectively, in the accompanying consolidated financial statements.

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

The following table reconciles the Company’s earnings from operations and earnings attributable to common stockholders to the basic and diluted earnings used to determine the Company’s earnings per share amounts for the years ended December 31, 2024, 2023 and 2022 under the two-class method (in thousands):

	Year Ended December 31,
	2024	2023	2022
Net income as reported	$95,069	$215,866	$236,854
Participating basic earnings (a)	(9,155)	(21,890)	(22,991)
Basic earnings attributable to common stockholders	85,914	193,976	213,863
Reallocation of participating earnings	108	334	401
Diluted net income attributable to common stockholders	$86,022	$194,310	$214,264

Basic weighted average shares outstanding	125,281	117,956	104,738
Dilutive warrants and unvested stock options	1,770	2,905	4,304
Dilutive unvested restricted stock	2,154	2,159	2,122
Diluted weighted average shares outstanding	129,205	123,020	111,164

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

NOTE 15. Stockholders’ Equity

Stock Repurchase Program. In February 2024, the Company’s board of directors approved a common stock repurchase program to acquire up to $75.0 million of the Company’s outstanding common stock, excluding excise taxes and other expenses, which was subject to being suspended from time to time, modified, extended or discontinued by the board of directors at any time. The common stock repurchase program expired on December 31, 2024 (the “2024 Repurchase Program”). On March 6, 2025, the Company’s board of directors extended the program from its original expiration on December 31, 2024 and extended the program through December 31, 2025 (the “Repurchase Extension”). The Repurchase Extension did not alter any of the original terms of the 2024 Repurchase Program nor did it change the total amount provided for under the original 2024 Repurchase Program. Purchases under the 2024 Repurchase Program were made from time to time in open market transactions, and were subject to market conditions, applicable legal requirements, contractual obligations and other factors. During the year ended December 31, 2024, the Company repurchased 2,407,421 shares of common stock that were cancelled and terminated for approximately $35.1 million, excluding excise taxes and other expenses under this repurchase program. Up to approximately $39.9 million remains available for use to repurchase shares under the Company’s common stock repurchase program, excluding excise taxes and other expenses, now that the program has been extended.

Issuance of Common Stock. During the year ended December 31, 2024, the Company issued 55 shares of HighPeak Energy common stock as a result of warrants being exercised. In July 2023, the Company issued 14,835,000 shares of its common stock in a public offering discussed below. The remaining 420,896 shares of HighPeak Energy common stock issued during the year ended December 31, 2023 were the result of warrants (350,295 shares) being exercised, the issuance of restricted stock (58,767 shares) to outside directors and stock options (11,834 shares) being exercised. On March 25, 2022, June 21, 2022 and June 27, 2022, respectively, the Company issued 6,960,000, 371,517 and 3,522,117 shares of HighPeak Energy common stock related to the aforementioned crude oil and natural gas property acquisitions. On June 1, 2022, the Company issued 21,184 and 600,000 shares of restricted stock to outside directors and certain employees, respectively. On September 2, 2022, the Company closed an aggregate $85.0 million private placement of 3,933,376 newly issued shares of HighPeak Energy common stock at a price per share of $21.61 as determined by the 5-day volume weighted average closing price per share for the five days immediately prior to (and excluding) August 22, 2022. The initial closings occurred on August 22, 2022, with the final closings on September 2, 2022. The remaining 982,648 shares of HighPeak Energy common stock issued during the year ended December 31, 2022 were the result of warrants (970,648 shares) and stock options (12,000 shares) being exercised.

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

Dividends and dividend equivalents. In November 2024, the Board declared a quarterly dividend of $0.04 per share of common stock outstanding which resulted in a total of $5.0 million in dividends being paid on December 23, 2024. In addition, under the terms of the LTIP, the Company paid a dividend equivalent per share to all vested stock option holders of $531,000 in December 2024. In addition, the Company accrued an additional combined $86,000 in dividends on the restricted stock issued to directors, management directors and certain employees that will be payable upon vesting.

In August 2024, the Board declared a quarterly dividend of $0.04 per share of common stock outstanding which resulted in a total of $5.0 million in dividends being paid on September 25, 2024. In addition, under the terms of the LTIP, the Company paid a dividend equivalent per share to all vested stock option holders of $534,000 in September 2024. In addition, the Company accrued an additional combined $86,000 in dividends on the restricted stock issued to directors, management directors and certain employees that will be payable upon vesting.

In May 2024, the Board declared a quarterly dividend of $0.04 per share of common stock outstanding which resulted in a total of $5.0 million in dividends being paid on June 25, 2024. In addition, under the terms of the LTIP, the Company paid a dividend equivalent per share to all vested stock option holders of $538,000 in June 2024 and accrued a dividend equivalent per share to all unvested stock option holders which was payable upon vesting, assuming no forfeitures. In addition, the Company accrued an additional combined $84,000 in dividends on the restricted stock issued to directors, management directors and certain employees that will be payable upon vesting.

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

Outstanding Securities. At December 31, 2024 and 2023, the Company had 126,067,436 and 128,420,923 shares of common stock outstanding, respectively, and 7,934,922 and 7,934,977 warrants outstanding, respectively, with an exercise price of $11.50 per share that expire on August 20, 2025.

NOTE 16. Subsequent Events

Share Repurchase Program. In February 2024, the Company’s board of directors approved a common stock repurchase program to acquire up to $75.0 million of the Company’s outstanding common stock, excluding excise taxes and other expenses, which was subject to being suspended from time to time, modified, extended or discontinued by the board of directors at any time. The 2024 Repurchase Program expired on December 31, 2024. On March 6, 2025, the Company’s board of directors extended the program from its original expiration on December 31, 2024 and extended the program through December 31, 2025. The Repurchase Extension did not alter any of the original terms of the 2024 Repurchase Agreement nor did it change the total amount provided for under the original 2024 Repurchase Program. The 2024 Repurchase Program was entered into in 2024 to grant HighPeak’s management the authority to repurchase shares opportunistically in the open market from time to time, through block trades, in privately negotiated transactions or by such other means which comply with applicable state and federal laws. This is the Company’s second authorization for a stock repurchase program since its founding.

The Company intends to fund the repurchases from available working capital, cash provided from operations and borrowings under its Senior Credit Facility Agreement. The timing, number and value of shares repurchased under the program will be at the discretion of management and the Board of Directors and will depend on a number of factors, including general market and economic conditions, business conditions, the trading price of the Company’s common stock, the nature of other investment opportunities available to the Company and compliance with the Company’s debt and other agreements. The stock repurchase program does not obligate HighPeak to acquire any particular dollar amount or number of shares of its common stock and the stock repurchase program may be suspended from time to time, modified, extended or discontinued by the Company’s Board of Directors. The stock repurchase program authority will expire December 31, 2025.

Dividends and dividend equivalents. In February 2025, the Board approved a quarterly dividend of $0.04 per share of common stock outstanding which will result in a total of approximately $5.0 million in dividends being paid on March 25, 2025. In addition, under the terms of the LTIP, the Company will pay a dividend equivalent per share to all vested stock option holders of approximately $538,000 in March 2025. In addition, the Company will accrue an additional combined $86,000 in dividends on the restricted stock issued to directors, management directors and certain employees that will be payable upon vesting.

Natural gas derivative instruments. In February 2025, the Company entered into the following natural gas derivative instruments, specifically HH fixed price swaps at $4.43 per MMBtu for 30,000 MMBtu per day for March 2025 through February 2026.

Settlement Month	Settlement Year	Type of Contract	MMBtu Per Day	Index	Price per MMBtu
Natural Gas:
Jan – Mar	2025	Swap	10,333	HH	$4.43
Apr – Jun	2025	Swap	30,000	HH	$4.43
Jul – Sep	2025	Swap	30,000	HH	$4.43
Oct – Dec	2025	Swap	30,000	HH	$4.43
Jan – Mar	2026	Swap	19,667	HH	$4.43

NOTE 17 – Supplemental Crude Oil and Natural Gas Disclosures (Unaudited)

The Company only has one reportable operating segment, which is crude oil and natural gas development, exploration and production in the U.S.

Net Capitalized Costs

The following table reflects the capitalized costs of crude oil and natural gas properties and the related accumulated depletion (in thousands):

	December 31,
	2024	2023
Proved properties	$3,959,545	$3,338,107
Unproved properties	70,868	72,715
Total capitalized costs	4,030,413	3,410,822
Less: accumulated depletion	(1,184,684)	(684,179)
Net capitalized costs	$2,845,729	$2,726,643

Cost Incurred in Crude Oil and Natural Gas Property Acquisition, Exploration and Development

The following table reflects costs incurred in crude oil and natural gas property acquisition, development and exploratory activities (in thousands):

	Year Ended December 31,
	2024	2023	2022
Acquisition costs:
Proved properties	$385	$3,308	$352,791
Unproved properties	14,459	11,777	174,554
Total acquisition costs	14,844	15,085	527,345
Exploration costs	162,223	527,502	655,433
Development costs	442,076	481,528	391,298
Crude oil and natural gas expenditures	619,143	1,024,115	1,574,076
Asset retirement obligations, net	1,068	6,048	2,879
Total costs incurred	$620,211	$1,030,163	$1,576,955

Results of Operations for Crude Oil, NGL and Natural Gas Producing Activities

The following table reflects the Company’s results of operations for crude oil, NGL and natural gas producing activities (in thousands):

	Year Ended December 31,
	2024	2023	2022
Crude oil, NGL and natural gas sales	$1,069,414	$1,111,293	$755,686
Lease operating expenses	132,244	145,362	69,599
Production and ad valorem taxes	59,677	58,472	38,440
Exploration and abandonment expense	1,476	5,234	1,149
Depletion, depreciation and amortization expense	500,752	424,424	177,742
Accretion of discount on asset retirement obligations	966	522	370
Income tax expense	78,603	100,229	98,361
Results of operations from crude oil and natural gas production activities	$295,696	$377,050	$370,025

Crude Oil, NGL and Natural Gas Reserves

Proved reserves were estimated in accordance with guidelines established by the SEC, which require that reserve estimates be prepared under existing economic and operating conditions based upon the 12-month unweighted average of the first day of the month spot prices prior to the end of the reporting period. These prices as of December 31, 2024, 2023 and 2022 were $75.48, $78.22 and $93.67 per barrel for crude oil and NGL and $2.130, $2.637 and $6.358 per MMBtu for natural gas, respectively. The estimated realized prices used in computing the Company’s reserves as of December 31, 2024 were as follows: (i) $75.56 per barrel of crude oil, (ii) $20.53 per barrel of NGL, and (iii) $0.072 per Mcf of natural gas. The estimated realized prices used in computing the Company’s reserves as of December 31, 2023 were as follows: (i) $78.13 per barrel of crude oil, (ii) $17.33 per barrel of NGL, and (iii) $0.198 per Mcf of natural gas. The estimated realized prices used in computing the Company’s reserves as of December 31, 2022 were as follows: (i) $94.59 per barrel of crude oil, (ii) $36.69 per barrel of NGL, and (iii) $4.871 per Mcf of natural gas. All prices are net of adjustments for regional basis differentials, treating costs, transportation, gas shrinkage, gas heating value (BTU content) and/or crude quality and gravity adjustments.

The proved reserve estimates as of December 31, 2024, 2023 and 2022 were prepared by Cawley, Gillespie & Associates, Inc. (“CG&A”), independent reserve engineers, and reflect the Company’s current development plans. All estimates of proved reserves are determined according to the rules prescribed by the SEC in existence at the time estimates were made. These rules require that the standard of “reasonable certainty” be applied to proved reserve estimates, which is defined as having a high degree of confidence that the quantities will be recovered. A high degree of confidence exists if the quantity is much more likely to be achieved than not, and, as more technical and economic data becomes available, a positive or upward revision or no revision is much more likely than a negative or downward revision. Estimates are subject to revision based upon a number of factors, including many factors beyond the Company’s control, such as reservoir performance, prices, economic conditions, and government restrictions. In addition, results of drilling, testing, and production subsequent to the date of an estimate may justify revision of that estimate.

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

The following table reflects changes in proved reserves during the periods indicated:

	Crude Oil (MBbl)	NGL (MBbl)	Natural Gas (MMcf)	Total (MBoe)
Proved Reserves on December 31, 2021	51,825	7,378	30,061	64,213
Extensions and discoveries	47,677	6,162	24,887	57,987
Purchase of reserves-in-place	13,031	3,467	14,448	18,906
Revisions of previous estimates	(6,155)	(1,817)	(7,435)	(9,211)
Production	(7,562)	(821)	(3,323)	(8,937)
Proved Reserves on December 31, 2022	98,816	14,369	58,638	122,958
Extensions and discoveries	54,137	6,456	27,330	65,148
Purchase of reserves-in-place	89	47	208	171
Sales of reserves-in-place	(1,171)	(127)	(531)	(1,387)
Revisions of previous estimates	(18,432)	898	8,644	(16,093)
Production	(13,885)	(1,547)	(7,218)	(16,635)
Proved Reserves on December 31, 2023	119,554	20,096	87,071	154,162
Extensions and discoveries	34,971	5,387	28,476	45,104
Revisions of previous estimates	(5,378)	10,919	74,854	18,017
Production	(13,876)	(2,284)	(12,747)	(18,285)
Proved Reserves on December 31, 2024	135,271	34,118	177,654	198,998

On December 31, 2024, the Company had approximately 198,998 MBoe of proved reserves. For the year ended December 31, 2024, extensions and discoveries increased proved reserves by 45,104 MBoe as a result of; (i) drilling 18 gross (14.6 net) exploratory/extension wells that were on production as of December 31, 2024, (ii) 5 gross (5.0 net) exploratory/extension wells that were in the final stages of completion as of December 31, 2024, and (iii) the addition of 79 gross (68.9 net) PUDs. Upward revisions of previous estimates of 18,017 MBoe for the year ended December 31, 2024 were the result of positive revisions of approximately 19,406 MBoe primarily due to technical revisions attributable to increased well performance and adjustments to our estimates, partially offset by approximately 804 MBoe primarily due to increased forecasted operating expenses and approximately 585 MBoe primarily related to decreases in crude oil, NGL and natural gas realized prices. The aforementioned net increase in proved reserves was partially offset by 18,285 MBoe in production during the year ended December 31, 2024. The Company’s current development plan reflects allocation of capital with a focus on efficiencies, recoveries and rates of return.

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

On December 31, 2022, the Company had approximately 122,958 MBoe of proved reserves. For the year ended December 31, 2022, extensions and discoveries increased proved reserves by 57,987 MBoe as a result of: (i) drilling 37 gross (32.1 net) exploratory/extension wells that were on production as of December 31, 2022, (ii) 16 gross (14.8 net) exploratory/extension wells that were in the final stages of completion as of December 31, 2022, and (iii) the addition of 80 gross (75.2 net) PUDs. The Company also acquired 18,906 MBoe of reserves as part of its acquisition activities during the year ended December 31, 2022. Downward revisions of previous estimates of 9,211 MBoe for the year ended December 31, 2022 were primarily the result of negative revisions of 10,418 MBoe due to technical revisions attributable to decreased well performance and adjustments to our PUD estimates, partially offset by positive revisions of approximately 1,116 MBoe related to increases in crude oil, NGL and natural gas realized prices and positive revisions of approximately 91 MBoe primarily due to decreased forecasted operating expenses. The aforementioned net increase in proved reserves was partially offset by 8,937 MBoe in production during the year ended December 31, 2022. The Company’s current development plan reflects allocation of capital with a focus on efficiencies, recoveries and rates of return.

The following table sets forth the Company’s estimated quantities of proved developed and proved undeveloped crude oil, NGL and natural gas reserves:

	December 31,
	2024	2023	2022
Proved Developed Reserves (1)
Crude oil (MBbl)	65,632	58,631	47,845
NGL (MBbl)	22,753	12,183	7,968
Natural gas (MMcf)	118,402	52,671	32,669
Total (MBoe)	108,119	79,593	61,258
Proved Undeveloped Reserves
Crude oil (MBbl)	69,639	60,923	50,971
NGL (MBbl)	11,365	7,913	6,401
Natural gas (MMcf)	59,252	34,400	25,969
Total (MBoe)	90,879	74,569	61,700
Total Proved Reserves
Crude oil (MBbl)	135,271	119,554	98,816
NGL (MBbl)	34,118	20,096	14,369
Natural gas (MMcf)	177,654	87,071	58,638
Total (MBoe)	198,998	154,162	122,958

(1)

As of December 31, 2024, 2023 and 2022, proved developed reserves includes proved developed non-producing reserves of 6,239, 4,598 and 7,417 MBbl of crude oil, 1,044, 534 and 927 MBbl of NGL and 5,668, 1,889 and 3,641 MMcf of natural gas, respectively.

On December 31, 2024, the Company’s estimated PUD reserves were approximately 90,879 MBoe, a 16,310 MBoe increase over the reserve estimate at December 31, 2023 of 74,569 MBoe. The following table includes the changes in PUD reserves for 2024 (in MBoe):

Beginning proved undeveloped reserves on December 31, 2023	74,569
Undeveloped reserves transferred to proved developed reserves	(18,050)
Extensions and discoveries	33,540
Sales of reserves-in-place	(0)
Revisions	820
Ending proved undeveloped reserves on December 31, 2024	90,879

Standardized Measure of Discounted Future Net Cash Flows

The following table reflects the Company’s standardized measure of discounted future net cash flows relating from its proved crude oil, natural gas and NGL reserves (in thousands):

	December 31,
	2024	2023	2022
Future cash inflows	$10,934,170	$9,706,290	$10,159,310
Future production costs	(3,240,114)	(2,869,377)	(2,289,852)
Future development costs (1)	(1,547,179)	(1,568,033)	(983,732)
Future income tax expense	(837,031)	(680,894)	(1,102,156)
Future net cash flows	5,309,846	4,587,986	5,783,570
Discount to present value at 10% annual rate	(2,314,849)	(1,980,282)	(2,367,062)
Standardized measure of discounted future net cash flows (1)	$2,994,997	$2,607,704	$3,416,508

The following table reflects the principal changes in the standardized measure of discounted future net cash flows attributable to the Company’s proved reserves (in thousands):

	Year Ended December 31,
	2024	2023	2022
Standardized measure of discounted future net cash flows, beginning of year	$2,607,704	$3,416,508	$1,118,809
Sales of crude oil and natural gas, net of production costs	(877,493)	(907,459)	(647,647)
Extensions and discoveries, net of future development costs (1)	772,541	1,202,674	1,785,822
Net changes in prices and production costs	(547,790)	(1,404,147)	909,053
Changes in estimated future development costs (1)	110,664	(37,820)	(23,647)
Purchases of minerals-in-place	—	4,344	499,478
Sales of reserves-in-place	—	(25,069)	—
Revisions of previous quantity estimates	361,064	(390,282)	(354,868)
Accretion of discount	288,117	395,656	134,338
Net changes in income taxes	(130,265)	266,579	(315,478)
Net changes in timing of production and other	410,455	86,720	310,648
Standardized measure of discounted future net cash flows, end of year (1)	$2,994,997	$2,607,704	$3,416,508

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

Changes in Internal Control over Financial Reporting

There have been no changes to the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the three months ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management’s Annual Report on Internal Control over Financial Reporting

Management is responsible for designing, implementing, and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act.

As required by Rule 13a-15 under the Exchange Act, management, with the participation of our principal executive and principal financial officers, assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2024, using the criteria in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, management believes that the Company’s internal control over financial reporting was effective as of December 31, 2024.

ITEM 9B. OTHER INFORMATION

Trading Plans

None of our directors or executive officers adopted or terminated a Rule 10b5-1 trading arrangement or adopted or terminated a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K) during the quarter ended December 31, 2024.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Item 10 will be incorporated by reference pursuant to Regulation 14A under the Exchange Act. We expect to file a definitive proxy statement with the SEC within 120 days after the close of the year ended December 31, 2024.

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

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

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

4.3

Amendment and Assignment to Warrant Agreement, dated as of August 21, 2020, by and among Pure Acquisition Corp., Continental Stock Transfer & Trust Company and HighPeak Energy, Inc. (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K (File No. 333-235313) filed with the SEC on August 27, 2020).

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

10.1

HighPeak Energy, Inc. Second Amended and Restated Long Term Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Annual Report on Form 10-K (File No. 001-39464) filed with the SEC on March 6, 2023).

10.2	Form of Stock Option Agreement (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K (File No. 001-39464) filed with the SEC on August 27, 2020).

10.3	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-39464) filed with the SEC on November 9, 2020).

10.4+

Term Loan Credit Agreement, dated September 12, 2023, by and between HighPeak Energy, Inc., as borrower, Texas Capital Bank, as administrative agent, Chambers Energy Management, LP, as collateral agent, and the lenders from time-to-time party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-39464) filed with the SEC on September 15, 2023).

10.5+

Collateral Agency Agreement, dated September 12, 2023, by and between HighPeak Energy, Inc., Texas Capital Bank, as collateral agent, Chambers Energy Management, LP, as term representative, and Mercuria Energy Trading SA, as first out representative (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-39464) filed with the SEC on September 15, 2023).

10.6+

Revolving Credit Agreement, dated November 1, 2023, by and between HighPeak Energy, Inc., as borrower Fifth Third Bank, National Association, as administrative agent and collateral agent, and lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-39464) filed with the SEC on November 6, 2023).

10.7

First Amendment to the Senior Credit Facility Agreement, dated as of March 29, 2024, by and between HighPeak Energy, Inc., Fifth Third Bank, National Association, as administrative agent, each Guarantor party thereto and the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-39464) filed with the SEC on April 2, 2024).

10.8	Form of Dividend Equivalent Award Agreement (incorporated by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q (File No. 001-39464) filed with the SEC on August 9, 2021).

10.9	Form of Restricted Stock Award Agreement (incorporated by reference to Exhibit 99.2 to the Company’s Registration Statement on Form S-8 (File No. 333-249888) filed with the SEC on November 5, 2020).

10.10*	Form of Amendment to Restricted Stock Agreement.

10.11	Form of Cash Award Agreement (incorporated by reference to Exhibit 10.12 to the Company’s Annual Report on Form 10-K (File No. 001-39464) filed with the SEC on March 7, 2022).

10.12

Form of Subscription Agreement, by and among HighPeak Energy, Inc. and the purchaser party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-39464) filed with the SEC on August 24, 2022).

19.1*	HighPeak Energy, Inc. Insider Trading Policy.

21.1	List of Subsidiaries (incorporated by reference to Exhibit 21.1 to the Company’s Annual Report on Form 10-K (File No. 001-39464) filed with the SEC on March 6, 2024).

23.1*	Consent of Weaver and Tidwell, L.L.P., independent registered public accounting firm for HighPeak Energy, Inc.

23.2*	Consent of Cawley, Gillespie & Associates, Inc.

31.1*	Certification of the Company’s Chief Executive Officer Pursuant to Section 302 of the Sarbanes Oxley Act of 2002 (18 U.S.C. Section 7241).

31.2*	Certification of the Company’s Chief Financial Officer Pursuant to Section 302 of the Sarbanes Oxley Act of 2002 (18 U.S.C. Section 7241).

32.1**	Certification of the Company’s Chief Executive Officer Pursuant to Section 906 of the Sarbanes Oxley Act of 2002 (18 U.S.C. Section 1350).

32.2**	Certification of the Company’s Chief Financial Officer Pursuant to Section 906 of the Sarbanes Oxley Act of 2002 (18 U.S.C. Section 1350).

97.1

High Peak Energy, Inc. Incentive-Based Compensation Recoupment Policy effective December 1, 2023 (incorporated by reference to Exhibit 97.1 to the Company’s Annual Report on Form 10-K (File No. 001-39464) filed with the SEC on March 6, 2024).

99.1*	Reserve Report of HighPeak Energy as of December 31, 2024.

99.2

Reserve Report of HighPeak Energy as of December 31, 2023 (incorporated by reference to Exhibit 99.1 to the Company’s Annual Report on Form 10-K (File No. 001-39464) filed with the SEC on March 6, 2024).

99.3

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

HIGHPEAK ENERGY, INC.

March 10, 2025	By:	/s/ Steven Tholen
Steven Tholen
Chief Financial Officer

March 10, 2025	By:	/s/ Keith Forbes
Keith Forbes
Vice President, Controller

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JACK HIGHTOWER	Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)	March 10, 2025
Jack Hightower

/s/ STEVEN THOLEN	Chief Financial Officer (Principal Financial Officer)	March 10, 2025
Steven Tholen

/s/ KEITH FORBES	Vice President, Controller (Principal Accounting Officer)	March 10, 2025
Keith Forbes

/s/ JAY M. CHERNOSKY	Director	March 10, 2025
Jay M. Chernosky

/s/ KEITH A. COVINGTON	Director	March 10, 2025
Keith A. Covington

/s/ JASON A. EDGEWORTH	Director	March 10, 2025
Jason A. Edgeworth

/s/ SHARON FULGHAM	Director	March 10, 2025
Sharon Fulgham

/s/ MICHAEL L. HOLLIS	President and Director	March 10, 2025
Michael L. Hollis

/s/ LARRY C. OLDHAM	Director	March 10, 2025
Larry C. Oldham