Form 10-Q
period 2025-03-31
HighPeak Energy, Inc.
filed 2025-05-12
CIK 1792849

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

or

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

Yes ☐    No ☒

As of May 8, 2025, there were 126,067,436 shares of common stock, par value $0.0001 per share, issued and outstanding.

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

Cautionary Statement Concerning Forward-Looking Statements

This Quarterly Report on Form 10-Q (this “Quarterly Report”) includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical facts included or incorporated by reference in this Quarterly Report, including, without limitation, statements regarding the Company’s future financial position, business strategy, budgets, projected revenues, projected costs, and plans and objectives of management for future operations, are forward-looking statements. Such forward-looking statements are based on the beliefs of management, as well as assumptions made by, and information currently available to, the Company’s management. In addition, forward-looking statements generally can be identified by the use of forward-looking terminology such as “believes,” “plans,” “expects,” “anticipates,” “forecasts,” “intends,” “continue,” “may,” “will,” “could,” “should,” “future,” “potential,” “estimate” or the negative of such terms and similar expressions as they relate to the Company are intended to identify forward-looking statements, which are generally not historical in nature. The forward-looking statements are based on the Company’s current expectations, assumptions, estimates and projections about the Company and the industry in which the Company operates. Although the Company believes that the expectations and assumptions reflected in the forward-looking statements are reasonable as and when made, they involve risks and uncertainties that are difficult to predict and, in many cases, beyond the Company’s control. In addition, the Company may be subject to currently unforeseen risks that may have a materially adverse effect on it. Accordingly, no assurances can be given that the actual events and results will not be materially different from the anticipated results described in the forward-looking statements. Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date hereof. The Company undertakes no duty to publicly update these statements except as required by law. Important factors that could cause actual results to differ materially from the Company’s expectations include, but are not limited to, the Company’s assumptions about:

●	our ability to refinance or pay, when due, the principal of, interest or other amounts due in respect of our indebtedness;
●	our liquidity, cash flow and access to capital;
●	the results of our ongoing strategic alternatives process;
●	the supply and demand for and market prices of crude oil, NGL, natural gas and other products or services, and the associated impact of our hedging policies relating thereto;
●	inflation rates, the impacts of associated monetary policy responses, including increased interest rates and resulting pressures on economic growth, U.S. trade policy and the imposition of tariffs;
●	political instability or armed conflict in crude oil or natural gas producing regions, such as the ongoing war between Russia and Ukraine, the Israel-Hamas conflict and the Israel-Iran conflict;
●	volatility in the political, legal and regulatory environments;
●	political and regulatory uncertainties;
●	the integration of acquisitions;
●	the availability of capital resources;
●	production and reserve levels;
●	drilling and completion risks;
●	economic and competitive conditions;
●	the impacts of revising our drilling plan during the year transitioning to an increased or decreased rig count from time to time;
●	severe weather conditions;
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

●	our ability to predict and manage the effects of actions of OPEC and agreements to set and maintain production levels;
●	cyber-attacks;
●	occurrence of property acquisitions or divestitures;
●	capital markets and our ability to access such markets on attractive terms or at all, and related risks such as general credit, liquidity, market and interest-rate risks; and
●

other factors disclosed under “Part I, Items 1 and 2. Business and Properties,” “Part I, Item 1A. Risk Factors,” “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Part II, Item 7A. Quantitative and Qualitative Disclosures about Market Risk,” included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 filed with the SEC on March 10, 2025 (“Annual Report”).

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

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

HighPeak Energy, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share data)

	March 31, 2025	December 31, 2024
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$51,619	$86,649
Accounts receivable	78,356	85,242
Inventory	8,706	10,952
Prepaid expenses	8,301	4,587
Derivative instruments	5,620	7,582
Total current assets	152,602	195,012
Crude oil and natural gas properties, using the successful efforts method of accounting:
Proved properties	4,140,881	3,959,545
Unproved properties	71,359	70,868
Accumulated depletion, depreciation and amortization	(1,293,949)	(1,184,684)
Total crude oil and natural gas properties, net	2,918,291	2,845,729
Other property and equipment, net	3,141	3,201
Other noncurrent assets	19,047	19,346
Total assets	$3,093,081	$3,063,288
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$120,000	$120,000
Accounts payable – trade	66,473	74,011
Accrued capital expenditures	53,240	35,170
Revenues and royalties payable	27,993	26,838
Other accrued liabilities	22,065	22,196
Derivative instruments	8,275	5,380
Operating leases	821	719
Advances from joint interest owners	—	316
Total current liabilities	298,867	284,630
Noncurrent liabilities:
Long-term debt, net	902,844	928,384
Deferred income taxes	242,337	232,398
Asset retirement obligations	15,058	14,750
Operating leases	581	670
Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock, $0.0001 par value, 10,000,000 shares authorized, none issued and outstanding at March 31, 2025 and December 31, 2024	—	—
Common stock, $0.0001 par value, 600,000,000 shares authorized, 126,067,436 and 126,067,436 shares issued and outstanding at March 31, 2025 and December 31, 2024, respectively	13	13
Additional paid-in capital	1,166,786	1,166,609
Retained earnings	466,595	435,834
Total stockholders’ equity	1,633,394	1,602,456
Total liabilities and stockholders’ equity	$3,093,081	$3,063,288

The accompanying notes are an integral part of these condensed consolidated financial statements.

HighPeak Energy, Inc.

Condensed Consolidated Statements of Operations

(in thousands, except per share data)

(Unaudited)

	Three Months Ended March 31,
	2025	2024
Operating revenues:
Crude oil sales	$246,424	$282,369
NGL and natural gas sales	11,024	5,395
Total operating revenues	257,448	287,764
Operating costs and expenses:
Crude oil and natural gas production	35,562	30,271
Production and ad valorem taxes	15,152	14,402
Exploration and abandonments	264	498
Depletion, depreciation and amortization	109,325	130,850
Accretion of discount	244	239
General and administrative	6,345	4,685
Stock-based compensation	177	3,798
Total operating costs and expenses	167,069	184,743
Other expense	—	1
Income from operations	90,379	103,020
Interest income	810	2,392
Interest expense	(36,988)	(43,634)
Loss on derivative instruments, net	(7,927)	(53,043)
Income before income taxes	46,274	8,735
Provision for income taxes	9,939	2,297
Net income	$36,335	$6,438
Earnings per share:
Basic net income	$0.26	$0.05
Diluted net income	$0.26	$0.05

Weighted average shares outstanding:
Basic	123,913	125,696
Diluted	127,213	129,641

Dividends declared per share	$0.04	$0.04

The accompanying notes are an integral part of these condensed consolidated financial statements.

HighPeak Energy, Inc.

Condensed Consolidated Statements of Changes in Stockholders' Equity

(in thousands)

(Unaudited)

Three Months Ended March 31, 2025
	Shares Outstanding	Common Stock	Additional Paid-in- Capital	Retained Earnings	Total Stockholders' Equity
Balance, December 31, 2024	126,067	$13	$1,166,609	$435,834	$1,602,456
Dividends declared ($0.04 per share)	—	—	—	(5,043)	(5,043)
Dividend equivalents declared on outstanding stock options ($0.04 per share)	—	—	—	(531)	(531)
Stock-based compensation costs:
Compensation costs included in net income	—	—	177	—	177
Net income	—	—	—	36,335	36,335
Balance, March 31, 2025	126,067	$13	$1,166,786	$466,595	$1,633,394

Three Months Ended March 31, 2024
	Shares Outstanding	Common Stock	Additional Paid-in- Capital	Retained Earnings	Total Stockholders' Equity
Balance, December 31, 2023	128,421	$13	$1,189,424	$363,284	$1,552,721
Dividends declared ($0.04 per share)	—	—	—	(5,137)	(5,137)
Dividend equivalents declared on outstanding stock options ($0.04 per share)	—	—	—	(532)	(532)
Repurchased shares under buyback program	(566)	—	(8,851)	—	(8,851)
Stock-based compensation costs:
Compensation costs included in net income	—	—	3,798	—	3,798
Net income	—	—	—	6,438	6,438
Balance, March 31, 2024	127,855	$13	$1,184,371	$364,053	$1,548,437

The accompanying notes are an integral part of these condensed consolidated financial statements.

HighPeak Energy, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Three Months Ended March 31,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$36,335	$6,438
Adjustments to reconcile net income to net cash provided by operations:
Provision for deferred income taxes	9,939	1,688
Loss on derivative instruments, net	7,927	53,043
Cash paid on settlement of derivative instruments	(3,071)	(5,148)
Amortization of debt issuance costs	2,034	2,053
Amortization of discounts on long-term debt	2,426	2,453
Stock-based compensation expense	177	3,798
Accretion expense	244	239
Depletion, depreciation and amortization expense	109,325	130,850
Exploration and abandonment expense	4	274
Changes in operating assets and liabilities:
Accounts receivable	6,886	(14,414)
Prepaid expenses, inventory and other assets	(1,314)	(4,722)
Accounts payable, accrued liabilities and other current liabilities	(13,860)	(5,113)
Net cash provided by operating activities	157,052	171,439
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to crude oil and natural gas properties	(179,819)	(147,698)
Changes in working capital associated with crude oil and natural gas property additions	25,172	1,705
Acquisitions of crude oil and natural gas properties	(2,517)	(2,171)
Proceeds from sales of properties	570	—
Other property additions	—	(59)
Net cash used in investing activities	(156,594)	(148,223)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments under Term Loan Credit Agreement	(30,000)	(30,000)
Dividends paid	(4,957)	(5,050)
Dividend equivalents paid	(531)	(530)
Repurchased shares under buyback program	—	(8,764)
Debt issuance costs	—	(7)
Net cash used in financing activities	(35,488)	(44,351)
Net decrease in cash and cash equivalents	(35,030)	(21,135)
Cash and cash equivalents, beginning of period	86,649	194,515
Cash and cash equivalents, end of period	$51,619	$173,380

Supplemental cash flow information:
Cash paid for interest	$32,528	$39,678
Cash paid for income taxes	—	—
Supplemental disclosure of non-cash transactions:
Additions to asset retirement obligations	152	201

The accompanying notes are an integral part of these condensed consolidated financial statements.

HIGHPEAK ENERGY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1. Organization and Nature of Operations

HighPeak Energy, Inc. ("HighPeak Energy" or the "Company") is a Delaware corporation, formed in October 2019. See the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, filed with the U.S. Securities and Exchange Commission (“SEC”) on March 10, 2025, for further information regarding the formation of the Company. HighPeak Energy’s common stock and warrants are listed and traded on the Nasdaq Global Market (the "Nasdaq") under the ticker symbols “HPK” and “HPKEW,” respectively. The Company is an independent crude oil and natural gas exploration and production company that explores for, develops and produces crude oil, NGL and natural gas in the Permian Basin in West Texas, more specifically, the Midland Basin primarily in Howard and Borden Counties. Our acreage is composed of two core areas, Flat Top primarily in the northern portion of Howard County extending into southern Borden County, southwest Scurry County and northwest Mitchell County and Signal Peak in the southern portion of Howard County.

NOTE 2. Basis of Presentation and Summary of Significant Accounting Policies

Presentation. In the opinion of management, the unaudited interim condensed consolidated financial statements of the Company as of March 31, 2025 and for the three months ended March 31, 2025 and 2024 include all adjustments and accruals, consisting only of normal, recurring adjustments and accruals necessary for a fair presentation of the results for the interim periods in conformity with generally accepted accounting principles in the United States ("GAAP"). Certain prior period amounts have been reclassified to conform to the current period condensed consolidated financial statement presentation. These reclassifications had an immaterial effect on the previously reported total assets, total liabilities, stockholders’ equity, results of operations or cash flows. The operating results for the three months ended March 31, 2025 are not indicative of results for a full year.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted in accordance with the rules and regulations of the SEC. These unaudited interim condensed consolidated financial statements should be read together with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.

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

Accounts receivable. As of March 31, 2025 and December 31, 2024, the Company’s accounts receivables primarily consist of amounts due from the sale of crude oil, NGL and natural gas of $70.1 million and $76.0 million, respectively, and are based on estimates of sales volumes and realized prices the Company anticipates it will receive, joint interest receivables of $3.3 million and $4.7 million, respectively, current U.S. federal income tax receivables of $3.1 million and $3.1 million, respectively, and receivables related to settlements of derivative contracts of $1.9 million and $1.4 million, respectively. The Company’s share of crude oil, NGL and natural gas production is sold to various purchasers who must be prequalified under the Company’s credit risk policies and procedures. The Company’s credit risk related to collecting accounts receivables is mitigated by using credit and other financial criteria to evaluate the credit standing of the entity obligated to make payment on the accounts receivable, and where appropriate, the Company obtains assurances of payment, such as a guarantee by the parent company of the counterparty or other credit support.

Accounts receivable are stated at amounts due from purchasers or joint interest owners, net of an allowance for expected losses as estimated by the Company when collection is doubtful. For receivables from joint interest owners, the Company typically has the ability to withhold future revenue disbursements to recover any non-payment of joint interest billings. Accounts receivable from purchasers or joint interest owners outstanding longer than the contractual payment terms are considered past due. The Company determines its allowance for each type of receivable by considering a number of factors, including the length of time accounts receivable are past due, the Company’s previous loss history, the debtor’s current ability to pay its obligation to the Company, the condition of the general economy and the industry as a whole. The Company writes off specific accounts receivable when they become uncollectible, and payments subsequently received on such receivables are credited to the allowance for expected losses. As of March 31, 2025 and December 31, 2024, the Company had no allowance for credit losses related to accounts receivable.

Concentration of credit risk. The Company is subject to credit risk resulting from the concentration of its crude oil and natural gas receivables with significant purchasers. For the three months ended March 31, 2025 and the year ended December 31, 2024, sales to the Company’s largest purchaser accounted for approximately 81% and 76%, respectively, and sales to the Company’s second largest purchaser accounted for approximately 10% and 18%, respectively, of the Company’s total crude oil, NGL and natural gas sales revenues. The Company generally does not require collateral and does not believe the loss of these particular purchasers would materially impact its operating results, as crude oil and natural gas are fungible products with well-established markets and numerous purchasers in various regions.

Inventory. Inventory is comprised primarily of crude oil and natural gas drilling and completion or repair items such as pumps, tubing, casing, vessels, operating supplies and ordinary maintenance materials and parts. The materials and supplies inventory is primarily acquired for use in future drilling and completion or repair operations and is carried at the lower of cost or net realizable value, on a weighted average cost basis. Valuation allowances for materials and supplies inventories are recorded as reductions to the carrying values of the materials and supplies inventories in the Company’s condensed consolidated balance sheet and as charges to other expense in the condensed consolidated statements of operations. The Company’s materials and supplies inventory as of March 31, 2025 and December 31, 2024 is $8.7 million and $11.0 million, respectively, and the Company has not recognized any valuation allowance to date.

Prepaid expenses. Prepaid expenses are comprised primarily of fees related to a debt refinancing that will be included in debt issuance costs when consummated or charged to expense if not successful, strategic alternatives that will be deducted from eventual commissions on a future transaction, caliche that will be used on future locations and roads in our development areas, and prepaid insurance, software maintenance fees, listing fees and subscriptions that will be amortized over the life of the contracts. Prepaid expenses as of March 31, 2025 and December 31, 2024 are $8.3 million and $4.6 million, respectively.

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

Other property and equipment, net. Other property and equipment is recorded at cost. The carrying values of other property and equipment, net of accumulated depreciation of $1.1 million and $1.1 million as of March 31, 2025 and December 31, 2024, respectively, are as follows (in thousands):

	March 31, 2025	December 31, 2024
Land	$1,869	$1,869
Transportation equipment	569	620
Buildings	513	516
Leasehold improvements	189	193
Field equipment	1	2
Furniture and fixtures	—	1
Total other property and equipment, net	$3,141	$3,201

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

Aid-in-construction assets. As of March 31, 2025 and December 31, 2024, the Company had aid-in-construction assets totaling $17.7 million and $18.0 million, respectively, included in other noncurrent assets. The Company funded aid-in-construction projects during the three months ended March 31, 2025 and the year ended December 31, 2024 of zero and $17.5 million, respectively, under the contract. The Company has received and will continue to receive payments based on gross system throughput, including any third-party natural gas that is potentially tied into the Flat Top gathering system in the future. Payments received during the three months ended March 31, 2025 and the year ended December 31, 2024 were approximately $375,000 and $2.0 million, respectively. The contract calls for future aid-in-construction fundings if expansions of the system are necessary as determined in the sole discretion of the Company.

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

Current liabilities. Current liabilities as of March 31, 2025 and December 31, 2024 totaled approximately $298.9 million and $284.6 million, respectively, including current maturities of long-term debt, trade accounts payable, accrued capital expenditures revenues and royalties payable, derivative liabilities and accruals for operating and general and administrative expenses, interest expense, operating leases, dividends and dividend equivalents and other miscellaneous items.

Debt issuance costs and original issue discount. The Company has paid a total of $25.1 million in debt issuance costs, zero and $58,000 of which were incurred during the three months ended March 31, 2025 and the year ended December 31, 2024, respectively, primarily related to the completion of the Term Loan Credit Agreement and Senior Credit Facility Agreement. Amortization based on the straight-line method over the terms of the Term Loan Credit Agreement and Senior Credit Facility Agreement which approximates the effective interest method was $2.0 million and $2.1 million during the three months ended March 31, 2025 and 2024, respectively. In addition, the Company realized a total of $30.0 million in original issue discounts on the issuance of its Term Loan Credit Agreement that is being amortized over the life of the agreement which approximates the effective interest method and was $2.4 million and $2.5 million during the three months ended March 31, 2025 and 2024, respectively. See Note 7 for more information. As of March 31, 2025 and December 31, 2024, the remaining net debt issuance costs and discounts related to the Term Loan Credit Agreement and Senior Credit Facility Agreement are netted against the outstanding long-term debt on the accompanying condensed consolidated balance sheets.

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

The Company enters into contracts with purchasers to sell its crude oil, NGL and natural gas production. Revenue on these contracts is recognized in accordance with the five-step revenue recognition model prescribed in ASC 606. Specifically, revenue is recognized when the Company’s performance obligations under these contracts are satisfied, which generally occurs with the transfer of control of the crude oil and natural gas to the purchaser. Control is generally considered transferred when the following criteria are met: (i) transfer of physical custody, (ii) transfer of title, (iii) transfer of risk of loss and (iv) relinquishment of any repurchase rights or other similar rights. Given the nature of the products sold, revenue is recognized at a point in time based on the amount of consideration the Company expects to receive in accordance with the price specified in the contract. Consideration under the crude oil and natural gas marketing contracts is typically received from the purchaser one to two months after the date of sale. As of March 31, 2025 and December 31, 2024, the Company had receivables related to contracts with purchasers of approximately $70.1 million and $76.0 million, respectively.

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

The Company reviews its deferred tax assets for recoverability and establishes a valuation allowance based on projected future taxable income, applicable tax strategies and the expected timing of the reversals of existing temporary differences. A valuation allowance is provided when it is more likely than not (likelihood of greater than 50 percent) that some portion or all the deferred tax assets will not be realized. The Company has not established a valuation allowance as of March 31, 2025 or December 31, 2024.

Tax benefits from an uncertain tax positions are recognized only if it is more likely than not that the tax position will be sustained upon examination by the taxing authorities, based upon the technical merits of the position. If all or a portion of the unrecognized tax benefit is sustained upon examination by the taxing authorities, the tax benefit will be recognized as a reduction to the Company’s deferred tax liability and will affect the Company’s effective tax rate in the period it is recognized. See Note 12 for additional information.

Tax-related interest charges are recorded as interest expense and any tax-related penalties as other expense in the condensed consolidated statements of operations of which there have been none to date.

The Company is also subject to Texas Margin Tax. The Company realized zero and $223,000 in current Texas Margin Tax during the three months ended March 31, 2025 and 2024, respectively, in the accompanying condensed consolidated financial statements.

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

The Company’s Chief Executive Officer and President are the chief operating decision makers (“CODMs”). To assess the performance of our assets, the CODMs use net income. We believe net income provides information useful in assessing our operating and financial performance across periods.

The following table reflects the Company’s net income, assets and capital expenditures for the Company’s one reporting segment for the time periods presented:

	Three Months Ended March 31,
	2025	2024
Total operating revenues	$257,448	$287,764

Lease operating expenses	31,599	28,511
Production and ad valorem taxes	15,152	14,402
Expensed workover costs	3,963	1,760
Total significant expenses	50,714	44,673
Depletion, depreciation and amortization	109,325	130,850
General and administrative expenses, including stock-based comp	6,522	8,483
Interest expense, net	36,178	41,242
Provision for income taxes	9,939	2,297
Other segment items(1)	8,435	53,781
Total expenses	221,113	281,326

Net income	$36,335	$6,438

Total assets	$3,093,081	$3,054,692

Capital costs incurred, including acquisitions	$182,488	$150,070

(1)	Other segment items included in segment net income are exploration and abandonment expense, accretion of discount, other expense and gains and losses on derivative instruments.

Recently adopted accounting pronouncements. In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures,” which is intended to enhance the transparency and decision usefulness of income tax disclosures. The amendments in this standard provide for enhanced income tax information primarily through changes to the rate reconciliation and income taxes paid. This ASU is effective for the Company prospectively to all annual periods beginning after December 15, 2024, and interim reporting periods beginning after December 15, 2025. While the adoption of this ASU will modify the Company's disclosures, it will not have an impact on the Company’s financial position, results of operations or liquidity.

New accounting pronouncements not yet adopted. In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Topic 220): Disaggregation of Income Statement Expenses. The amendments in this update require disclosure in the Company's annual and interim consolidated financial statements of specified information about certain costs and expenses, including depletion, depreciation and amortization recognized as part of crude oil and natural gas producing activities and employee compensation. This ASU is effective for the Company to all annual periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. While the adoption of this ASU will modify the Company's disclosures, it will not have an impact on the Company's financial position, results of operations or liquidity.

The Company considers the applicability and the impact of all ASUs. ASUs were assessed and determined to be either not applicable, the effects of adoption are not expected to be material or are clarifications of ASUs previously disclosed.

NOTE 3. Acquisitions and Divestitures

Acquisitions. During the three months ended March 31, 2025 and 2024, the Company incurred a total of $2.5 million and $2.2 million, respectively, in acquisition costs primarily to acquire various undeveloped crude oil and natural gas leases largely contiguous to its Flat Top and Signal Peak operating areas.

Divestitures. During the three months ended March 31, 2025, the Company sold various non-core non-operated working interests in certain producing properties outside of our core areas for total proceeds of $570,000.

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

Assets and liabilities measured at fair value on a recurring basis. Assets and liabilities measured at fair value on a recurring basis as of March 31, 2025 and December 31, 2024 are as follows (in thousands):

	As of March 31, 2025
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Commodity price derivatives – current	$—	$5,620	$—	$5,620
Liabilities:
Commodity price derivatives – current	—	8,275	—	8,275
Total recurring fair value measurements, net	$—	$(2,655)	$—	$(2,655)

	As of December 31, 2024
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Commodity price derivatives – current	$—	$7,582	$—	$7,582
Liabilities:
Commodity price derivatives – current	—	5,380	—	5,380
Total recurring fair value measurements, net	$—	$2,202	$—	$2,202

Commodity price derivatives. The Company’s commodity price derivatives are currently made up of crude oil swap contracts, enhanced collars, costless collars, deferred premium put options and natural gas swap contracts. The Company measures derivatives using an industry-standard pricing model that is provided by the counterparties. The inputs utilized in the third-party discounted cash flow and option-pricing models for valuing commodity price derivatives include forward prices for crude oil, contracted volumes, volatility factors and time to maturity, which are considered Level 2 inputs.

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

Financial instruments not carried at fair value. As of March 31, 2025 and December 31, 2024, the Company has financial instruments consisting primarily of cash and cash equivalents, accounts receivable, accounts payable, long-term debt (specifically the Term Loan Credit Agreement and Senior Credit Facility Agreement), and other current assets and liabilities that approximate fair value due to the nature of the instrument and their relatively short maturities.

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

The following table summarizes the effect of derivative instruments on the Company’s condensed consolidated statements of operations (in thousands):

	Three Months Ended March 31,
	2025	2024

Noncash derivative loss, net	$(4,856)	$(47,895)
Cash payments on settled derivatives, net	(3,071)	(5,148)
Derivative loss, net	$(7,927)	$(53,043)

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

The Company’s outstanding NYMEX WTI Cushing and Argus WTI Midland crude oil derivative instruments as of March 31, 2025 and the weighted average crude oil prices and premiums payable per barrel for those contracts are as follows:

					Swaps	Collars, Enhanced Collars & Deferred Premium Puts
Settlement Month	Settlement Year	Type of Contract	Bbls Per Day	Index	Price per Bbl	Floor or Strike Price per Bbl	Ceiling Price per Bbl	Deferred Premium Payable per Bbl
Crude Oil:
Apr - Jun	2025	Swap	5,500	WTI Cushing	$76.37	$—	$—	$—
Apr - Jun	2025	Collar	7,989	WTI Cushing	$—	$64.38	$88.55	$2.00
Apr - Jun	2025	Put	9,000	WTI Cushing	$—	$65.78	$—	$5.00
Jul - Sep	2025	Swap	3,000	WTI Cushing	$75.85	$—	$—	$—
Jul - Sep	2025	Collar	7,000	WTI Cushing	$—	$65.00	$90.08	$2.28
Jul - Sep	2025	Put	9,000	WTI Cushing	$—	$65.78	$—	$5.00
Oct - Dec	2025	Collar	5,000	WTI Cushing	$—	$60.00	$72.80	$—
Jan - Mar	2026	Collar	5,000	WTI Cushing	$—	$60.00	$72.80	$—

Natural gas production derivatives. The Company sells its natural gas production at the tailgate of the gas processing plants and the sales contracts governing such natural gas production are tied directly to, or are correlated with, HH natural gas prices. As such, the Company primarily uses HH derivative contracts to manage future natural gas price volatility.

The Company’s outstanding HH natural gas derivative instruments as of March 31, 2025 and the weighted average natural gas prices per MMBtu for those contracts are as follows:

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

Net derivative assets associated with the Company’s open commodity derivative instruments by counterparty are as follows (in thousands):

As of March 31, 2025
Macquarie Bank Limited	$(2,812)
Wells Fargo Bank, National Association	(1,200)
Fifth Third Bank, National Association	(583)
Mercuria Energy Trading SA	1,940
$(2,655)

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

The changes in capitalized exploratory/extension well costs are as follows (in thousands):

Three Months Ended March 31, 2025
Beginning capitalized exploratory/extension well costs	$33,619
Additions to exploratory/extension well costs	28,613
Reclassification to proved properties	(9,528)
Exploratory/extension well costs charged to exploration and abandonment expense	—
Ending capitalized exploratory/extension well costs	$52,704

All capitalized exploratory/extension well costs have been capitalized for less than one year based on the date of drilling.

NOTE 7. Long-Term Debt

The components of long-term debt, including the effects of debt issuance costs, are as follows (in thousands):

	March 31, 2025	December 31, 2024
Term Loan Credit Agreement due 2026	$1,050,000	$1,080,000
Senior Credit Facility Agreement due 2026	—	—
Discounts, net (a)	(14,771)	(17,197)
Debt issuance costs, net (b)	(12,385)	(14,419)
Total debt	1,022,844	1,048,384
Less current maturities of long-term debt	(120,000)	(120,000)
Long-term debt, net	$902,844	$928,384

(a)	Discounts as of March 31, 2025 and December 31, 2024 consisted of $30.0 million in discounts less accumulated amortization of $15.2 million and $12.8 million, respectively.

(b)

Debt issuance costs as of March 31, 2025 and December 31, 2024 consisted of $25.1 million and $25.1 million, respectively, in costs less accumulated amortization of $12.7 million and $10.7 million, respectively.

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

The Term Loan Credit Agreement contains customary mandatory prepayments, including quarterly installments of $30.0 million in aggregate principal amount which began March 31, 2024 ($150.0 million paid to date through March 31, 2025), the prepayment of gross proceeds from an incurred indebtedness other than Permitted Indebtedness (as defined in the Term Loan Credit Agreement), the prepayment of net cash proceeds for asset sales and hedge terminations in excess of $20.0 million within one calendar year, and prepayments of Excess Cash Flow (as defined in the Term Loan Credit Agreement) which began with the fiscal quarter ending March 31, 2024 (none paid to date as of March 31, 2025). In addition, the Term Loan Credit Agreement is subject to customary events of default, including a change in control. If an event of default occurs and is continuing, the collateral agent or the majority lenders may accelerate any amounts outstanding and terminate lender commitments.

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

Asset retirement obligations activity is as follows (in thousands):

Three Months Ended March 31, 2025
Beginning asset retirement obligations	$14,750
Liabilities incurred from new wells	152
Dispositions	(88)
Accretion of discount	244
Ending asset retirement obligations	$15,058

As of March 31, 2025 and December 31, 2024, all asset retirement obligations are considered noncurrent and classified as such in the accompanying condensed consolidated balance sheets.

NOTE 9. Incentive Plans

401(k) Plan. The HighPeak Energy Employees, Inc 401(k) Plan (the “401(k) Plan”) is a defined contribution plan established under Section 401 of the Internal Revenue Code of 1986, as amended (the “Code”). All regular full-time and part-time employees of the Company are eligible to participate in the 401(k) Plan after three continuous months of employment with the Company. Participants may contribute up to 80 percent of their annual base salary into the 401(k) Plan. Matching contributions are made to the 401(k) Plan in cash by the Company in amounts equal to 100 percent of a participant’s contributions to the 401(k) Plan up to four percent of the participant’s annual base salary (the “Matching Contribution”). Each participant’s account is credited with the participant’s contributions, Matching Contributions and allocations of the 401(k) Plan’s earnings. Participants are fully vested in their account balances at their eligibility date. During the three months ended March 31, 2025 and 2024, the Company contributed $173,000 and $201,000 to the 401(k) Plan, respectively.

Long-Term Incentive Plan. The Company’s Second Amended & Restated Long Term Incentive Plan (“LTIP”) provides for the grant of stock options, restricted stock, stock awards, dividend equivalents, cash awards and substitute awards to officers, employees, directors and consultants of the Company. The number of shares available for grant pursuant to awards under the LTIP as of March 31, 2025 and December 31, 2024 are as follows:

	March 31, 2025	December 31, 2024
Approved and authorized shares	16,414,015	16,414,015
Shares subject to awards issued under plan	(15,807,337)	(15,808,671)
Shares available for future grant	606,678	605,344

Stock options. Stock option awards were granted to employees on August 24, 2020, November 4, 2021, May 4, 2022, August 15, 2022 and July 21, 2023. Stock-based compensation expense related to the Company’s stock option awards for the three months ended March 31, 2025 and 2024 was a negative $12,000 due to certain forfeitures and $52,000, respectively, and as of March 31, 2025 there was no unrecognized stock-based compensation expense related to unvested stock option awards. The 1,949,000 stock options granted in July 2023 were 100% vested upon grant on July 21, 2023. However, to encourage long-term alignment with the Company stockholders, the stock options are not exercisable until the earlier of (i) August 31, 2026, (ii) upon a change in control or (iii) upon the death or disability of the grantee.

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

	Stock Options	Average Exercise Price	Remaining Term in Years	Intrinsic Value (in thousands)
Outstanding at December 31, 2023	13,449,061	$11.95	6.3	$47,672
Forfeitures	(4,999)	$26,44
Outstanding at December 31, 2024	13,444,062	$11.95	5.3	$53,093
Forfeitures	(1,334)	$19.98
Outstanding at March 31, 2025	13,442,728	$11.94	5.1	$29,544

Vested at December 31, 2024	13,444,062	$11.95	5.3	$53,093
Exercisable at December 31, 2024	11,495,062	$12.19	5.9	$44,907

Vested at March 31, 2025	13,442,728	$11.94	5.1	$29,544
Exercisable at March 31, 2025	11,493,728	$12.19	5.7	$25,334

Restricted stock issued to employee members of the Board and certain employees. A total of 1,500,500 shares of restricted stock was approved by the Board to be granted to certain employee members of the Board of the Company on November 4, 2021, which vest on the three-year anniversary of such grant assuming the employees remain in his or her position as of the anniversary date. Therefore, stock-based compensation expense of zero and $1.8 million was recognized during the three months ended March 31, 2025 and 2024, respectively, and there is no remaining unrecognized stock-based compensation expense as of March 31, 2025 to be recognized, which was based upon the closing price of the stock on the date of the restricted stock issuance. The Board also approved a total of 600,000 shares of restricted stock to be granted to certain employees of the Company on June 1, 2022, which vest on November 4, 2024, assuming the employees remain in his or her position as of that date. Therefore, stock-based compensation expense of zero and $1.8 million was recognized during the three months ended March 31, 2025 and 2024, respectively, and there is no remaining unrecognized stock-based compensation expense as of March 31, 2025 to be recognized, which was based upon the closing price of the stock on the date of the restricted stock issuance. On October 31, 2024, the vesting date for the aforementioned 2,100,500 shares of restricted stock was extended from November 4, 2024 to December 31, 2025 to ensure said restricted stock would continue to provide retention value to the Company. There is no excess stock-based compensation expense as the closing price on the modification date was lower than the original grant dates.

Stock issued to outside directors. A total of 53,879 shares of restricted stock was approved by the Board to be granted to the outside directors of the Company on June 4, 2024, which will vest at the next annual meeting, assuming the Board members maintain their positions on the Board. Therefore, stock-based compensation expense of $189,000 was recognized during the three months ended March 31, 2025 and the remaining $126,000 will be recognized during the second quarter of 2025, which was based upon the closing price of the stock on the date of the restricted stock issuance. Also, a total of 58,767 shares of restricted stock was approved by the Board to be granted to the outside directors of the Company on June 1, 2023, which vested on June 4, 2024. Therefore, stock-based compensation expense of zero and $189,000 was recognized during the three months ended March 31, 2025 and 2024, respectively, which was based upon the closing price of the stock on the date of the restricted stock issuance.

NOTE 10. Commitments and Contingencies

Leases. The Company follows ASC Topic 842, “Leases” to account for its operating and finance leases. Therefore, as of March 31, 2025 the Company had right-of-use assets totaling $1.4 million included in other noncurrent assets and operating lease liabilities totaling $1.4 million, $821,000 of which is included in current liabilities and $581,000 of which is included in noncurrent liabilities, and as of December 31, 2024 the Company had right-of-use assets totaling $1.4 million included in other noncurrent assets and operating lease liabilities totaling $1.4 million, $719,000 of which are included in current liabilities and $670,000 of which are included in noncurrent liabilities on the accompanying condensed consolidated balance sheets. The Company does not currently have any finance right-of-use leases. Maturities of the operating lease obligations are as follows (in thousands):

March 31, 2025
Remainder of 2025	$900
2026	599
Total	1,499
Less present value discount	(98)
Present value of lease liabilities	$1,401

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

Crude oil delivery commitments. In September 2024, the Company entered into an amended and restated crude oil marketing contract with DK Trading & Supply, LLC (“Delek”) as the purchaser and DKL Permian Gathering, LLC (“DKL”) as the gatherer and transporter. The contract includes the Company’s current and future crude oil production from the majority of its horizontal wells in Flat Top and Signal Peak where DKL is continually constructing a crude oil gathering system and custody transfer meters to most of the Company’s central tank batteries. The contract contains a minimum volume commitment commencing May 2024 that totals $138.7 million based on the gross piped barrels delivered of 23,500 Bopd for the first ten years of the contract at a certain amount per barrel escalating throughout the term of the contract. However, the Company generally has the ability under the contract to cumulatively bank dollars based on excess volumes delivered to offset the minimum volume commitment. For the period from May 1, 2024 to March 31, 2025, the Company has delivered approximately 30,962 Bopd under the contract. The remaining monetary commitment as of March 31, 2025, if the Company never delivers any additional volumes under the agreement, is approximately $127.3 million.

Natural gas gathering and treating agreement. In June 2024, the Company entered into a natural gas gathering and treating agreement to gather certain natural gas in its Signal Peak area. Pursuant to said agreement, the Company has agreed to fund certain aid-in-construction costs totaling $7.2 million and $5.4 million during the three months ended March 31, 2025 and the year ended December 31, 2024, respectively. In addition, throughout the remainder of 2025 and first quarter of 2026, the Company has a remaining commitment under the contract of $20.0 million as certain milestones are attained. The agreement does not contain any minimum volume commitments.

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

Sand commitments. The Company is party to an amended agreement whereby it has agreed to purchase at least 750,000 tons of sand over a fifteen-month period beginning April 1, 2024. The Company has taken deliveries of approximately 720,000 tons of sand through March 31, 2025, leaving a commitment of approximately 30,000 remaining. There are stipulations in the agreement that reduce this commitment should there be a downturn in crude oil prices. Generally, if the Company never takes delivery of any additional sand under the agreement, the monetary commitment that remains as of March 31, 2025 is approximately $776,000.

NOTE 11. Major Customers

Delek accounted for approximately 81% and 76% and Energy Transfer Crude Marketing, LLC (“ETC”) accounted for approximately 10% and 19% of the Company’s revenues during the three months ended March 31, 2025 and 2024, respectively. Based on the current demand for crude oil and natural gas and the availability of other purchasers, management believes the loss of either of these major purchasers would not have a material adverse effect on our financial condition and results of operations because crude oil and natural gas are fungible products with well-established markets and numerous purchasers.

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

On August 16, 2022, President Biden signed into law the Inflation Reduction Act of 2022 (“IRA 2022”), which among other tax provisions, created a 15 percent corporate alternative minimum tax (“CAMT”) on the “adjusted financial statement income” of certain large corporations (generally, corporations reporting at least $1.0 billion of average adjusted pre-tax net income on their consolidated financial statements) as well as an excise tax of 1% on the fair market value of certain public company stock repurchases for tax years beginning after December 31, 2022. Based on application of currently available guidance, the Company’s income tax expense for the three months ended March 31, 2025 and 2024 was not impacted by the CAMT. The Company’s excise tax imposed on its stock repurchases during the three months ended March 31, 2025 and the year ended December 31, 2024 was zero and $352,000, respectively, recognized as part of the cost basis of the stock repurchased.

The Company’s provision for income taxes attributable to income before income taxes consisted of the following (in thousands):

	Three Months Ended March 31,
	2025	2024
Provision for current income taxes:
Federal	$—	$386
State	—	223
Total provision for current income taxes	—	609
Provision for deferred income taxes:
Federal	9,572	1,465
State	367	223
Total provision for deferred income taxes	9,939	1,688
Total provision for income taxes	$9,939	$2,297

The reconciliation between the provision for income taxes computed by multiplying pre-tax income by the U.S. federal statutory rate and the reported amounts of provision for income taxes is as follows (in thousands, except rate):

	Three Months Ended March 31,
	2025	2024
Provision for income taxes at U.S. federal statutory rate	$9,718	$1,834
State deferred income taxes	367	399
Limited tax benefit (expense) due to stock-based compensation	(112)	377
Other, net	(34)	(313)
Provision for income taxes	$9,939	$2,297
Effective income tax rate	21.5%	26.3%

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities were as follows as of March 31, 2025 and December 31, 2024 (in thousands):

	March 31, 2025	December 31, 2024
Deferred tax assets:
Interest expense limitations	$80,163	$73,013
Net operating loss carryforwards	16,030	13,089
Stock-based compensation	3,388	3,351
Unrecognized derivative losses, net	573	—
Other	79	35
Less: Valuation allowance	—	—
Deferred tax assets	100,233	89,488
Deferred tax liabilities:
Crude oil and natural gas properties, principally due to differences in basis and depreciation and the deduction of intangible drilling costs for tax purposes	(342,570)	(321,411)
Unrecognized derivative gains, net	—	(475)
Deferred tax liabilities	(342,570)	(321,886)
Net deferred tax liabilities	$(242,337)	$(232,398)

The effective income tax rate differs from the U.S. statutory rate of 21 percent primarily due to certain stock-based compensation which exceeds the federal limits, deferred state income taxes and other permanent differences between GAAP income and taxable income.

As required by ASC Topic 740, “Income Taxes,” (“ASC 740”) the Company uses reasonable judgments and makes estimates and assumptions related to evaluating the probability of uncertain tax positions. The Company bases its estimates and assumptions on the potential liability related to an assessment of whether the income tax position will “more likely than not” be sustained in an income tax audit. Based on that analysis, the Company believes the Company has not taken any material uncertain tax positions, and therefore has not recorded an income tax liability related to uncertain tax positions. However, if actual results materially differ, the Company’s effective income tax rate and cash flows could be affected in the period of discovery or resolution. The Company also reviews the estimates and assumptions used in evaluating the probability of realizing the future benefits of the Company’s deferred tax assets and records a valuation allowance when the Company believes that a portion or all the deferred tax assets may not be realized. If the Company is unable to realize the expected future benefits of its deferred tax assets, the Company is required to provide a valuation allowance. The Company uses its history and experience, overall profitability, future management plans, tax planning strategies, and current economic information to evaluate the amount of valuation allowance to record. As of March 31, 2025 and December 31, 2024, the Company had not recorded a valuation allowance for deferred tax assets arising from its operations because the Company believed they met the “more likely than not” criteria as defined by the recognition and measurement provisions of ASC 740. The Company reversed a portion of its deferred tax asset related to stock-based compensation based on the assumption that the tax deduction will be subject to IRC Section 162(m) limits when the restricted stock vests. IRC Section 162(m) limits compensation deductions to $1.0 million per year for certain Company executives. This resulted in a $3.0 million reduction in the deferred tax asset and increased the amount of income tax expense realized during the three months ended March 31, 2024.

The Company is also subject to Texas margin tax. The Company realized zero and $223,000in current Texas margin tax in the accompanying condensed consolidated financial statements for the three months ended March 31, 2025 and 2024, respectively. In addition, the Company has recognized a net deferred Texas margin tax liability of $9.0 million and $8.6 million as of March 31, 2025 and December 31, 2024, respectively, in the accompanying condensed consolidated balance sheets.

NOTE 13. Earnings Per Share

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

The following table reconciles the Company’s earnings from operations and earnings attributable to common stockholders to the basic and diluted earnings used to determine the Company’s earnings per share amounts for the three months ended March 31, 2025 and 2024 under the two-class method (in thousands):

	Three Months Ended March 31,
	2025	2024
Net income as reported	$36,335	$6,438
Participating basic earnings (a)	(3,542)	(605)
Basic earnings attributable to common stockholders	32,793	5,833
Reallocation of participating earnings	47	1
Diluted net income attributable to common stockholders	$32,840	$5,834

Basic weighted average shares outstanding	123,913	125,696
Dilutive warrants and unvested stock options	1,146	1,786
Dilutive unvested restricted stock	2,154	2,159
Diluted weighted average shares outstanding	127,213	129,641

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

NOTE 14. Stockholders’ Equity

Stock Repurchase Program. In February 2024, the Company’s board of directors approved a common stock repurchase program to acquire up to $75.0 million of the Company’s outstanding common stock, excluding excise taxes and other expenses, which expires on December 31, 2025. Purchases under the repurchase program may be made from time to time in open market or privately negotiated transactions, and are subject to market conditions, applicable legal requirements, contractual obligations and other factors. The repurchase program does not require the Company to acquire any specific number of shares. This repurchase program may be suspended from time to time, modified, extended or discontinued by the board of directors at any time. During the three months ended March 31, 2025 and the year ended December 31, 2024, the Company repurchased zero and 2,407,421, respectively, shares of common stock that were cancelled and terminated for a total of approximately zero and $35.1 million, respectively. As of March 31, 2025, up to approximately $39.9 million remained available for use to repurchase shares under the Company’s common stock repurchase program, excluding excise taxes and other expenses.

Issuance of Common Stock. During the three months ended March 31, 2025 and 2024, the Company did not issue any shares of HighPeak Energy common stock.

Dividends and Dividend Equivalents. In February 2025, the Board declared a quarterly dividend of $0.04 per share of common stock outstanding which resulted in a total of $5.0 million in dividends being paid in March 2025. In addition, under the terms of the LTIP, the Company paid a dividend equivalent per share to all vested stock option holders of $531,000 in March 2025 and accrued a dividend equivalent per share to all unvested stock option holders which will be payable upon vesting, assuming no forfeitures. In addition, the Company accrued an additional combined $86,000 in dividends on the restricted stock issued to directors, management directors and certain employees that will be payable upon vesting.

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

Outstanding securities. At March 31, 2025 and December 31, 2024, the Company had 126,067,436 and 126,067,436 shares of common stock outstanding, respectively, and 7,934,922 and 7,934,922 warrants outstanding, respectively, with an exercise price of $11.50 per share that expire on August 21, 2025.

NOTE 15. Subsequent Events

Dividends and dividend equivalents. In May 2025, the Board approved a quarterly dividend of $0.04 per share of common stock outstanding which will result in a total of approximately $5.0 million in dividends to be paid in June 2025. In addition, under the terms of the LTIP, the Company will pay a dividend equivalent per share to all vested stock option holders of approximately $531,000 in June 2025. In addition, the Company will accrue an additional combined $86,000 in dividends on the restricted stock issued to directors, management directors and certain employees that will be payable upon vesting.

Natural gas derivative instruments. In April 2025, the Company entered into the following additional natural gas derivative instruments.

Settlement Month	Settlement Year	Type of Contract	MMBtu Per Day	Index	Price per MMBtu
Natural Gas:
Jan – Mar	2026	Swap	10,333	HH	$4.30
Apr – Jun	2026	Swap	30,000	HH	$4.30
Jul – Sep	2026	Swap	30,000	HH	$4.30
Oct – Dec	2026	Swap	30,000	HH	$4.30
Jan – Mar	2027	Swap	19,667	HH	$4.30

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

Overview

HighPeak Energy, Inc., a Delaware corporation, was formed in October 2019, is an independent crude oil and natural gas exploration and production company that explores for, develops and produces crude oil, NGL and natural gas in the Permian Basin in West Texas, more specifically, the Midland Basin. The Company’s assets are located primarily in Howard and Borden Counties, Texas, and to a lesser extent Scurry and Mitchell Counties, which lie within the northeastern part of the crude oil-rich Midland Basin. As of March 31, 2025, the assets consisted of two highly contiguous leasehold positions of approximately 154,810 gross (143,098 net) acres, approximately 65% of which were held by production, with an average working interest of 92%. Our acreage is composed of two core areas, Flat Top primarily in the northern portion of Howard County extending into southern Borden County, southwest Scurry County and northwest Mitchell County and Signal Peak in the southern portion of Howard County. We operate approximately 98% of the net acreage across the Company’s assets and more than 90% of the net operated acreage provides for horizontal wells with lateral lengths of 10,000 feet or greater. For the three months ended March 31, 2025, approximately 86% and 14% of sales volumes from the assets were attributable to liquids (both crude oil and NGL) and natural gas, respectively. As of March 31, 2025, HighPeak Energy was developing its properties using two (2) drilling rigs and one (1) frac crew and expects to average one to two (1-2) drilling rigs and approximately one (1) frac crew during the remainder of 2025 under our current development plan.

Recent Events

Dividends and dividend equivalents. In February 2025, the Board declared a quarterly dividend of $0.04 per share of common stock outstanding which resulted in a total of $5.0 million in dividends being paid in March 2025. In addition, under the terms of the LTIP, the Company paid a dividend equivalent per share to all vested stock option holders of $531,000 in March 2025 and accrued a dividend equivalent per share to all unvested stock option holders which is payable upon vesting, assuming no forfeitures. In addition, the Company accrued an additional combined $86,000 in March 2025 in dividends on the restricted stock issued to directors, management directors and certain employees that will be payable upon vesting.

Acquisitions and divestitures. During the three months ended March 31, 2025, the Company incurred a total of $2.5 million in acquisition costs related to lease extensions and to acquire crude oil and natural gas leases covering additional contiguous bolt-on undeveloped acreage contiguous to its Flat Top and Signal Peak operating areas. In addition, during the three months ended March 31, 2025, the Company received $570,000 in proceeds from the sale of some non-core non-operated properties.

Crude Oil and Natural Gas Industry Considerations. Our operating results, and those of the crude oil and natural gas industry as a whole, are heavily influenced by commodity prices. Crude oil, NGL and natural gas prices and basis differentials may fluctuate significantly as a result of numerous market-related variables. These and other factors make it impossible to predict realized prices reliably. We may respond to economic conditions by adjusting the amount and allocation of our capital program while continuing to identify efficiencies and cost savings. Volatility in crude oil prices may materially affect the quantities of crude oil, NGL and natural gas reserves we can economically produce over the longer term.

In early 2025, OPEC began unwinding prior voluntary production cuts, which added approximately 400,000 barrels per day to the global crude oil market. This substantial supply boost contributed to a decline in global crude oil prices during the three months ended March 31, 2025. Concurrently, in March 2025, the U.S. imposed tariffs on energy imports from Canada and Mexico, set at 10% and 25%, respectively, and expanded tariffs to include all steel and aluminum imports, aiming to bolster domestic production. In addition, in early April 2025, the current administration began announcing a substantial number of trade tariffs, including a new universal baseline reciprocal tariff of 10%, plus an additional country-specific reciprocal tariff for select trading partners, on all U.S. imports, although imports of crude oil, natural gas and refined products received exemptions from the tariffs. On April 10, 2025, the administration paused the additional country-specific tariffs for 90 days, until July 8, 2025, with the exception of the reciprocal tariff applied to China, which the administration increased. Concerns that the measures could cause inflation, slow economic growth and intensify trade disputes have also placed further downward pressure on oil prices. With negotiations and countermeasures still ongoing, the situation is fluid, and we expect price volatility to continue over the next few months. Collectively, these policy changes—OPEC's production increase and the U.S. tariffs—are introducing significant volatility to the crude oil and natural gas sector. In addition, tariffs have the potential to significantly increase our operating and capital costs, which could negatively impact our ability to carry out our planned drilling program and future growth projects.

In addition, since being sworn into office, President Trump has issued numerous Executive Orders that aim to increase crude oil production and decrease commodity prices. For example, President Trump declared a “national energy emergency” in January 2025, and gave the executive branch more power to expedite approvals for energy resource infrastructure (including crude oil and natural gas). Additionally, President Trump’s “Unleashing American Energy” Executive Order incorporated numerous provisions aimed at unburdening and removing impediments to the development of various domestic energy resources, such as crude oil and natural gas. More recently, in March 2025, President Trump signed an Executive Order that, among other matters, directed the U.S. Attorney General to investigate certain state laws that may adversely impact the development of energy resources, including state laws relating to climate change, environmental, social and governance initiatives, and funds collecting carbon penalties and/or taxes. We cannot predict what impact these Executive Orders or others may ultimately have on commodity prices, our operations or California laws and regulations relating to crude oil and natural gas, CCUS and climate change. These and other factors make it difficult to predict realized prices reliably. We may respond to economic conditions by adjusting the amount and allocation of our capital program while continuing to identify efficiencies and cost savings and maintain our hedging program. Volatility in crude oil prices may materially affect the quantities of crude oil, NGL and natural gas reserves we can economically produce over the longer term. Refer to Prices and Realizations below for information on our realized price.

Sanctions and import bans on Russia have been implemented by various countries in response to the war in Ukraine, further impacting global crude oil supply. As a result of crude oil and natural gas supply constraints, there have been significant increases in European energy costs, which have resulted in inflationary pressures throughout Europe, increasing prospects of recession in many countries throughout the continent. The war between Russia and Ukraine and ongoing conflicts between Israel and Hamas and other tensions in the Middle East have resulted in global supply chain disruptions, which has led to significant cost inflation. Such impacts may also be exacerbated by recent developments in the Israel-Hamas conflict as well as the tariffs and proposed tariffs by the new administration. Specifically, the Company’s 2023, 2024 and 2025 capital program has been and continues to be impacted by higher prices for steel, diesel, chemicals and services, among other items.

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

Outlook

HighPeak Energy’s financial position and future prospects, including its revenues, operating results, profitability, liquidity, future growth and the value of its assets, depend heavily on prevailing commodity prices. The crude oil and natural gas industry is cyclical and commodity prices are highly volatile and subject to a high degree of uncertainty. For example, during the period from January 1, 2021 through March 31, 2025, the calendar month average NYMEX WTI crude oil price per Bbl ranged from a low of $52.10 to a high of $114.34, and the last trading day NYMEX natural gas price per MMBtu ranged from a low of $1.58 to a high of $9.35.

The markets for the commodities produced by our industry strengthened in 2021 and continued to remain strong through 2024 and into 2025, although the market has decreased from 2022 levels overall, as a result of increased demand outpacing increased supply for each of the commodities we produce. Prices for the commodities produced by our industry improved from historic lows in 2020, with crude oil and natural gas prices reaching their highest average annual price since 2014. However, there are many factors beyond the Company’s control, including commodity markets, unavailability or high cost of drilling rigs, equipment, supplies, personnel, frac crews and oilfield services or supply constraints remain subject to heightened levels of uncertainty as a result of the conflicts between Russia and Ukraine and between Israel and Hamas, elevated interest rates and associated policies of the Federal Reserve, which could adversely affect HighPeak Energy. For additional information on the risks, see “Part I. Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on March 10, 2025.

Given the dynamic nature of this situation, the Company is maintaining flexibility in its capital plan as indicated by its plan to average a one to two (1-2) drilling rig program for the remainder of 2025.  The Company will continue to evaluate drilling and completion activity on an economic basis, with future activity levels assessed monthly.  Despite continuing impacts of the factors listed above and future uncertainty, we are focused on maintaining our ability to sustain strong operational performance and financial stability while maximizing returns, improving leverage metrics, and increasing the value of our Midland Basin assets.

Strategic Alternatives

On January 23, 2023, the Company announced the intention of its Board to initiate a process to evaluate certain strategic alternatives to maximize shareholder value, including a potential sale of the Company. Texas Capital Securities has been retained as a financial advisor with respect to this strategic alternatives process. To date, however, this process has been exploratory in nature and accordingly remains in preliminary stages, with our discussions to date with prospective counterparties generally excluding substantive discussions regarding potential valuation, structure or other key transaction terms. The Company has not set a timetable for the conclusion of this review, nor has it made any decisions related to any further actions or potential strategic alternatives at this time. There can be no assurance that the review will progress beyond this exploratory phase or result in any transaction or other strategic change or outcome. The Company does not intend to comment further regarding the strategic alternatives process unless and until our Board has approved a specific course of action or we have otherwise determined that further disclosure is appropriate or required by law.

Financial and Operating Performance

The Company's financial and operating performance for the three months ended March 31, 2025 included the highlights described below and comparative discussion of related drivers for the three months ended March 31, 2024:

•

Net income was $36.3 million ($0.26 per diluted share) for the three months ended March 31, 2025 compared with $6.4 million for three months ended March 31, 2024. The primary components of the $29.9 million increase in net income include:

•

a $45.1 million decrease in the Company’s derivative instruments loss from $53.0 million in the prior year period compared with $7.9 million in the current year quarter as a result of its crude oil and natural gas commodity contracts entered into and the change in crude oil and natural gas prices thereafter;

•	a $21.5 million decrease in DD&A expense due to a 21% decrease in the DD&A rate from $28.92 to $22.86 per Boe as a result of a significant increase in proved reserves at the end of 2024;

•	a $6.6 million decrease in the Company’s interest expense as a result of a decrease in the principal balance due to quarterly amortization payments and lower interest rates experienced; and

•

a $3.6 million decrease in the Company’s stock-based compensation expense primarily due to a the majority of stock-based compensation instruments reaching fully vested status and thus have no further stock-based compensation expense to be recognized;

Partially offset by:

•

a $30.3 million decrease in crude oil, NGL and natural gas revenues due to a 15% decrease in average realized commodity prices per Boe, excluding the effects of derivatives, partially offset by a 7% increase in daily sales volumes resulting primarily from increased NGL and natural gas sales volumes due to third party midstream expansions and debottlenecking;

•	a $7.6 million increase in the Company’s income tax expense primarily due to an increase in income before income taxes;

•

a $5.3 million increase in the Company’s crude oil and natural gas production costs primarily as a result of increased expense workover costs with increased well cleanouts and pump changes with our aging well population, increased electricity, power and fuel charges with the increased number of wells operated by the Company, increased insurance costs and increased pumper and roustabout costs also due to the increased number of wells operated;

•

a $1.7 million increase in the Company’s general and administrative expenses primarily attributable to higher wages and benefits as well as an increase in professional fees, all primarily as a result of the growth of the Company; and

•	a $1.6 million decrease in the Company’s interest income due to the decreased cash on hand.

•

During the three months ended March 31, 2025, average daily sales volumes totaled 53,128 Boepd, compared with 49,729 Boepd during the same period in 2024, an increase of 7%, primarily due to increased NGL and natural gas sales volumes due to third party midstream expansions and debottlenecking.

•

Weighted average realized crude oil prices per Bbl, excluding the effects of derivatives, decreased during the three months ended March 31, 2025 to $71.64, compared with $77.65 for the same period in 2024. Weighted average NGL prices per Bbl decreased during the three months ended March 31, 2025 to $24.21, compared with $24.94 for the same period in 2024. Weighted average natural gas prices per Mcf increased to $2.34 during the three months ended March 31, 2025, compared with $1.33 during the same period in 2024.

•	Cash provided by operating activities totaled $157.1 million for the three months ended March 31, 2025, compared with $171.4 million for the three months ended March 31, 2024.

Derivative Financial Instruments

Crude oil derivative financial instrument exposure. As of March 31, 2025, the Company was a party to the following open crude oil derivative financial instruments.

					Swaps	Collars, Enhanced Collars & Deferred Premium Puts
Settlement Month	Settlement Year	Type of Contract	Bbls Per Day	Index	Price per Bbl	Floor or Strike Price per Bbl	Ceiling Price per Bbl	Deferred Premium Payable per Bbl
Crude Oil:
Apr - Jun	2025	Swap	5,500	WTI Cushing	$76.37	$—	$—	$—
Apr - Jun	2025	Collar	7,989	WTI Cushing	$—	$64.38	$88.55	$2.00
Apr - Jun	2025	Put	9,000	WTI Cushing	$—	$65.78	$—	$5.00
Jul - Sep	2025	Swap	3,000	WTI Cushing	$75.85	$—	$—	$—
Jul - Sep	2025	Collar	7,000	WTI Cushing	$—	$65.00	$90.08	$2.28
Jul - Sep	2025	Put	9,000	WTI Cushing	$—	$65.78	$—	$5.00
Oct - Dec	2025	Collar	5,000	WTI Cushing	$—	$60.00	$72.80	$—
Jan - Mar	2026	Collar	5,000	WTI Cushing	$—	$60.00	$72.80	$—

Natural gas derivative financial instrument exposure. As of March 31, 2025, the Company was a party to the following open natural gas derivative financial instruments.

Settlement Month	Settlement Year	Type of Contract	MMBtu Per Day	Index	Price per MMBtu
Natural Gas:
Apr – Jun	2025	Swap	30,000	HH	$4.43
Jul – Sep	2025	Swap	30,000	HH	$4.43
Oct – Dec	2025	Swap	30,000	HH	$4.43
Jan – Mar	2026	Swap	19,667	HH	$4.43

The estimated fair value of the outstanding open derivative financial instruments as of March 31, 2025 was a net liability of $2.7 million which is included in current assets and current liabilities on the Company’s consolidated balance sheet as of March 31, 2025. During the three months ended March 31, 2025, the Company recognized a net derivative loss of $7.9 million, including a $4.8 million mark-to-market loss and $3.1 million in net monthly settlement payments.

Operations and Drilling Highlights

Average daily crude oil, NGL and natural gas sales volumes are as follows:

Three Months Ended March 31, 2025
Crude Oil (Bbls)	38,222
NGL (Bbls)	7,724
Natural Gas (Mcf)	43,096
Total (Boe)	53,128

The Company’s liquids production was 86% of total production on a Boe basis for the three months ended March 31, 2025.

Costs incurred are as follows (in thousands):

Three Months Ended March 31, 2025
Unproved property acquisition costs	$2,517
Proved acquisition costs	—
Total acquisitions	2,517
Development costs	151,201
Exploration costs	28,614
Total finding and development costs	182,332
Asset retirement obligations	156
Total costs incurred	$182,488

The following table sets forth the total number of horizontal producing wells drilled and completed during the three months ended March 31, 2025:

	Drilled		Completed
	Gross	Net	Gross	Net
Flat Top area	16	16.0	13	12.9
Signal Peak area	—	—	—	—
Total	16	16.0	13	12.9

As of March 31, 2025, HighPeak Energy was developing its properties using two (2) drilling rigs and one (1) frac crew. The continued threat of an extensive recession, the scope, duration and magnitude of the direct and indirect effects of pandemics, the war between Russia and Ukraine, the Israel-Hamas conflict and the production cuts announced by OPEC are continuing to evolve and in ways that are difficult or impossible to anticipate. Given the dynamic nature of this situation, the Company is maintaining flexibility with its capital plan and will continue to evaluate drilling and completion activity on an economic basis, with future activity levels assessed regularly.

During the three months ended March 31, 2025, the Company successfully completed and placed on production thirteen (13) gross (12.9 net) horizontal wells, all in the Flat Top area. As of March 31, 2025, the Company had twenty-one (21) gross (21.0 net) horizontal wells that had been drilled and were in various stages of completion and two (2) gross (2.0 net) salt-water disposal wells in progress, all in the Flat Top area. In addition, as of March 31, 2025, the Company was in the process of drilling seven (7) gross (7.0 net) horizontal wells, all in the Flat Top area.

Results of Operations

Three Months Ended March 31, 2025

Crude Oil, NGL and natural gas revenues.

Average daily sales volumes are as follows:

	Three Months Ended March 31,
	2025	2024	% Change
Crude Oil (Bbls)	38,222	39,959	(4)%
NGL (Bbls)	7,724	5,147	50%
Natural Gas (Mcf)	43,096	27,733	55%
Total (Boe)	53,128	49,729	7%

The increase in average daily Boe sales volumes for the three months ended March 31, 2025, compared with the same period in 2024 was primarily due to increased NGL and natural gas sales volumes due to third-party midstream expansions and debottlenecking.

The crude oil, NGL and natural gas prices that the Company reports are based on the market prices received for each commodity. The weighted average realized prices, excluding the effects of derivatives, are as follows:

	Three Months Ended March 31,
	2025	2024	% Change
Crude Oil per Bbl	$71.64	$77.65	(8)%
NGL per Bbl	$24.21	$24.94	(3)%
Natural Gas per Mcf	$2.34	$1.33	76%
Total per Boe	$53.84	$63.59	(15)%

Revenue Variance Analysis.

The following table illustrates the variance in revenues attributable to prices versus volumes (in thousands except prices and percentages):

	Three Months Ended March 31,
	2025	2024	% Change
Total operating revenues	$257,448	$287,764	(11)%
Average daily sales volumes (Boe)	53,128	49,729	7%
Realized price per Boe	$53.84	$63.59	(15)%

Revenue change from prior period due to prices	$(44,122)		(15)%
Revenue change from prior period due to volumes	13,793		5%
Rounding	13		0%
Total change from prior period revenues	$(30,316)

As detailed above, the decrease in total operating revenues for the three months ended March 31, 2025 compared to the same period in 2024 is the result of a 15% decrease in average realized price per Boe partially offset by a 7% increase in average daily sales volumes primarily as a result of increased NGL and natural gas sales volumes due to third-party midstream expansions and debottlenecking.

Crude Oil and natural gas production costs.

Crude oil and natural gas production costs in total and per Boe are as follows (in thousands, except percentages and per Boe amounts):

	Three Months Ended March 31,
	2025	2024	% Change
Crude oil and natural gas production costs	$35,562	$30,271	17%
Crude oil and natural gas production costs per Boe (excluding expense workovers)	$6.61	$6.30	5%
Workover expense	$0.83	$0.39	113%

The increase in crude oil and natural gas production costs compared to the first quarter 2024 can be attributed primarily to increased expense workover costs with increased well cleanouts and pump changes with our aging well population, increased electricity, power and fuel charges with the increased number of wells operated by the Company, increased insurance costs and increased pumper and roustabout costs also due to the increased number of wells operated.

Production and ad valorem taxes.

Production and ad valorem taxes are as follows (in thousands, except percentages):

	Three Months Ended March 31,
	2025	2024	% Change
Production and ad valorem taxes	$15,152	$14,402	5%

In general, production taxes and ad valorem taxes are directly related to commodity sales volumes and price changes; however, Texas ad valorem taxes are based upon an asset valuation assessed by the state as of January 1 of that particular year based on prior year commodity prices, whereas production taxes are based upon current year sales revenues at current commodity prices. Overall, the increase in production and ad valorem taxes during the three months ended March 31, 2025 compared to the same period in 2024 can be attributed primarily to an increase in ad valorem taxes due to an over-accrual that was reversed during the three months ended March 31, 2024 that was not realized in the current year partially offset by the 15% decrease in overall commodity prices received partially offset by the aforementioned 7% increase in sales volumes.

Production and ad valorem taxes per Boe are as follows:

	Three Months Ended March 31,
	2025	2024	% Change
Production taxes per Boe	$2.72	$3.11	(13)%
Ad valorem taxes per Boe	$0.45	$0.07	543%

The decrease in production taxes per Boe for the three months ended March 31, 2025, compared with the same period in 2024 can be attributed primarily to the lower commodity prices received thus far in 2025. The increase in ad valorem taxes per Boe for the three months ended March 31, 2025, compared with the same period in 2024, was primarily due to the aforementioned reversal of an over-accrual from 2023 during the three months ended March 31, 2024 that was not realized during the current year.

Exploration and abandonments expense.

Exploration and abandonment expense details are as follows (in thousands, except percentages):

	Three Months Ended March 31,
	2025	2024	% Change
Geologic and geophysical personnel costs	$260	$225	16%
Plugging and abandonment expense	4	148	(97)%
Geologic and geophysical data costs	—	90	100%
Abandoned leasehold costs	—	35	100%
Exploration and abandonments expense	$264	$498	(47)%

Exploration and abandonment costs decreased during the three months ended March 31, 2025 primarily due to less plugging and abandonment expenses, geologic and geophysical data costs and abandoned leasehold costs.

DD&A expense.

DD&A expense and DD&A expense per Boe are as follows (in thousands, except percentages and per Boe amounts):

	Three Months Ended March 31,
	2025	2024	% Change
DD&A expense	$109,325	$130,850	(16)%
DD&A expense per Boe	$22.86	$28.92	(21)%

The decrease in DD&A during the three months ended March 31, 2025 is primarily due to a decrease in the DD&A rate primarily attributable to increased proved reserves partially offset by the increased production.

General and administrative expense.

General and administrative expense and general and administrative expense per Boe as well as stock-based compensation expense are as follows (in thousands, except percentages and per Boe amounts):

	Three Months Ended March 31,
	2025	2024	% Change
General and administrative expense	$6,345	$4,685	35%
General and administrative expense per Boe	$1.33	$1.04	28%
Stock-based compensation expense	$177	$3,798	(95)%

The increase in general and administrative expense and general and administrative expense per Boe for the three months ended March 31, 2025 is primarily a result of increased wages and benefits related to the growth of the Company in addition to higher professional services costs related to the growth of the Company.

Interest expense.

	Three Months Ended March 31,
	2025	2024	% Change
Term Loan Credit Agreement	$32,343	$38,973	(17)%
Senior Credit Facility Agreement	185	155	19%
Amortization of discount	2,426	2,453	(1)%
Amortization of debt issuance costs	2,034	2,053	(1)%
	$36,988	$43,634	(15)%

The decrease in interest expense can be attributed to a lower overall debt balance in 2025 compared with 2024, lower interest rates in 2025 compared with interest rates in 2024, and fewer calendar days compared to the same period in the prior year.

Loss on derivative instruments, net.

	Three Months Ended March 31,
	2025	2024	% Change
Noncash loss on derivative instruments, net	$(4,856)	$(47,895)	(90)%
Cash paid on settlements of derivative instruments, net	(3,071)	(5,148)	(40)%
Loss on derivative instruments, net	$(7,927)	$(53,043)	(85)%

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

Provision for income taxes.

	Three Months Ended March 31,
	2025	2024	% Change
Income tax expense	$9,939	$2,297	333%
Effective income tax rate	21.5%	26.3%	(18)%

The change in provision for income taxes during the three months ended March 31, 2025, compared with the same period in 2024, was primarily due to the change in income before income taxes and the reversal of a deferred tax asset related to a temporary difference from restricted stock being reclassified to a permanent difference.  The effective income tax rate differs from the statutory rate primarily due to certain aforementioned stock-based compensation revisions, Texas state income taxes and other permanent differences between GAAP income and taxable income. See Note 12 of Notes to Consolidated Financial Statements included in "Item 1. Condensed Consolidated Financial Statements (Unaudited)" for additional information.

Liquidity and Capital Resources

Liquidity. The Company’s primary sources of short-term liquidity are (i) cash and cash equivalents, (ii) net cash provided by operating activities, (iii) unused borrowing capacity under the Senior Credit Facility Agreement, (iv) on an opportunistic basis, other issuances of debt or equity securities and (v) sales of nonstrategic assets.

The Company’s short-term and long-term liquidity requirements consist primarily of (i) capital expenditures, (ii) acquisitions of crude oil and natural gas properties, (iii) payments of other contractual obligations, (iv) working capital obligations, and (v) interest payments on and amortizations of its indebtedness. Funding for these cash needs may be provided by any combination of the Company’s sources of liquidity. Although the Company expects its sources of funding will be adequate to fund its 2025 planned capital expenditures and provide adequate liquidity to fund other needs, no assurance can be given that such funding sources will be adequate to meet the Company’s future needs.

2025 capital budget. The Company’s capital budget for 2025 is expected to be in the range of approximately $375 to $405 million for drilling, completion, facilities and equipping crude oil wells plus $40 to $50 million for field infrastructure buildout and other costs and $33 to $35 million on one-time infrastructure expenditures. The 2025 capital budget excludes acquisitions, asset retirement obligations, geological and geophysical expenses, general and administrative expenses and corporate facilities. HighPeak Energy expects to fund its forecasted capital expenditures with cash on its consolidated balance sheet, cash generated by operations and borrowing capacity available under its Senior Credit Facility Agreement, if needed. The Company’s capital expenditures for the three months ended March 31, 2025 were $179.8 million, excluding acquisitions.

However, there are many factors and consequences beyond the Company’s control impacting our capital budget, such as political and regulatory uncertainties associated with the new Trump Administration, economic downturn or potential recession, geo-political risks and additional actions by businesses, OPEC and other cooperating countries, and governments in response to pandemics, that may have an impact on the Company’s future results and drilling plans. For additional information on the risks, see “Part I, Item 1A. Risk Factors” in the Company’s Annual Report. The Company is maintaining flexibility in its capital plan and will continue to evaluate drilling and completion activity on an economic basis, with future activity levels assessed monthly.

Capital resources. Cash flows from operating, investing and financing activities are summarized below (in thousands).

	Three Months Ended March 31,
	2025	2024	Change	% Change
Net cash provided by operating activities	$157,052	$171,439	$(14,387)	(8)%
Net cash used in investing activities	$(156,594)	$(148,223)	$(8,371)	6%
Net cash (used in) provided by financing activities	$(35,488)	$(44,351)	$8,863	(20)%

Operating activities. The decrease in net cash flow provided by operating activities for the three months ended March 31, 2025, compared with 2024, was primarily related to a decrease in discretionary cash flow as a result of a decrease in revenues less operating and general administrative expenses of approximately $38.0 million associated with lower overall commodity prices partially offset by increased production volumes and increased costs related primarily to increased expense workover costs with increased well cleanouts and pump changes with our aging well population, increased electricity, power and fuel charges with the increased number of wells operated by the Company, increased insurance costs and increased pumper and roustabout costs also due to the increased number of wells operated partially offset by changes in operating assets and liabilities that differ from the prior year period.

Investing activities. The increase in net cash used in investing activities for the three months ended March 31, 2025, compared with 2024, was primarily due to increases in additions to crude oil and natural gas properties.

Financing activities. The Company's significant financing activities are as follows:

•	Three months ended March 31, 2025: The Company made a mandatory amortization payment on its Term Loan Credit Facility totaling $30.0 million and paid dividends and dividend equivalents of $5.0 million and $531,000, respectively.

•	Three months ended March 31, 2024: The Company made a mandatory amortization payment on its Term Loan Credit Facility of $30.0 million, paid $8.8 million to repurchase 565,540 shares of its common stock at an average cost of approximately $15.50 per share, excluding any potential excise taxes, and paid dividends and dividend equivalents of $5.1 million and $530,000, respectively.

Interest Rate Risk.  We are exposed to market risk due to the floating interest rates associated with any outstanding balance on the Term Loan Credit Agreement and the Senior Credit Facility Agreement. As of March 31, 2025, we had a $1.05 billion outstanding balance on the Term Loan Credit Agreement and zero outstanding on the Senior Credit Facility Agreement. Our Term Loan Credit Agreement fixes the interest rate for all of the principal balance of the Term Loan Credit Agreement at the end of each quarter for a period of three months and the Senior Credit Facility Agreement allows us to fix the interest rate for all or a portion of the principal balance for a period of six months. To the extent the interest rate is fixed, interest rate changes will affect the Term Loan Credit Agreement’s and Senior Credit Facility Agreement’s fair value but will not impact results of operations or cash flows. Conversely, for the portion of the Term Loan Credit Agreement and Senior Credit Facility Agreement that has a floating interest rate, interest rate changes will not affect the fair value but will impact future results of operations and cash flows.

Commodity Price Risk.  The prices we receive for our crude oil, NGL and natural gas production directly impact our revenue, profitability, access to capital, and future rate of growth. Crude oil, NGL and natural gas prices are subject to unpredictable fluctuations resulting from a variety of factors, including changes in supply and demand and the macroeconomic environment, and seasonal anomalies, all of which are typically beyond our control. The markets for crude oil, NGL and natural gas have been volatile, especially over the last several years. Commodity prices have improved from historic lows in 2020 resulting from the impacts of the COVID-19 pandemic. Additionally, commodity prices are subject to heightened levels of uncertainty related to geopolitical issues such as the ongoing armed conflicts between Russia and Ukraine, Israel and Hamas and Israel and Iran. The realized prices we receive for our production also depend on numerous factors that are typically beyond our control. Based on our sales volumes during the three months ended March 31, 2025 and excluding the effects on derivatives, a $1.00 per barrel increase (decrease) in the weighted average crude oil price for the three months ended March 31, 2025 would have increased (decreased) the Company’s revenues by approximately $14.7 million on an annualized basis and a $0.10 per Mcf increase (decrease) in the weighted average natural gas price for the three months ended March 31, 2025 would have increased (decreased) the Company’s revenues by approximately $1.6 million on an annualized basis.

We enter into commodity derivative contracts to reduce the risk of fluctuations in commodity prices. The fair value of our commodity derivative contracts is largely determined by estimates of the forward curves of the relevant price indices. As of March 31, 2025, a $1.00 increase (decrease) in the forward curves associated with our crude oil commodity derivative instruments would have decreased (increased) our net derivative positions for these products by approximately $4.7 million. Additionally, as of March 31, 2025, a $0.10 increase (decrease) in the forward curves associated with our natural gas commodity derivative instruments would have decreased (increased) our net derivative positions for these products by approximately $1.0 million.

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

The following table provides a reconciliation of our net income (GAAP) to EBITDAX (non-GAAP) for the periods presented (in thousands):

	Three Months Ended March 31,
	2025	2024
Net income	$36,335	$6,438
Interest expense	36,988	43,634
Interest income	(810)	(2,392)
Provision for income taxes	9,939	2,297
Depletion, depreciation and amortization	109,325	130,850
Accretion of discount	244	239
Exploration and abandonment expense	264	498
Stock based compensation	177	3,798
Derivative related noncash activity	4,856	47,895
Other expense	—	1
EBITDAX	$197,318	$233,258

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

There have been no material changes in our critical accounting policies and procedures during the three months ended March 31, 2025. See our disclosure of critical accounting policies in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 8. Financial Statements and Supplementary Data” of our Annual Report.

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

During the period from January 1, 2021 through March 31, 2025, the calendar month average NYMEX WTI crude oil price per Bbl ranged from a low of $52.10 to a high of $114.34, and the last trading day NYMEX natural gas price per MMBtu ranged from a low of $1.58 to a high of $9.35. A $1.00 per barrel increase (decrease) in the weighted average crude oil price for the three months ended March 31, 2025 would have increased (decreased) the Company’s revenues by approximately $14.7 million on an annualized basis, excluding the effects of derivatives, and a $0.10 per Mcf increase (decrease) in the weighted average natural gas price for the three months ended March 31, 2025 would have increased (decreased) the Company’s revenues by approximately $1.6 million on an annualized basis, excluding the effects of derivatives.

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

The average forward prices based on March 31, 2025 market quotes were as follows:

	Remainder of 2025	Year Ending December 31, 2026
Average forward NYMEX crude oil price per Bbl	$68.96	$65.54
Average forward NYMEX natural gas price per MMBtu	$4.48	$4.44

The average forward prices based on May 8, 2025 market quotes were as follows:

	Remainder of 2025	Year Ending December 31, 2026
Average forward NYMEX crude oil price per Bbl	$58.68	$59.27
Average forward NYMEX natural gas price per MMBtu	$4.12	$4.35

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

Interest Rate Risk. As of March 31, 2025, we had $1.05 billion outstanding under the Term Loan Credit Agreement and had $93.1 million of available borrowing capacity under the Senior Credit Facility Agreement. The Company is subject to interest rate risk on its variable rate debt from our Term Loan Credit Agreement and Senior Credit Facility Agreement. The Company also periodically has fixed rate debt but does not currently utilize derivative instruments to manage the economic effect of changes in interest rates. The impact of a 1% increase in interest rates on our outstanding debt as of March 31, 2025 would have resulted in an annual increase in interest expense of approximately $10.5 million.

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

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the three months ended March 31, 2025 that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

Potential new trade policies, such as tariffs, could adversely affect our operations, profitability and business.

There is currently significant uncertainty regarding the future relationship between the United States and various other countries arising from changes that may be implemented by the United States federal government, including with respect to trade policies, treaties, tariffs, taxes and other limitations on cross-border operations. Any actions taken by the United States’ federal government that restrict or could impact the economics of trade—including additional tariffs, trade barriers, and other similar measures—could have the potential to disrupt existing supply chains and trigger retaliatory efforts by other countries, including the imposition of tariffs, raising taxation, setting foreign exchange or capital controls, or establishing embargos, sanctions, or other import/export restrictions, thereby negatively impacting our business, both directly and indirectly. These developments, or the perception that more of them could occur, may create or increase business uncertainty and could materially adversely affect the global economy and stability of global financial markets, potentially reducing trade and depressing economic activity. Such changes in international trade policies may result in direct impacts to our business or indirectly to our customers or suppliers through increased costs, changes in business prospects or operating results, which could materially adversely affect our financial condition. The extent of such impacts cannot be predicted at this time.

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

Our common stock repurchase activity for the three months ended March 31, 2025 was as follows:

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Plan	Approximate Dollar Value of Shares that May Yet to Be Purchased Under the Plan(3)(4)
($ in thousands, except per share amounts and shares)
January 1, 2025 - January 31, 2025	—	$—	—	$39,907
February 1, 2025 - February 28, 2025	—	$—	—	$39,907
March 1, 2025 - March 31, 2025	—	$—	—	$39,907
Total	—	$—	—

(1) Such shares are cancelled and retired.

(2) The average price paid per share includes any commissions paid to repurchase stock.

(3) In February 2024, our Board approved a stock repurchase program for up to $75.0 million, excluding excise taxes and other expenses. The stock repurchase program expires on December 31, 2024. However, on March 6, 2025, our Board extended the program in its entirety to December 31, 2025. The program may be suspended, modified, or discontinued by the Board at any time.

(4) The IRA of 2022, which was enacted into law on August 16, 2022, imposed a nondeductible 1% excise tax on the net value of certain stock repurchases made after December 31, 2022. All dollar amounts presented exclude such excise taxes, as applicable.

ITEM 5.     OTHER INFORMATION

During the three months ended March 31, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

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

HIGHPEAK ENERGY, INC.

May 12, 2025	By:	/s/ Steven Tholen
Steven Tholen
Chief Financial Officer

May 12, 2025	By:	/s/ Keith Forbes
Keith Forbes
Vice President and Chief Accounting Officer