Form 10-Q
period 2025-06-30
HighPeak Energy, Inc.
filed 2025-08-11
CIK 1792849

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

or

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

Yes ☐    No ☒

As of August 7, 2025, there were 126,132,288 shares of common stock, par value $0.0001 per share, issued and outstanding.

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

•

“First Term Loan Amendment” means the First Amendment to Term Loan Credit Agreement, dated August 1, 2025, by and among HighPeak Energy, Inc., as borrower, Texas Capital Bank, as administrative agent, Chambers Energy Management, LP, as collateral agent, and the lenders from time-to-time party thereto.

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
•

“Second Facility Amendment” means the Second Amendment to Senior Credit Facility Agreement, dated August 1, 2025, by and among HighPeak Energy, Inc., as borrower, Fifth Third Bank, National Association, as administrative agent, the guarantors party thereto and the lenders party thereto.

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
●

inflation rates, the impacts of associated monetary policy responses, including increased interest rates and resulting pressures on economic growth, U.S. trade policy and the imposition of and changes to tariffs;

●	political instability or armed conflict in crude oil or natural gas producing regions, such as the ongoing war between Russia and Ukraine, the Israel-Hamas conflict and the Israel-Iran conflict;
●	volatility in the political, legal and regulatory environments;
●	political and regulatory uncertainties;
●	our liquidity, cash flow and access to capital;
●	the availability of capital resources;
●	our ability to refinance or pay, when due, the principal of, interest or other amounts due in respect of our indebtedness;
●	production and reserve levels;
●	drilling and completion risks;
●	economic and competitive conditions;
●	the impacts of revising our drilling plan during the year transitioning to an increased or decreased rig count from time to time;
●	severe weather conditions;
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

●	our ability to predict and manage the effects of actions of OPEC and agreements to set and maintain production levels;
●	cyber-attacks;
●	occurrence of property acquisitions or divestitures;
●	the integration of acquisitions;
●	capital markets and our ability to access such markets on attractive terms or at all, and related risks such as general credit, liquidity, market and interest-rate risks; and
●	the results of our ongoing strategic alternatives process;
●

other factors disclosed under “Part I, Items 1 and 2. Business and Properties,” “Part I, Item 1A. Risk Factors,” “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Part II, Item 7A. Quantitative and Qualitative Disclosures about Market Risk,” included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 filed with the SEC on March 10, 2025 (“Annual Report”) and under “Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Part II, Item 1A. Risk Factors” and “Part I, Item 3. Quantitative and Qualitative Disclosures about Market Risk,” included in each of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2025 filed with the SEC on May 12, 2025 and this Quarterly Report.

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

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

HighPeak Energy, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share data)

	June 30, 2025	December 31, 2024
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$21,853	$86,649
Accounts receivable	71,425	85,242
Derivative instruments	17,323	7,582
Inventory	6,823	10,952
Prepaid expenses	4,792	4,587
Total current assets	122,216	195,012
Crude oil and natural gas properties, using the successful efforts method of accounting:
Proved properties	4,268,981	3,959,545
Unproved properties	69,908	70,868
Accumulated depletion, depreciation and amortization	(1,395,115)	(1,184,684)
Total crude oil and natural gas properties, net	2,943,774	2,845,729
Other property and equipment, net	3,081	3,201
Derivative instruments	1,813	—
Other noncurrent assets	18,569	19,346
Total assets	$3,089,453	$3,063,288
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$—	$120,000
Accounts payable – trade	64,291	74,011
Revenues and royalties payable	27,499	26,838
Other accrued liabilities	24,176	22,196
Accrued capital expenditures	22,443	35,170
Derivative instruments	1,364	5,380
Operating leases	912	719
Advances from joint interest owners	—	316
Total current liabilities	140,685	284,630
Noncurrent liabilities:
Long-term debt, net	1,027,354	928,384
Deferred income taxes	250,000	232,398
Asset retirement obligations	15,414	14,750
Derivative instruments	1,392	—
Operating leases	522	670
Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock, $0.0001 par value, 10,000,000 shares authorized, none issued and outstanding at June 30, 2025 and December 31, 2024	—	—
Common stock, $0.0001 par value, 600,000,000 shares authorized, 126,132,288 and 126,067,436 shares issued and outstanding at June 30, 2025 and December 31, 2024, respectively	13	13
Additional paid-in capital	1,166,875	1,166,609
Retained earnings	487,198	435,834
Total stockholders’ equity	1,654,086	1,602,456
Total liabilities and stockholders’ equity	$3,089,453	$3,063,288

The accompanying notes are an integral part of these condensed consolidated financial statements.

HighPeak Energy, Inc.

Condensed Consolidated Statements of Operations

(in thousands, except per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Operating revenues:
Crude oil sales	$196,723	$274,590	$443,147	$556,959
NGL and natural gas sales	3,677	676	14,701	6,071
Total operating revenues	200,400	275,266	457,848	563,030
Operating costs and expenses:
Crude oil and natural gas production	33,726	32,798	69,288	63,069
Production and ad valorem taxes	12,391	16,596	27,543	30,998
Exploration and abandonments	1,109	167	1,373	665
Depletion, depreciation and amortization	101,226	127,693	210,551	258,543
Accretion of discount	256	242	500	481
General and administrative	5,671	4,735	12,016	9,420
Stock-based compensation	88	3,775	265	7,573
Total operating costs and expenses	154,467	186,006	321,536	370,749
Other expense	2,489	2,000	2,489	2,001
Income from operations	43,444	87,260	133,823	190,280
Interest and other income	361	2,400	1,171	4,792
Interest expense	(36,412)	(42,991)	(73,400)	(86,625)
Gain (loss) on derivative instruments, net	26,446	(2,702)	18,519	(55,745)
Income before income taxes	33,839	43,967	80,113	52,702
Provision for income taxes	7,663	14,250	17,602	16,547
Net income	$26,176	$29,717	$62,511	$36,155
Earnings per share:
Basic net income	$0.19	$0.21	$0.46	$0.26
Diluted net income	$0.19	$0.21	$0.45	$0.25

Weighted average shares outstanding:
Basic	123,930	125,341	123,922	125,341
Diluted	126,095	129,248	126,169	129,265

Dividends declared per share	$0.04	$0.04	$0.08	$0.08

The accompanying notes are an integral part of these condensed consolidated financial statements.

HighPeak Energy, Inc.

Condensed Consolidated Statements of Changes in Stockholders' Equity

(in thousands)

(Unaudited)

Three and Six Months Ended June 30, 2025
	Shares Outstanding	Common Stock	Additional Paid-in- Capital	Retained Earnings	Total Stockholders' Equity
Balance, December 31, 2024	126,067	$13	$1,166,609	$435,834	$1,602,456
Dividends declared ($0.04 per share)	—	—	—	(5,043)	(5,043)
Dividend equivalents declared on outstanding stock options ($0.04 per share)	—	—	—	(531)	(531)
Stock-based compensation costs:
Compensation costs included in net income	—	—	177	—	177
Net income	—	—	—	36,335	36,335
Balance, March 31, 2025	126,067	13	1,166,786	466,595	1,633,394
Dividends declared ($0.04 per share)	—	—	—	(5,042)	(5,042)
Dividend equivalents declared on outstanding stock options ($0.04 per share)	—	—	—	(531)	(531)
Exercise of warrants	—	—	1	—	1
Stock-based compensation costs:
Restricted shares issued to outside directors	65	—	—	—	—
Compensation costs included in net income	—	—	88	—	88
Net income	—	—	—	26,176	26,176
Balance, June 30, 2025	126,132	$13	$1,166,875	$487,198	$1,654,086

Three and Six Months Ended June 30, 2024
	Shares Outstanding	Common Stock	Additional Paid-in- Capital	Retained Earnings	Total Stockholders' Equity
Balance, December 31, 2023	128,421	$13	$1,189,424	$363,284	$1,552,721
Dividends declared ($0.04 per share)	—	—	—	(5,137)	(5,137)
Dividend equivalents declared on outstanding stock options ($0.04 per share)	—	—	—	(532)	(532)
Repurchased shares under buyback program	(566)	—	(8,851)	—	(8,851)
Stock-based compensation costs:
Compensation costs included in net income	—	—	3,798	—	3,798
Net income	—	—	—	6,438	6,438
Balance, March 31, 2024	127,855	13	1,184,371	364,053	1,548,437
Dividends declared ($0.04 per share)	—	—	—	(5,114)	(5,114)
Dividend equivalents declared on outstanding stock options ($0.04 per share)	—	—	—	(530)	(530)
Exercise of warrants	—	—	1	—	1
Repurchased shares under buyback program	(413)	—	(5,845)	—	(5,845)
Stock-based compensation costs:
Restricted shares issued to outside directors	54	—	—	—	—
Compensation costs included in net income	—	—	3,775	—	3,775
Net income	—	—	—	29,717	29,717
Balance, June 30, 2024	127,496	$13	$1,182,302	$388,126	$1,570,441

The accompanying notes are an integral part of these condensed consolidated financial statements.

HighPeak Energy, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Six Months Ended June 30,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$62,511	$36,155
Adjustments to reconcile net income to net cash provided by operations:
Provision for deferred income taxes	17,602	15,970
(Gain) loss on derivative instruments, net	(18,519)	55,745
Cash received (paid) on settlement of derivative instruments	4,341	(10,456)
Amortization of debt issuance costs	4,091	4,119
Amortization of discounts on long-term debt	4,879	4,906
Stock-based compensation expense	265	7,573
Accretion expense	500	481
Depletion, depreciation and amortization expense	210,551	258,543
Exploration and abandonment expense	859	229
Changes in operating assets and liabilities:
Accounts receivable	13,817	7,038
Prepaid expenses, inventory and other assets	4,977	(2,900)
Accounts payable, accrued liabilities and other current liabilities	(7,609)	(3,633)
Net cash provided by operating activities	298,265	373,770
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to crude oil and natural gas properties	(306,157)	(311,897)
Changes in working capital associated with crude oil and natural gas property additions	(12,907)	(5,226)
Acquisitions of crude oil and natural gas properties	(3,584)	(7,415)
Proceeds from sales of properties	570	48
Other property additions	—	(122)
Net cash used in investing activities	(322,078)	(324,612)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under Senior Credit Facility Agreement	30,000	—
Repayments under Term Loan Credit Agreement	(60,000)	(60,000)
Dividends paid	(9,922)	(10,086)
Dividend equivalents paid	(1,062)	(1,068)
Proceeds from exercise of warrants	1	1
Repurchased shares under buyback program	—	(14,551)
Debt issuance costs	—	(58)
Net cash used in financing activities	(40,983)	(85,762)
Net decrease in cash and cash equivalents	(64,796)	(36,604)
Cash and cash equivalents, beginning of period	86,649	194,515
Cash and cash equivalents, end of period	$21,853	$157,911

Supplemental cash flow information:
Cash paid for interest	$64,430	$78,173
Cash paid for income taxes	—	—
Supplemental disclosure of non-cash transactions:
Additions to asset retirement obligations	1,153	256

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

NOTE 2. Basis of Presentation and Summary of Significant Accounting Policies

Presentation. In the opinion of management, the unaudited interim condensed consolidated financial statements of the Company as of June 30, 2025 and for the three and six months ended June 30, 2025 and 2024 include all adjustments and accruals, consisting only of normal, recurring adjustments and accruals necessary for a fair presentation of the results for the interim periods in conformity with generally accepted accounting principles in the United States ("GAAP"). Certain prior period amounts have been reclassified to conform to the current period condensed consolidated financial statement presentation. These reclassifications had an immaterial effect on the previously reported total assets, total liabilities, stockholders’ equity, results of operations or cash flows. The operating results for the three and six months ended June 30, 2025 are not indicative of results for a full year.

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

Accounts receivable. As of June 30, 2025 and December 31, 2024, the Company’s accounts receivables primarily consist of amounts due from the sale of crude oil, NGL and natural gas of $63.0 million and $76.0 million, respectively, and are based on estimates of sales volumes and realized prices the Company anticipates it will receive, current U.S. federal income tax receivables of $3.1 million and $3.1 million, respectively, receivables related to settlements of derivative contracts of $2.7 million and $1.4 million, respectively, and joint interest receivables of $2.6 million and $4.7 million, respectively. The Company’s share of crude oil, NGL and natural gas production is sold to various purchasers who must be prequalified under the Company’s credit risk policies and procedures. The Company’s credit risk related to collecting accounts receivables is mitigated by using credit and other financial criteria to evaluate the credit standing of the entity obligated to make payment on the accounts receivable, and where appropriate, the Company obtains assurances of payment, such as a guarantee by the parent company of the counterparty or other credit support.

Accounts receivable are stated at amounts due from purchasers or joint interest owners, net of an allowance for expected losses as estimated by the Company when collection is doubtful. For receivables from joint interest owners, the Company typically has the ability to withhold future revenue disbursements to recover any non-payment of joint interest billings. Accounts receivable from purchasers or joint interest owners outstanding longer than the contractual payment terms are considered past due. The Company determines its allowance for each type of receivable by considering a number of factors, including the length of time accounts receivable are past due, the Company’s previous loss history, the debtor’s current ability to pay its obligation to the Company, the condition of the general economy and the industry as a whole. The Company writes off specific accounts receivable when they become uncollectible, and payments subsequently received on such receivables are credited to the allowance for expected losses. As of June 30, 2025 and December 31, 2024, the Company had no allowance for credit losses related to accounts receivable.

Concentration of credit risk. The Company is subject to credit risk resulting from the concentration of its crude oil and natural gas receivables with significant purchasers. For the six months ended June 30, 2025 and the year ended December 31, 2024, sales to the Company’s largest purchaser accounted for approximately 87% and 76%, respectively, and sales to the Company’s second largest purchaser accounted for approximately 10% and 18%, respectively, of the Company’s total crude oil, NGL and natural gas sales revenues. The Company generally does not require collateral and does not believe the loss of these particular purchasers would materially impact its operating results, as crude oil and natural gas are fungible products with well-established markets and numerous purchasers in various regions.

Inventory. Inventory is comprised primarily of crude oil and natural gas drilling and completion or repair items such as pumps, tubing, casing, vessels, operating supplies and ordinary maintenance materials and parts. The materials and supplies inventory is primarily acquired for use in future drilling and completion or repair operations and is carried at the lower of cost or net realizable value, on a weighted average cost basis. Valuation allowances for materials and supplies inventories are recorded as reductions to the carrying values of the materials and supplies inventories in the Company’s condensed consolidated balance sheet and as charges to other expense in the condensed consolidated statements of operations. The Company’s materials and supplies inventory as of June 30, 2025 and December 31, 2024 is $6.8 million and $11.0 million, respectively, and the Company has not recognized any valuation allowance to date.

Prepaid expenses. Prepaid expenses are comprised primarily of fees related to strategic alternatives that will be deducted from eventual commissions on a future transaction, caliche that will be used on future locations and roads in our development areas, and prepaid insurance, software maintenance fees, listing fees and subscriptions that will be amortized over the life of the contracts. Prepaid expenses as of June 30, 2025 and December 31, 2024 are $4.8 million and $4.6 million, respectively.

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

Other property and equipment, net. Other property and equipment is recorded at cost. The carrying values of other property and equipment, net of accumulated depreciation of $1.2 million and $1.1 million as of June 30, 2025 and December 31, 2024, respectively, are as follows (in thousands):

	June 30, 2025	December 31, 2024
Land	$1,869	$1,869
Transportation equipment	516	620
Buildings	509	516
Leasehold improvements	186	193
Field equipment	1	2
Furniture and fixtures	—	1
Total other property and equipment, net	$3,081	$3,201

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

Aid-in-construction assets. As of June 30, 2025 and December 31, 2024, the Company had aid-in-construction assets totaling $17.2 million and $18.0 million, respectively, included in other noncurrent assets. The Company funded aid-in-construction projects during the six months ended June 30, 2025 and the year ended December 31, 2024 of $71,000 and $17.5 million, respectively, under the contract. The Company has received and will continue to receive payments based on gross system throughput, including any third-party natural gas that is potentially tied into the Flat Top gathering system in the future. Payments received during the six months ended June 30, 2025 and the year ended December 31, 2024 were approximately $878,000 and $2.0 million, respectively. The contract calls for future aid-in-construction fundings if expansions of the system are necessary as determined in the sole discretion of the Company.

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

Current liabilities. Current liabilities as of June 30, 2025 and December 31, 2024 totaled approximately $140.7 million and $284.6 million, respectively, including trade accounts payable, revenues and royalties payable, accrued capital expenditures, derivative liabilities and accruals for operating and general and administrative expenses, operating leases, dividends, current portion of long-term debt, if any, and other miscellaneous items.

Debt issuance costs and original issue discount. The Company has paid a total of $25.1 million in debt issuance costs, zero and $58,000 of which were incurred during the six months ended June 30, 2025 and the year ended December 31, 2024, respectively, primarily related to the completion of the Term Loan Credit Agreement and Senior Credit Facility Agreement. Amortization based on the straight-line method over the terms of the Term Loan Credit Agreement and Senior Credit Facility Agreement which approximates the effective interest method was $4.1 million and $4.1 million during the six months ended June 30, 2025 and 2024, respectively. In addition, the Company realized a total of $30.0 million in original issue discounts on the issuance of its Term Loan Credit Agreement that is being amortized over the life of the agreement which approximates the effective interest method and was $4.9 million and $4.9 million during the six months ended June 30, 2025 and 2024, respectively. See Note 7 for more information. As of June 30, 2025 and December 31, 2024, the remaining net debt issuance costs and discounts related to the Term Loan Credit Agreement and Senior Credit Facility Agreement are netted against the outstanding long-term debt on the accompanying condensed consolidated balance sheets.

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

The Company enters into contracts with purchasers to sell its crude oil, NGL and natural gas production. Revenue on these contracts is recognized in accordance with the five-step revenue recognition model prescribed in ASC 606. Specifically, revenue is recognized when the Company’s performance obligations under these contracts are satisfied, which generally occurs with the transfer of control of the crude oil and natural gas to the purchaser. Control is generally considered transferred when the following criteria are met: (i) transfer of physical custody, (ii) transfer of title, (iii) transfer of risk of loss and (iv) relinquishment of any repurchase rights or other similar rights. Given the nature of the products sold, revenue is recognized at a point in time based on the amount of consideration the Company expects to receive in accordance with the price specified in the contract. Consideration under the crude oil and natural gas marketing contracts is typically received from the purchaser one to two months after the date of sale. As of June 30, 2025 and December 31, 2024, the Company had receivables related to contracts with purchasers of approximately $63.0 million and $76.0 million, respectively.

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

Stock-based compensation. Stock-based compensation expense for stock option awards is measured at the grant date or modification date, as applicable, using the fair value of the award, and is recorded, net of forfeitures, on a straight-line basis over the requisite service period of the respective award. The fair value of stock option awards is determined on the grant date or modification date, as applicable, using a Black-Scholes option valuation model with the following inputs: (i) the grant date’s closing stock price, (ii) the exercise price of the stock options, (iii) the expected term of the stock option, (iv) the estimated risk-free adjusted interest rate for the duration of the option’s expected term, (v) the expected annual dividend yield on the underlying stock and (vi) the expected volatility over the option’s expected term.

Stock-based compensation for restricted stock awarded to outside directors, employee members of the Board and certain other employees is measured at the grant date using the fair value of the award and is recognized on a straight-line basis over the requisite service period of the respective award.

Other expense. During the three and six months ended June 30, 2025, the Company incurred approximately $2.5 million in rating agency fees, legal and accounting professional fees and other costs related to a proposed refinancing of its existing debt obligations. That specific refinancing transaction was not completed subsequent to quarter-end. Accordingly, these costs have been expensed as incurred and are included in other expense on the condensed consolidated statements of operations. During the three and six months ended June 30, 2024, the Company incurred approximately $2.0 million in costs related to repairs to production facilities from a 100-year flooding event that hit our area of operation.

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

The Company reviews its deferred tax assets for recoverability and establishes a valuation allowance based on projected future taxable income, applicable tax strategies and the expected timing of the reversals of existing temporary differences. A valuation allowance is provided when it is more likely than not (likelihood of greater than 50 percent) that some portion or all the deferred tax assets will not be realized. The Company has not established a valuation allowance as of June 30, 2025 or December 31, 2024.

Tax benefits from an uncertain tax position are recognized only if it is more likely than not that the tax position will be sustained upon examination by the taxing authorities, based upon the technical merits of the position. If all or a portion of the unrecognized tax benefit is sustained upon examination by the taxing authorities, the tax benefit will be recognized as a reduction to the Company’s deferred tax liability and will affect the Company’s effective tax rate in the period it is recognized. See Note 12 for additional information.

Tax-related interest charges are recorded as interest expense and any tax-related penalties as other expense in the condensed consolidated statements of operations of which there have been none to date.

The Company is also subject to Texas Margin Tax. The Company realized zero and $301,000 in current Texas Margin Tax during the six months ended June 30, 2025 and 2024, respectively, in the accompanying condensed consolidated financial statements.

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

The following table reflects the Company’s net income, assets and capital expenditures for the Company’s one reporting segment for the time periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Total operating revenues	$200,400	$275,266	$457,848	$563,030

Lease operating expenses	29,014	29,998	60,613	58,509
Production and ad valorem taxes	12,391	16,596	27,543	30,998
Expensed workover costs	4,712	2,800	8,675	4,560
Total significant expenses	46,117	49,394	96,831	94,067
Depletion, depreciation and amortization	101,226	127,693	210,551	258,543
General and administrative expenses, including stock-based comp	5,759	8,510	12,281	16,993
Interest expense, net	36,051	40,591	72,229	81,833
Provision for income taxes	7,663	14,250	17,602	16,547
Other segment items (1)	(22,592)	5,111	(14,157)	58,892
Total expenses	174,224	245,549	395,337	526,875

Net income	$26,176	$29,717	$62,511	$36,155

Total assets	$3,089,453	$3,056,457	$3,089,453	$3,056,457

Capital costs incurred, including acquisitions	$126,507	$169,426	$308,839	$319,496

(1)	Other segment items included in segment net income are exploration and abandonment expense, accretion of discount, other expense and gains and losses on derivative instruments.

Recently adopted accounting pronouncements. In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures,” which is intended to enhance the transparency and decision usefulness of income tax disclosures. The amendments in this standard provide for enhanced income tax information primarily through changes to the rate reconciliation and income taxes paid. This ASU is effective for the Company prospectively to all annual periods beginning after December 15, 2024, and interim reporting periods beginning after December 15, 2025. While the adoption of this ASU will modify the Company’s disclosures, it will not have an impact on the Company’s condensed consolidated balance sheets, condensed consolidated statements of operations or condensed consolidated statements of cash flows in its condensed consolidated financial statements.

New accounting pronouncements not yet adopted. In November 2024, the FASB issued ASU 2024-03, Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Topic 220): Disaggregation of Income Statement Expenses. The amendments in this update require disclosure in the Company’s annual and interim consolidated financial statements of specified information about certain costs and expenses, including depletion, depreciation and amortization recognized as part of crude oil and natural gas producing activities and employee compensation. This ASU is effective for the Company to all annual periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. While the adoption of this ASU will modify the Company’s disclosures, it will not have an impact on the Company's condensed consolidated balance sheets, condensed consolidated statements of operations or condensed consolidated statements of cash flows in its condensed consolidated financial statements.

The Company considers the applicability and the impact of all ASUs. ASUs were assessed and determined to be either not applicable, the effects of adoption are not expected to be material or are clarifications of ASUs previously disclosed.

NOTE 3. Acquisitions and Divestitures

Acquisitions. During the six months ended June 30, 2025 and 2024, the Company incurred a total of $3.6 million and $7.4 million, respectively, in acquisition costs primarily to acquire various undeveloped crude oil and natural gas leases largely contiguous to its Flat Top and Signal Peak operating areas.

Divestitures. During the six months ended June 30, 2025, the Company sold various non-core non-operated working interests in certain producing properties outside of our core areas for total proceeds of $570,000.

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

Assets and liabilities measured at fair value on a recurring basis. Assets and liabilities measured at fair value on a recurring basis as of June 30, 2025 and December 31, 2024 are as follows (in thousands):

	As of June 30, 2025
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Commodity price derivatives – current	$—	$17,323	$—	$17,323
Commodity price derivatives – noncurrent	—	1,813	—	1,813
Total assets	—	19,136	—	19,136
Liabilities:
Commodity price derivatives – current	—	1,364	—	1,364
Commodity price derivatives – noncurrent	—	1,392	—	1,392
Total liabilities	—	2,756	—	2,756
Total recurring fair value measurements, net	$—	$16,380	$—	$16,380

	As of December 31, 2024
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Commodity price derivatives – current	$—	$7,582	$—	$7,582
Liabilities:
Commodity price derivatives – current	—	5,380	—	5,380
Total recurring fair value measurements, net	$—	$2,202	$—	$2,202

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

Financial instruments not carried at fair value. As of June 30, 2025 and December 31, 2024, the Company has financial instruments consisting primarily of cash and cash equivalents, accounts receivable, accounts payable, long-term debt (specifically the Term Loan Credit Agreement and Senior Credit Facility Agreement), and other current assets and liabilities that approximate fair value due to the nature of the instrument and their relatively short maturities.

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

The following table summarizes the effect of derivative instruments on the Company’s condensed consolidated statements of operations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

Noncash derivative gain (loss), net	$19,034	$2,606	$14,178	$(45,289)
Cash receipts (payments) on settled derivatives, net	7,412	(5,308)	4,341	(10,456)
Derivative gain (loss), net	$26,446	$(2,702)	$18,519	$(55,745)

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

The Company’s outstanding NYMEX WTI Cushing crude oil derivative instruments as of June 30, 2025 and the weighted average crude oil prices and premiums payable per barrel for those contracts are as follows:

					Swaps	Collars, Enhanced Collars & Deferred Premium Puts
Settlement Month	Settlement Year	Type of Contract	Bbls Per Day	Index	Price per Bbl	Floor or Strike Price per Bbl	Ceiling Price per Bbl	Deferred Premium Payable per Bbl
Crude Oil:
Jul - Sep	2025	Swap	3,000	WTI Cushing	$75.85	$—	$—	$—
Jul - Sep	2025	Collar	7,000	WTI Cushing	$—	$65.00	$90.08	$2.28
Jul - Sep	2025	Put	9,000	WTI Cushing	$—	$65.78	$—	$5.00
Oct - Dec	2025	Collar	13,000	WTI Cushing	$—	$60.62	$70.32	$—
Jan - Mar	2026	Collar	13,000	WTI Cushing	$—	$60.62	$70.32	$—
Apr - Jun	2026	Collar	6,000	WTI Cushing	$—	$59.67	$68.33	$—
Jul - Sep	2026	Collar	6,000	WTI Cushing	$—	$59.67	$68.33	$—
Oct - Dec	2026	Collar	2,000	WTI Cushing	$—	$59.00	$65.00	$—
Jan - Mar	2027	Collar	2,000	WTI Cushing	$—	$59.00	$65.00	$—

Natural gas production derivatives. The Company sells its natural gas production at the tailgate of the gas processing plants and the sales contracts governing such natural gas production are tied directly to, or are correlated with, HH natural gas prices. As such, the Company primarily uses HH derivative contracts to manage future natural gas price volatility.

The Company’s outstanding HH natural gas derivative instruments as of June 30, 2025 and the weighted average natural gas prices per MMBtu for those contracts are as follows:

Settlement Month	Settlement Year	Type of Contract	MMBtu Per Day	Index	Price per MMBtu
Natural Gas:
Jul – Sep	2025	Swap	30,000	HH	$4.43
Oct – Dec	2025	Swap	30,000	HH	$4.43
Jan – Mar	2026	Swap	30,000	HH	$4.39
Apr – Jun	2026	Swap	30,000	HH	$4.30
Jul – Sep	2026	Swap	30,000	HH	$4.30
Oct – Dec	2026	Swap	30,000	HH	$4.30
Jan – Mar	2027	Swap	19,667	HH	$4.30

The Company uses credit and other financial criteria to evaluate the credit standings of, and to select, counterparties to its derivative financial instruments. Although the Company does not obtain collateral or otherwise secure the fair value of its derivative financial instruments, associated credit risk is mitigated by the Company’s credit risk policies and procedures.

Net derivative assets associated with the Company’s open commodity derivative instruments by counterparty are as follows (in thousands):

As of June 30, 2025
Fifth Third Bank, National Association	$10,182
Mercuria Energy Trading SA	3,761
Macquarie Bank Limited	1,953
Wells Fargo Bank, National Association	484
$16,380

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

The changes in capitalized exploratory/extension well costs are as follows (in thousands):

Six Months Ended June 30, 2025
Beginning capitalized exploratory/extension well costs	$33,619
Additions to exploratory/extension well costs	72,340
Reclassification to proved properties	(42,890)
Exploratory/extension well costs charged to exploration and abandonment expense	—
Ending capitalized exploratory/extension well costs	$63,069

All capitalized exploratory/extension well costs have been capitalized for less than one year based on the date of drilling other than approximately $10.6 million related to one well that had been delayed for an infrastructure connection. The well is now on production pending determination of proved reserves.

NOTE 7. Long-Term Debt

The components of long-term debt, including the effects of debt issuance costs, are as follows (in thousands):

	June 30, 2025	December 31, 2024
Term Loan Credit Agreement due 2026	$1,020,000	$1,080,000
Senior Credit Facility Agreement due 2026	30,000	—
Discounts, net (a)	(12,318)	(17,197)
Debt issuance costs, net (b)	(10,328)	(14,419)
Total debt	1,027,354	1,048,384
Less current maturities of long-term debt (c)	—	(120,000)
Long-term debt, net	$1,027,354	$928,384

(a)	Discounts as of June 30, 2025 and December 31, 2024 consisted of $30.0 million in discounts less accumulated amortization of $17.7 million and $12.8 million, respectively.
(b)

Debt issuance costs as of June 30, 2025 and December 31, 2024 consisted of $25.1 million and $25.1 million, respectively, in costs less accumulated amortization of $14.8 million and $10.7 million, respectively.

(c)	Term Loan Credit Agreement debt as of June 30, 2025 is classified as long-term due to the debt amendment that was completed subsequent to quarter end. See below and Note 15 for further information.

Term Loan Credit Agreement. On September 12, 2023, the Company entered into a Term Loan Credit Agreement with Texas Capital Bank (“Texas Capital”) as the administrative agent and Chambers Energy Management, LP (“Chambers”) as collateral agent and lenders from time-to-time party thereto to establish a term loan (“Term Loan Credit Agreement”) in an aggregate principal amount of $1.2 billion, less a 2.5% original issue discount of $30.0 million at closing and customary debt issuance costs which totaled approximately $24.0 million. As of June 30, 2025, $1.0 billion was outstanding under the Term Loan Credit Agreement. The Term Loan Credit Agreement was set to mature on September 30, 2026. Subsequent to quarter end, the Company entered into the First Term Loan Amendment whereby, among other things, (i) the maturity was extended to September 30, 2028, (ii) borrowings were upsized to $1.2 billion, providing additional liquidity, and (iii) the quarterly amortization payments of $30.0 million were deferred for one year such that they begin again in September 2026. Loans under the Term Loan Credit Agreement bear interest at a rate per annum equal to the Adjusted Term SOFR (as defined in the Term Loan Credit Agreement) plus an applicable margin of 7.50%. To the extent that a payment or other event of default exists and is continuing, at the election of the Required Lenders (as defined in the Term Loan Credit Agreement), all amounts outstanding under the Term Loan Credit Agreement will bear interest at 2.00% per annum above the rate otherwise applicable thereto. The Company is able to repay any amounts borrowed prior to the maturity date, subject to a concurrent payment of (i) 1.00% of the principal amount being repaid for any optional prepayment on or after the date that is 18 months after the original closing date but prior to the date that is 24 months after the original closing date and (ii) without any premium for any optional prepayment on or after the date that is 24 months after the closing date. The Term Loan Credit Agreement is guaranteed by the Company and certain of its subsidiaries and is secured by a first-lien second-out security interest in substantially all assets of the Company and certain of its subsidiaries.

The Term Loan Credit Agreement, as amended subsequent to quarter end, also contains certain financial covenants, consisting of (i) an asset coverage ratio that may not be less than 1.25 to 1.00 as of the last day of any fiscal quarter through  the fiscal quarter ended September 30, 2026 and not less than 1.50 to 1.00 as of the last day of any fiscal quarter ending thereafter and (ii) a total net leverage ratio that may not exceed 2.00 to 1.00 as of the last day of any fiscal quarter. Additionally, the Term Loan Credit Agreement contains additional restrictive covenants that limit the ability of the Company and its restricted subsidiaries to, among other things, incur additional indebtedness (with exceptions permitting, among other things, the incurrence of a super priority revolving credit facility, subject to a cap of $100 million), incur additional liens, make investments and loans, enter into mergers and acquisitions, make dividends and certain other payments, enter into certain hedging transactions, sell assets, engage in transactions with affiliates and make certain capital expenditures.

The Term Loan Credit Agreement contains customary mandatory prepayments, in addition to quarterly scheduled amortization payments of $30.0 million referenced above, consisting of prepayments with proceeds of prohibited indebtedness and asset sales (including hedge terminations) in excess of $20.0 million in any calendar year, and prepayments with a percentage of Excess Cash Flow (as defined in the Term Loan Credit Agreement) equal to 0%, 25% or 50% based on a total net leverage ratio to the extent pro forma for any such payment, the aggregate cash and cash equivalents of the Company and its restricted subsidiaries would not be less than $100.0 million as of the date of such payment (with no such excess cash flow prepayments made as of June 30, 2025). In addition, the Term Loan Credit Agreement is subject to customary events of default, including a change in control. If an event of default occurs and is continuing, the collateral agent or the majority lenders may accelerate any amounts outstanding and terminate lender commitments.

Collateral Agency Agreement. On September 12, 2023, the Company entered into a collateral agency agreement (the “Collateral Agency Agreement”) with Texas Capital, as collateral agent, Chambers, as term representative, and Mercuria Energy Trading SA, as initial first-out representative, which was later joined by Fifth Third Bank, National Association, as successor first-out representative.

The Collateral Agency Agreement provides for the appointment of Texas Capital, as collateral agent, for the present and future holders of the first-lien obligations (including holders of “first-out” obligations and obligations under the Term Loan Credit Agreement) to receive, hold, administer and distribute proceeds of the collateral  and to enforce the Security Documents. Under the terms of the Collateral Agency Agreement, proceeds of collateral are first distributed to holders of “first-out” obligations, including certain hedging and cash management obligations and obligations under the Senior Credit Facility Agreement but excluding certain “excess” first-out obligations, and second to holders of obligations under the Term Loan Credit Agreement.

Senior Credit Facility Agreement. On November 1, 2023, the Company entered into a credit agreement with Fifth Third Bank, National Association (“Fifth Third”) as the administrative agent and as the collateral agent, together with a number of  other banks and financial institutions party thereto, to establish a senior revolving credit facility (“Senior Credit Facility Agreement”). The Senior Credit Facility Agreement matures on September 30, 2026 and has aggregate maximum commitments of $100.0 million. Subsequent to quarter end, the Company entered into the Second Facility Amendment which, among other things, extended the maturity date to September 30, 2028. As of June 30, 2025, the balance due under the Senior Credit Facility Agreement was $30.0 million. Loans under the Senior Credit Facility Agreement bear interest at either the Adjusted Term SOFR (as defined in the Senior Credit Facility Agreement) or the Base Rate (as defined in the Senior Credit Facility Agreement) at the Company’s option, plus an applicable margin ranging (i) for Adjusted Term SOFR loans, from 4.00% to 5.00%, and (ii) for Base Rate loans, from 3.00% to 4.00%, in each case calculated based on the ratio at such time of the outstanding principal loan amounts to the aggregate amount of lenders’ commitments. To the extent that a payment or other event of default exists and is continuing, at the election of the Required Lenders (as defined in the Senior Credit Facility Agreement), all amounts outstanding under the Senior Credit Facility Agreement will bear interest at 2.00% per annum above the rate otherwise applicable thereto. The Company is able to repay any amounts borrowed prior to the maturity date without premium or penalty. The Senior Credit Facility Agreement is guaranteed by the Company and certain of its subsidiaries and is secured by a first-lien first-out security interest in substantially all assets of the Company and certain of its subsidiaries.

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

Asset retirement obligations activity is as follows (in thousands):

Six Months Ended June 30, 2025
Beginning asset retirement obligations	$14,750
Liabilities incurred from new wells	560
Liabilities settled and divested	(396)
Accretion of discount	500
Ending asset retirement obligations	$15,414

As of June 30, 2025 and December 31, 2024, all asset retirement obligations are considered noncurrent and classified as such in the accompanying condensed consolidated balance sheets.

NOTE 9. Incentive Plans

401(k) Plan. The HighPeak Energy Employees, Inc 401(k) Plan (the “401(k) Plan”) is a defined contribution plan established under Section 401 of the Internal Revenue Code of 1986, as amended (the “Code”). All regular full-time and part-time employees of the Company are eligible to participate in the 401(k) Plan after three continuous months of employment with the Company. Participants may contribute up to 80 percent of their annual base salary into the 401(k) Plan. Matching contributions are made to the 401(k) Plan in cash by the Company in amounts equal to 100 percent of a participant’s contributions to the 401(k) Plan up to four percent of the participant’s annual base salary (the “Matching Contribution”). Each participant’s account is credited with the participant’s contributions, Matching Contributions and allocations of the 401(k) Plan’s earnings. Participants are fully vested in their account balances at their eligibility date. During the six months ended June 30, 2025 and 2024, the Company contributed $241,000 and $263,000 to the 401(k) Plan, respectively.

Long-Term Incentive Plan. The Company’s Second Amended & Restated Long Term Incentive Plan (“LTIP”) provides for the grant of stock options, restricted stock, stock awards, dividend equivalents, cash awards and substitute awards to officers, employees, directors and consultants of the Company. The number of shares available for grant pursuant to awards under the LTIP as of June 30, 2025 and December 31, 2024 are as follows:

	June 30, 2025	December 31, 2024
Approved and authorized shares	16,414,015	16,414,015
Shares subject to awards issued under plan	(15,863,795)	(15,808,671)
Shares available for future grant	550,220	605,344

Stock options. Stock option awards were granted to employees on August 24, 2020, November 4, 2021, May 4, 2022, August 15, 2022 and July 21, 2023. Stock-based compensation expense related to the Company’s stock option awards for the six months ended June 30, 2025 and 2024 was a negative $109,000 due to certain forfeitures and $80,000, respectively, and as of June 30, 2025 there was no unrecognized stock-based compensation expense related to unvested stock option awards. The 1,949,000 stock options granted in July 2023 were 100% vested upon grant on July 21, 2023. However, to encourage long-term alignment with the Company stockholders, the stock options are not exercisable until the earlier of (i) August 31, 2026, (ii) upon a change in control or (iii) upon the death or disability of the grantee.

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

	Stock Options	Average Exercise Price	Remaining Term in Years	Intrinsic Value (in thousands)
Outstanding at December 31, 2023	13,449,061	$11.95	6.3	$47,672
Forfeitures	(4,999)	$26.44
Outstanding at December 31, 2024	13,444,062	$11.95	5.3	$53,093
Forfeitures	(9,668)	$24.99
Outstanding at June 30, 2025	13,434,394	$11.94	4.8	$—

Vested at December 31, 2024	13,444,062	$11.95	5.3	$53,093
Exercisable at December 31, 2024	11,495,062	$12.19	5.9	$44,907

Vested at June 30, 2025	13,434,394	$11.94	4.8	$—
Exercisable at June 30, 2025	11,485,394	$12.18	5.4	$—

Restricted stock issued to employee members of the Board and certain employees. A total of 1,500,500 shares of restricted stock was approved by the Board to be granted to certain employee members of the Board of the Company on November 4, 2021, which were set to vest on the three-year anniversary of such grant assuming the employees remain in his or her position as of the anniversary date. Therefore, stock-based compensation expense of zero and $3.6 million was recognized during the six months ended June 30, 2025 and 2024, respectively, and there is no remaining unrecognized stock-based compensation expense as of June 30, 2025 to be recognized, which was based upon the closing price of the stock on the date of the restricted stock issuance. The Board also approved a total of 600,000 shares of restricted stock to be granted to certain employees of the Company on June 1, 2022, which were set to vest on November 4, 2024, assuming the employees remain in his or her position as of that date. Therefore, stock-based compensation expense of zero and $3.5 million was recognized during the six months ended June 30, 2025 and 2024, respectively, and there is no remaining unrecognized stock-based compensation expense as of June 30, 2025 to be recognized, which was based upon the closing price of the stock on the date of the restricted stock issuance. On October 31, 2024, the vesting date for the aforementioned 2,100,500 shares of restricted stock was extended from November 4, 2024 to December 31, 2025 to ensure said restricted stock would continue to provide retention value to the Company. There is no excess stock-based compensation expense as the closing price on the modification date was lower than the original grant dates.

Stock issued to outside directors. A total of 64,792 shares of restricted stock was approved by the Board to be granted to the outside directors of the Company on June 3, 2025, which will vest at the next annual meeting, assuming the Board members maintain their positions on the Board. Therefore, stock-based compensation expense of $59,000 was recognized during the six months ended June 30, 2025 and the remaining $649,000 will be recognized during the remainder of 2025 and through May 2026, which was based upon the closing price of the stock on the date of the restricted stock issuance. In addition, a total of 53,879 shares of restricted stock was approved by the Board to be granted to the outside directors of the Company on June 4, 2024 and which vested on June 3, 2025. Therefore, stock-based compensation expense of $316,000 and $63,000 was recognized during the six months ended June 30, 2025 and 2024, respectively, which was based upon the closing price of the stock on the date of the restricted stock issuance. Finally, a total of 58,767 shares of restricted stock was approved by the Board to be granted to the outside directors of the Company on June 1, 2023, which vested on June 4, 2024. Therefore, stock-based compensation expense of zero and $316,000 was recognized during the six months ended June 30, 2025 and 2024, respectively, which was based upon the closing price of the stock on the date of the restricted stock issuance.

NOTE 10. Commitments and Contingencies

Leases. The Company follows ASC Topic 842, “Leases” to account for its operating and finance leases. Therefore, as of June 30, 2025 the Company had right-of-use assets totaling $1.4 million included in other noncurrent assets and operating lease liabilities totaling $1.4 million, $912,000 of which is included in current liabilities and $522,000 of which is included in noncurrent liabilities, and as of December 31, 2024 the Company had right-of-use assets totaling $1.4 million included in other noncurrent assets and operating lease liabilities totaling $1.4 million, $719,000 of which are included in current liabilities and $670,000 of which are included in noncurrent liabilities on the accompanying condensed consolidated balance sheets. The Company does not currently have any finance right-of-use leases. Maturities of the operating lease obligations are as follows (in thousands):

June 30, 2025
Remainder of 2025	$989
2026	456
2027	68
Total	1,513
Less present value discount	(79)
Present value of lease liabilities	$1,434

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

Crude oil delivery commitments. In September 2024, the Company entered into an amended and restated crude oil marketing contract with DK Trading & Supply, LLC (“Delek”) as the purchaser and DKL Permian Gathering, LLC (“DKL”) as the gatherer and transporter. The contract includes the Company’s current and future crude oil production from the majority of its horizontal wells in Flat Top and Signal Peak where DKL is continually expanding their crude oil gathering system and custody transfer meters to most of the Company’s central tank batteries. The contract contains a minimum volume commitment commencing May 2024 that totals $138.7 million based on the gross piped barrels delivered of 23,500 Bopd for the first ten years of the contract at a certain amount per barrel escalating throughout the term of the contract. However, the Company generally has the ability under the contract to cumulatively bank dollars based on excess volumes delivered to offset the minimum volume commitment. For the period from May 1, 2024 to June 30, 2025, the Company has delivered approximately 30,698 Bopd under the contract. The remaining monetary commitment as of June 30, 2025, if the Company never delivers any additional volumes under the agreement, is approximately $123.9 million.

Natural gas gathering and treating agreement. In June 2024, the Company entered into a natural gas gathering and treating agreement to gather certain natural gas in its Signal Peak area. Pursuant to said agreement, the Company has agreed to fund certain aid-in-construction costs totaling $14.4 million and $5.4 million during the six months ended June 30, 2025 and the year ended December 31, 2024, respectively. In addition, throughout the remainder of 2025 and first quarter of 2026, the Company has a remaining commitment under the contract of $12.8 million as certain milestones are attained. The agreement does not contain any minimum volume commitments.

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

Sand commitments. The Company was party to an amended agreement whereby it agreed to purchase at least 750,000 tons of sand over a fifteen-month period beginning April 1, 2024. The Company has taken all deliveries required under this contract and there is no further monetary commitment as of June 30, 2025.

NOTE 11. Major Customers

Delek accounted for approximately 87% and 75% and Energy Transfer Crude Marketing, LLC (“ETC”) accounted for approximately 10% and 19% of the Company’s revenues during the six months ended June 30, 2025 and 2024, respectively. Based on the current demand for crude oil and natural gas and the availability of other purchasers, management believes the loss of either of these major purchasers would not have a material adverse effect on our financial condition and results of operations because crude oil and natural gas are fungible products with well-established markets and numerous purchasers.

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

The Company’s provision for income taxes attributable to income before income taxes consisted of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Current income tax expense:
Federal	$—	$(110)	$—	$276
State	—	78	—	301
Total current income tax expense	—	(32)	—	577
Deferred income tax expense:
Federal	7,262	13,848	16,834	15,313
State	401	434	768	657
Deferred income tax expense	7,663	14,282	17,602	15,970
Total provision for income taxes	$7,663	$14,250	$17,602	$16,547

The reconciliation between the provision for income taxes computed by multiplying pre-tax income by the U.S. federal statutory rate and the reported amounts of provision for income taxes is as follows (in thousands, except rate):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Provision for income taxes at U.S. federal statutory rate	$7,106	$9,233	$16,824	$11,067
State deferred income taxes	401	496	768	895
Limited tax benefit due to stock-based compensation	108	4,059	(4)	4,436
Other, net	48	462	14	149
Provision for income taxes	$7,663	$14,250	$17,602	$16,547
Effective income tax rate	22.6%	32.4%	22.0%	31.4%

The effective income tax rate differs from the U.S. statutory rate of 21 percent primarily due to certain stock-based compensation which exceeds the federal limits, deferred state income taxes and other permanent differences between GAAP income and taxable income.  The effective tax rates for the three and six months ended June 30, 2024 were also affected by a $3.0 million adjustment further discussed below.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities were as follows as of June 30, 2025 and December 31, 2024 (in thousands):

	June 30, 2025	December 31, 2024
Deferred tax assets:
Interest expense limitations	$82,796	$73,013
Net operating loss carryforwards	18,873	13,089
Stock-based compensation	3,248	3,351
Other	27	35
Less: Valuation allowance	—	—
Deferred tax assets	104,944	89,488
Deferred tax liabilities:
Crude oil and natural gas properties, principally due to differences in basis and depreciation and the deduction of intangible drilling costs for tax purposes	(351,407)	(321,411)
Unrecognized derivative gains, net	(3,537)	(475)
Deferred tax liabilities	(354,944)	(321,886)
Net deferred tax liabilities	$(250,000)	$(232,398)

As required by ASC Topic 740, “Income Taxes,” (“ASC 740”) the Company uses reasonable judgments and makes estimates and assumptions related to evaluating the probability of uncertain tax positions. The Company bases its estimates and assumptions on the potential liability related to an assessment of whether the income tax position will “more likely than not” be sustained in an income tax audit. Based on that analysis, the Company believes the Company has not taken any material uncertain tax positions, and therefore has not recorded an income tax liability related to uncertain tax positions. However, if actual results materially differ, the Company’s effective income tax rate and cash flows could be affected in the period of discovery or resolution. The Company also reviews the estimates and assumptions used in evaluating the probability of realizing the future benefits of the Company’s deferred tax assets and records a valuation allowance when the Company believes that a portion or all the deferred tax assets may not be realized. If the Company is unable to realize the expected future benefits of its deferred tax assets, the Company is required to provide a valuation allowance. The Company uses its history and experience, overall profitability, future management plans, tax planning strategies, and current economic information to evaluate the amount of valuation allowance to record. As of June 30, 2025 and December 31, 2024, the Company had not recorded a valuation allowance for deferred tax assets arising from its operations because the Company believed they met the “more likely than not” criteria as defined by the recognition and measurement provisions of ASC 740. The Company reversed a portion of its deferred tax asset related to stock-based compensation based on the assumption that the tax deduction will be subject to IRC Section 162(m) limits when the restricted stock vests. IRC Section 162(m) limits compensation deductions to $1.0 million per year for certain Company executives. This resulted in a $3.0 million reduction in the deferred tax asset and increased the amount of income tax expense realized during the six months ended June 30, 2024.

On July 4, 2025, the “One Big Beautiful Bill” (“OBBB”) was enacted. The OBBB is a significant piece of legislation that includes significant changes to federal tax policy, environmental funding, and energy development regulations. Key provisions relevant to the crude oil and natural gas industry include (i) tax policy changes that extend and expand components of the 2017 Tax Cuts and Jobs Act, (ii) the introduction of fee and royalty-related provisions aimed at reducing financial and administrative burdens on domestic energy producers, and (iii) the recission of environmental funding which rescinds unobligated balances from several programs originally authorized under the Inflation Reduction Act of 2022 (“IRA 2022”), including the Greenhouse Gas Reduction Fund and climate justice block grants. The Company is currently evaluating the full impact of the OBBB on the Company’s condensed consolidated balance sheets, condensed consolidated statements of operations and condensed consolidated statements of cash flows in its condensed consolidated financial statements.

The Company is also subject to Texas margin tax. The Company realized zero and $301,000 in current Texas margin tax in the accompanying condensed consolidated financial statements for the six months ended June 30, 2025 and 2024, respectively. In addition, the Company has recognized a net deferred Texas margin tax liability of $9.4 million and $8.6 million as of June 30, 2025 and December 31, 2024, respectively, in the accompanying condensed consolidated balance sheets.

In addition to the provision for income taxes, the Company recognized and paid an excise tax of 1% on its stock repurchases during the six months ended June 30, 2025 and the year ended December 31, 2024 of zero and $351,000, respectively, recognized as part of the cost basis of the stock repurchased in the condensed consolidated statements of changes in stockholders’ equity.

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

The following table reconciles the Company’s earnings from operations and earnings attributable to common stockholders to the basic and diluted earnings used to determine the Company’s earnings per share amounts for the three and six months ended June 30, 2025 and 2024 under the two-class method (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net income as reported	$26,176	$29,717	$62,511	$36,155
Participating basic earnings (a)	(2,546)	(2,860)	(6,086)	(3,466)
Basic earnings attributable to common stockholders	23,630	26,857	56,425	32,689
Reallocation of participating earnings	32	36	78	37
Diluted net income attributable to common stockholders	$23,662	$26,893	$56,503	$32,726

Basic weighted average shares outstanding	123,930	125,341	123,922	125,341
Dilutive warrants and unvested stock options	—	1,753	82	1,770
Dilutive unvested restricted stock	2,165	2,154	2,165	2,154
Diluted weighted average shares outstanding	126,095	129,248	126,169	129,265

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

NOTE 14. Stockholders’ Equity

Stock Repurchase Program. In February 2024, the Company’s board of directors approved a common stock repurchase program to acquire up to $75.0 million of the Company’s outstanding common stock, excluding excise taxes and other expenses, which expires on December 31, 2025. Purchases under the repurchase program may be made from time to time in open market or privately negotiated transactions, and are subject to market conditions, applicable legal requirements, contractual obligations and other factors. The repurchase program does not require the Company to acquire any specific number of shares. This repurchase program may be suspended from time to time, modified, extended or discontinued by the board of directors at any time. During the six months ended June 30, 2025 and the year ended December 31, 2024, the Company repurchased zero and 2,407,421, respectively, shares of common stock that were cancelled and terminated for a total of approximately zero and $35.1 million, respectively. As of June 30, 2025, up to approximately $39.9 million remained available for use to repurchase shares under the Company’s common stock repurchase program, excluding excise taxes and other expenses.

Issuance of Common Stock. During the six months ended June 30, 2025 and 2024, the Company issued 60 and 55 shares of HighPeak Energy common stock, respectively, as a result of warrants being exercised.

Dividends and Dividend Equivalents. In May 2025, the Board declared a quarterly dividend of $0.04 per share of common stock outstanding which resulted in a total of $5.0 million in dividends being paid in June 2025. In addition, under the terms of the LTIP, the Company paid a dividend equivalent per share to all vested stock option holders of $531,000 in June 2025. In addition, the Company accrued an additional combined $84,000 in dividends on the restricted stock issued to directors, management directors and certain employees that will be payable upon vesting.

In February 2025, the Board declared a quarterly dividend of $0.04 per share of common stock outstanding which resulted in a total of $5.0 million in dividends being paid in March 2025. In addition, under the terms of the LTIP, the Company paid a dividend equivalent per share to all vested stock option holders of $531,000 in March 2025. In addition, the Company accrued an additional combined $86,000 in dividends on the restricted stock issued to directors, management directors and certain employees that will be payable upon vesting.

In May 2024, the Board declared a quarterly dividend of $0.04 per share of common stock outstanding which resulted in a total of $5.0 million in dividends being paid in June 2024. In addition, under the terms of the LTIP, the Company paid a dividend equivalent per share to all vested stock option holders of $538,000 in June 2024. In addition, the Company accrued an additional combined $84,000 in dividends on the restricted stock issued to directors, management directors and certain employees that will be payable upon vesting.

In February 2024, the Board declared a quarterly dividend of $0.04 per share of common stock outstanding which resulted in a total of $5.1 million in dividends being paid in March 2024. In addition, under the terms of the LTIP, the Company paid a dividend equivalent per share to all vested stock option holders of $530,000 in March 2024. In addition, the Company accrued an additional combined $86,000 in dividends on the restricted stock issued to directors, management directors and certain employees that will be payable upon vesting.

Outstanding securities. As of June 30, 2025 and December 31, 2024, the Company had 126,132,288 and 126,067,436 shares of common stock outstanding, respectively, and 7,934,862 and 7,934,922 warrants outstanding, respectively, with an exercise price of $11.50 per share that expire on August 21, 2025.

NOTE 15. Subsequent Events

Debt amendments. In August 2025, the Company entered into the First Term Loan Amendment and the Second Facility Amendment which amended the Term Loan Credit Agreement and the Senior Credit Facility Agreement whereby, among other things, (i) the maturity dates were extended two years to September 2028, (ii) Term Loan Credit Agreement was upsized to $1.2 billion, providing an additional $180.0 million of liquidity, and (iii) the Term Loan Credit Agreement quarterly amortization payments of $30.0 million were deferred for one year such that they begin again in September 2026.

Crude oil derivative instruments. In July 2025, the Company entered into the following additional crude oil derivative instruments.

					Swaps	Costless Collars
Settlement Month	Settlement Year	Type of Contract	Bbls Per Day	Index	Price per Bbl	Floor or Strike Price per Bbl	Ceiling Price per Bbl
Crude Oil:
Oct – Dec	2025	Swap	1,800	WTI Cushing	$63.77	$—	$—
Oct – Dec	2025	Collar	2,850	WTI Cushing	$—	$60.12	$66.56
Jan – Mar	2026	Swap	1,000	WTI Cushing	$63.25	$—	$—
Jan – Mar	2026	Collar	1,350	WTI Cushing	$—	$60.26	$66.07
Apr – Jun	2026	Swap	1,000	WTI Cushing	$63.25	$—	$—
Apr – Jun	2026	Collar	6,350	WTI Cushing	$—	$60.06	$65.39
Jul – Sep	2026	Swap	1,000	WTI Cushing	$63.25	$—	$—
Jul – Sep	2026	Collar	6,000	WTI Cushing	$—	$60.00	$65.35
Oct – Dec	2026	Swap	1,000	WTI Cushing	$63.25	$—	$—
Oct – Dec	2026	Collar	7,800	WTI Cushing	$—	$60.00	$65.38
Jan – Mar	2026	Swap	1,000	WTI Cushing	$63.25	$—	$—
Jan – Mar	2027	Collar	6,900	WTI Cushing	$—	$60.00	$65.30

Dividends and dividend equivalents. In August 2025, the Board approved a quarterly dividend of $0.04 per share of common stock outstanding which will result in a total of approximately $5.0 million in dividends to be paid in September 2025. In addition, under the terms of the LTIP, the Company will pay a dividend equivalent per share to all vested stock option holders of approximately $531,000 in September 2025. In addition, the Company will accrue an additional combined $87,000 in dividends on the restricted stock issued to directors, management directors and certain employees that will be payable upon vesting.

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

Overview

HighPeak Energy, Inc., a Delaware corporation, formed in October 2019, is an independent crude oil and natural gas exploration and production company that explores for, develops and produces crude oil, NGL and natural gas in the Permian Basin in West Texas, more specifically, the Midland Basin. The Company’s assets are located primarily in Howard and Borden Counties, Texas, and to a lesser extent Scurry and Mitchell Counties, which lie within the northeastern part of the crude oil-rich Midland Basin. As of June 30, 2025, the assets consisted of two highly contiguous leasehold positions of approximately 154,858 gross (143,826 net) acres, approximately 68% of which were held by production, with an average working interest of 93%. Our acreage is composed of two core areas, Flat Top primarily in the northern portion of Howard County extending into southern Borden County, southwest Scurry County and northwest Mitchell County and Signal Peak in the southern portion of Howard County. We operate approximately 98% of the net acreage across the Company’s assets and more than 90% of the net operated acreage provides for horizontal wells with lateral lengths of 10,000 feet or greater. For the six months ended June 30, 2025, approximately 86% and 14% of sales volumes from the assets were attributable to liquids (both crude oil and NGL) and natural gas, respectively. As of June 30, 2025, HighPeak Energy was developing its properties using one (1) drilling rig and one (1) frac crew and expects to average one to two (1-2) drilling rigs and approximately one (1) frac crew during the remainder of 2025 under our current development plan.

Recent Events

Debt amendments. In August 2025, the Company entered into the First Term Loan Amendment and the Second Facility Amendment which amended the Term Loan Credit Agreement and the Senior Credit Facility Agreement whereby, among other things, (i) the maturity dates were extended two years to September 2028, (ii) Term Loan Credit Agreement was upsized to $1.2 billion, providing additional liquidity, and (iii) the Term Loan Credit Agreement quarterly amortization payments of $30.0 million were deferred for one year such that they begin again in September 2026.

Dividends and dividend equivalents. In May 2025, the Board declared a quarterly dividend of $0.04 per share of common stock outstanding which resulted in a total of $5.0 million in dividends being paid in June 2025. In addition, under the terms of the LTIP, the Company paid a dividend equivalent per share to all vested stock option holders of $531,000 in June 2025. In addition, the Company accrued an additional combined $84,000 in June 2025 in dividends on the restricted stock issued to directors, management directors and certain employees that will be payable upon vesting. In addition, in August 2025, the Company’s Board of Directors declared a quarterly dividend of $0.04 per share, or approximately $5.0 million in dividends, to be paid on September 25, 2025, to stockholders of record on September 2, 2025.

Acquisitions and divestitures. During the six months ended June 30, 2025, the Company incurred a total of $3.6 million in acquisition costs related to lease extensions and to acquire crude oil and natural gas leases covering additional contiguous bolt-on undeveloped acreage contiguous to its Flat Top and Signal Peak operating areas. In addition, during the six months ended June 30, 2025, the Company received $570,000 in proceeds from the sale of some non-core non-operated properties.

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

In early 2025, OPEC began unwinding prior voluntary production cuts and subsequent to quarter end announced that they agreed to increase oil production by another 548,000 bopd starting in September 2025, completing the reversal of its prior 2.2 million bopd cutback from 2023. This substantial supply boost contributed to a decline in global crude oil prices during the six months ended June 30, 2025. OPEC also emphasized that the production increases could be paused or reversed depending on how market conditions evolve, maintaining flexibility to support price stability. Concurrently, in March 2025, the U.S. imposed tariffs on energy imports from Canada and Mexico, set at 10% and 25%, respectively, and expanded tariffs to include all steel and aluminum imports, aiming to bolster domestic production. In addition, in early April 2025, the current administration began announcing a substantial number of trade tariffs, including a new universal baseline reciprocal tariff, plus an additional country-specific reciprocal tariff for select trading partners, on all U.S. imports, although imports of crude oil, natural gas and refined products received exemptions from the tariffs. On April 10, 2025, the administration paused the additional country-specific tariffs for 90 days, until July 8, 2025, with the exception of the reciprocal tariff applied to China, which the administration increased. The pause was extended to August 1, 2025 based on ongoing negotiations with several trading partners to address U.S. concerns about non-reciprocal trade practices. Furthermore, on July 8, 2025, the United States announced additional sector-specific tariffs, including on copper imports. Concerns that the measures could cause inflation, slow economic growth and intensify trade disputes have also placed further downward pressure on oil prices. With negotiations and countermeasures still ongoing, the situation is fluid, and we expect price volatility to continue over the next few months. Collectively, these policy changes—OPEC's production increase and the U.S. tariffs—are introducing significant volatility to the crude oil and natural gas sector. In addition, tariffs have the potential to significantly increase our operating and capital costs, which could negatively impact our ability to carry out our planned drilling program and future growth projects.

In addition, since being sworn into office, President Trump has issued numerous Executive Orders that aim to increase crude oil production and decrease commodity prices. For example, President Trump declared a “national energy emergency” in January 2025, and gave the executive branch more power to expedite approvals for energy resource infrastructure (including crude oil and natural gas). Additionally, President Trump’s “Unleashing American Energy” Executive Order incorporated numerous provisions aimed at unburdening and removing impediments to the development of various domestic energy resources, such as crude oil and natural gas. More recently, in March 2025, President Trump signed an Executive Order that, among other matters, directed the U.S. Attorney General to investigate certain state laws that may adversely impact the development of energy resources, including state laws relating to climate change, environmental, social and governance initiatives, and funds collecting carbon penalties and/or taxes. We cannot predict what impact these Executive Orders or others may ultimately have on commodity prices or our operations. These and other factors make it difficult to predict realized prices reliably. We may respond to economic conditions by adjusting the amount and allocation of our capital program while continuing to identify efficiencies and cost savings and maintain our hedging program. Volatility in crude oil prices may materially affect the quantities of crude oil, NGL and natural gas reserves we can economically produce over the longer term. Refer to Prices and Realizations below for information on our realized price.

Sanctions and import bans on Russia have been implemented by various countries in response to the war in Ukraine, further impacting global crude oil supply. As a result of crude oil and natural gas supply constraints, there have been significant increases in European energy costs, which have resulted in inflationary pressures throughout Europe, increasing prospects of recession in many countries throughout the continent. The war between Russia and Ukraine and ongoing conflicts between Israel and Hamas and other tensions in the Middle East have resulted in global supply chain disruptions, which has led to significant cost inflation. Such impacts may also be exacerbated by recent developments in the Israel-Hamas conflict as well as the tariffs and proposed tariffs by the current administration. Specifically, the Company’s 2023, 2024 and 2025 capital program has been and continues to be impacted by higher prices for steel, diesel, chemicals and services, among other items.

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

Outlook

HighPeak Energy’s financial position and future prospects, including its revenues, operating results, profitability, liquidity, future growth and the value of its assets, depend heavily on prevailing commodity prices. The crude oil and natural gas industry is cyclical and commodity prices are highly volatile and subject to a high degree of uncertainty. For example, during the period from January 1, 2021 through June 30, 2025, the calendar month average NYMEX WTI crude oil price per Bbl ranged from a low of $52.10 to a high of $114.34, and the last trading day NYMEX natural gas price per MMBtu ranged from a low of $1.58 to a high of $9.35.

The markets for the commodities produced by our industry strengthened in 2021 and continued to remain strong through 2024 although the market has cooled in the first half of 2025 due to concerns over trade wars and energy tariffs, among other factors, and has decreased from 2022 levels overall, as a result of increased supply outpacing increased demand for each of the commodities we produce. Although prices for the commodities produced by our industry improved from historic lows in 2020, there are many factors beyond the Company’s control, including commodity markets, unavailability or high cost of drilling rigs, equipment, supplies, personnel, frac crews and oilfield services or supply constraints remain subject to heightened levels of uncertainty as a result of commodity-specific tariffs and the possibility of trade wars, the conflicts between Russia and Ukraine and between Israel and Hamas, elevated interest rates and associated policies of the Federal Reserve, which could adversely affect HighPeak Energy. For additional information on the risks, see “Part I. Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on March 10, 2025.

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

Financial and Operating Performance

The Company's financial and operating performance for the three months ended June 30, 2025 included the highlights described below and comparative discussion of related drivers for the three months ended June 30, 2024:

•

Net income was $26.2 million ($0.19 per diluted share) for the three months ended June 30, 2025 compared with $29.7 million for three months ended June 30, 2024. The primary components of the $3.5 million decrease in net income include:

•

a $74.9 million decrease in crude oil, NGL and natural gas revenues due to a 27% decrease in average realized commodity prices per Boe, excluding the effects of derivatives, partially offset by a less than 1% increase in daily sales volumes resulting primarily from increased NGL and natural gas sales volumes due to third party midstream expansions and debottlenecking;

•	a $2.0 million decrease in the Company’s interest income due to the decreased cash on hand;

•	a $942,000 increase in the Company’s exploration and abandonment expenses due to increased plugging and abandonment expenses and abandoned leasehold costs;

•

a $936,000 increase in the Company’s general and administrative expenses primarily attributable to higher wages and benefits as well as an increase in professional fees, all primarily as a result of the growth of the Company; and

•

a $927,000 increase in the Company’s crude oil and natural gas production costs primarily as a result of increased expense workover costs with increased well cleanouts and pump changes with our aging well population, increased electricity, power and fuel charges with the increased number of wells operated by the Company, increased insurance costs and increased pumper costs also due to the increased number of wells operated, partially offset by:

•

a $29.1 million increase in the Company’s derivative instruments gain from a $2.7 million loss in the prior year period compared with a $26.4 million gain in the current year period as a result of its crude oil and natural gas commodity contracts entered into and the change in crude oil and natural gas prices thereafter;

•	a $26.5 million decrease in DD&A expense primarily due to a 21% decrease in the DD&A rate from $28.92 to $22.86 per Boe as a result of a significant increase in proved reserves at the end of 2024;

•

a $6.6 million decrease in the Company’s income tax expense primarily due to a decrease in income before income taxes and a correction in the prior year period related to the reversal of a deferred tax asset related to stock-based compensation;

•	a $6.6 million decrease in the Company’s interest expense as a result of a decrease in the principal balance due to quarterly amortization payments and lower interest rates experienced;

•	a $4.2 million decrease in the Company’s production and ad valorem tax expense as a result of a decrease in the revenues of the Company; and

•

a $3.7 million decrease in the Company’s stock-based compensation expense primarily due to the majority of stock-based compensation instruments reaching fully vested status and thus having no further stock-based compensation expense to be recognized.

•

During the three months ended June 30, 2025, average daily sales volumes totaled 48,649 Boepd, compared with 48,531 Boepd during the same period in 2024, an increase of less than 1%, primarily due to increased NGL and natural gas sales volumes due to third party midstream expansions and debottlenecking.

•

Weighted average realized crude oil prices per Bbl, excluding the effects of derivatives, decreased during the three months ended June 30, 2025 to $63.74, compared with $81.39 for the same period in 2024. Weighted average NGL prices per Bbl increased during the three months ended June 30, 2025 to $20.34, compared with $20.32 for the same period in 2024. Weighted average natural gas prices per Mcf increased to $1.50 during the three months ended June 30, 2025, compared with $0.13 during the same period in 2024.

•	Cash provided by operating activities totaled $141.2 million for the three months ended June 30, 2025, compared with $202.3 million for the three months ended June 30, 2024.

Derivative Financial Instruments

Crude oil derivative financial instrument exposure. As of June 30, 2025 and factoring in derivative instruments entered into subsequent to quarter end, the Company was party to the following open crude oil derivative financial instruments.

					Swaps	Collars, Enhanced Collars & Deferred Premium Puts
Settlement Month	Settlement Year	Type of Contract	Bbls Per Day	Index	Price per Bbl	Floor or Strike Price per Bbl	Ceiling Price per Bbl	Deferred Premium Payable per Bbl
Crude Oil:
Jul – Sep	2025	Swap	3,000	WTI Cushing	$75.85	$—	$—	$—
Jul – Sep	2025	Collar	7,000	WTI Cushing	$—	$65.00	$90.08	$2.28
Jul – Sep	2025	Put	9,000	WTI Cushing	$—	$65.78	$—	$5.00
Oct – Dec	2025	Swap	1,800	WTI Cushing	$63.77	$—	$—	$—
Oct – Dec	2025	Collar	15,850	WTI Cushing	$—	$60.53	$69.65	$—
Jan – Mar	2026	Swap	1,000	WTI Cushing	$63.25	$—	$—	$—
Jan – Mar	2026	Collar	14,350	WTI Cushing	$—	$60.58	$69.92	$—
Apr – Jun	2026	Swap	1,000	WTI Cushing	$63.25	$—	$—	$—
Apr – Jun	2026	Collar	12,350	WTI Cushing	$—	$59.87	$66.82	$—
Jul – Sep	2026	Swap	1,000	WTI Cushing	$63.25	$—	$—	$—
Jul – Sep	2026	Collar	12,000	WTI Cushing	$—	$59.83	$66.84	$—
Oct – Dec	2026	Swap	1,000	WTI Cushing	$63.25	$—	$—	$—
Oct – Dec	2026	Collar	9,800	WTI Cushing	$—	$59.80	$65.31	$—
Jan – Mar	2027	Swap	1,000	WTI Cushing	$63.25	$—	$—	$—
Jan – Mar	2027	Collar	8,900	WTI Cushing	$—	$59.78	$65.24	$—

Natural gas derivative financial instrument exposure. As of June 30, 2025, the Company was party to the following open natural gas derivative financial instruments.

Settlement Month	Settlement Year	Type of Contract	MMBtu Per Day	Index	Price per MMBtu
Natural Gas:
Jul – Sep	2025	Swap	30,000	HH	$4.43
Oct – Dec	2025	Swap	30,000	HH	$4.43
Jan – Mar	2026	Swap	30,000	HH	$4.39
Apr – Jun	2026	Swap	30,000	HH	$4.30
Jul – Sep	2026	Swap	30,000	HH	$4.30
Oct – Dec	2026	Swap	30,000	HH	$4.30
Jan – Mar	2027	Swap	19,667	HH	$4.30

The estimated fair value of the outstanding open derivative financial instruments as of June 30, 2025 was a net asset of $16.4 million which is included in current and noncurrent assets and current and noncurrent liabilities on the Company’s consolidated balance sheet as of June 30, 2025. During the six months ended June 30, 2025, the Company recognized a net derivative gain of $18.5 million, including a $14.2 million mark-to-market gain and $4.3 million in net monthly settlement receipts.

Operations and Drilling Highlights

Average daily crude oil, NGL and natural gas sales volumes are as follows:

Six Months Ended June 30, 2025
Crude Oil (Bbls)	36,056
NGL (Bbls)	7,592
Natural Gas (Mcf)	43,371
Total (Boe)	50,876

The Company’s liquids production was 86% of total production on a Boe basis for the six months ended June 30, 2025.

Costs incurred are as follows (in thousands):

Six Months Ended June 30, 2025
Unproved property acquisition costs	$3,584
Proved acquisition costs	—
Total acquisitions	3,584
Development costs	232,915
Exploration costs	72,340
Total finding and development costs	308,839
Asset retirement obligations	1,153
Total costs incurred	$309,992

The following table sets forth the total number of horizontal producing wells drilled and completed during the six months ended June 30, 2025:

	Drilled		Completed
	Gross	Net	Gross	Net
Flat Top area	27	27.0	27	26.8
Signal Peak area	2	2.0	—	—
Total	29	29.0	27	26.8

As of June 30, 2025, HighPeak Energy was developing its properties using one (1) drilling rig and one (1) frac crew. The continued threat of a potential recession, commodity-specific tariffs and the possibility of trade wars, the scope, duration and magnitude of the direct and indirect effects of pandemics, the war between Russia and Ukraine, the Israel-Hamas and Israel-Iran conflicts and the production cuts and reversals thereof announced by OPEC are continuing to evolve and in ways that are difficult or impossible to anticipate. Given the dynamic nature of this situation, the Company is maintaining flexibility with its capital plan and will continue to evaluate drilling and completion activity on an economic basis, with future activity levels assessed regularly.

During the six months ended June 30, 2025, the Company successfully completed and placed on production twenty-seven (27) gross (26.8 net) horizontal wells and completed and placed in operation two (2) gross (2.0 net) salt-water disposal wells, all in the Flat Top area. As of June 30, 2025, the Company had twenty (20) gross (20.0 net) horizontal wells that had been drilled and were in various stages of completion, of which eighteen (18) gross (18.0 net) in were the Flat Top area and two (2) gross (2.0 net) were in the Signal Peak area. In addition, as of June 30, 2025, the Company was in the process of moving the drilling rig to its next location, thus had zero wells drilling.

Results of Operations

Three and Six Months Ended June 30, 2025

Crude Oil, NGL and natural gas revenues.

Average daily sales volumes are as follows:

	Three Months Ended June 30,			Six Months Ended June 30,
	2025	2024	% Change	2025	2024	% Change
Crude Oil (Bbls)	33,913	37,073	(9)%	36,056	38,516	(6)%
NGL (Bbls)	7,462	6,018	24%	7,592	5,583	36%
Natural Gas (Mcf)	43,642	32,640	34%	43,371	30,187	44%
Total (Boe)	48,649	48,531	0%	50,876	49,130	4%

The increase in average daily Boe sales volumes for the three and six months ended June 30, 2025, compared with the same periods in 2024 was primarily due to increased NGL and natural gas sales volumes due to third-party midstream expansions and debottlenecking partially offset by lower crude oil sales volumes as a result of reduced activity and natural decline.

The crude oil, NGL and natural gas prices that the Company reports are based on the market prices received for each commodity. The weighted average realized prices, excluding the effects of derivatives, are as follows:

	Three Months Ended June 30,			Six Months Ended June 30,
	2025	2024	% Change	2025	2024	% Change
Crude Oil per Bbl	$63.74	$81.39	(22)%	$67.90	$79.45	(15)%
NGL per Bbl	$20.34	$20.32	0%	$22.30	$22.45	(1)%
Natural Gas per Mcf	$1.50	$0.13	1,054%	$1.91	$0.68	181%
Total per Boe	$45.27	$62.33	(27)%	$49.72	$62.97	(21)%

Revenue Variance Analysis.

The following table illustrates the variance in revenues attributable to prices versus volumes (in thousands except prices and percentages):

	Three Months Ended June 30,			Six Months Ended June 30,
	2025	2024	% Change	2025	2024	% Change
Total operating revenues	$200,400	$275,266	(27)%	$457,848	$563,030	(19)%
Average daily sales volumes (Boe)	48,649	48,531	0%	50,876	49,130	4%
Realized price per Boe	$45.27	$62.33	(27)%	$49.72	$62.97	(21)%

Revenue change from prior period due to prices	$(75,342)		27%	$(118,477)		(21)%
Revenue change from prior period due to volumes	486		0%	13,270		2%
Rounding	(10)		0%	25		0%
Total change from prior period revenues	$(74,866)			$(105,182)

As detailed above, the decrease in total operating revenues for the three and six months ended June 30, 2025 compared to the same periods in 2024 is the result of a 27% and 19% decrease in average realized price per Boe, respectively, partially offset by a less than 1% and 4% increase in average daily sales volumes, respectively, primarily as a result of increased NGL and natural gas sales volumes due to third-party midstream expansions and debottlenecking partially offset by lower crude oil sales volumes as a result of reduced activity and natural decline.

Crude Oil and natural gas production costs.

Crude oil and natural gas production costs in total and per Boe are as follows (in thousands, except percentages and per Boe amounts):

	Three Months Ended June 30,			Six Months Ended June 30,
	2025	2024	% Change	2025	2024	% Change
Crude oil and natural gas production costs	$33,726	$32,798	3%	$69,288	$63,069	10%
Crude oil and natural gas production costs per Boe (excluding expense workovers)	$6.55	$6.79	(4)%	$6.58	$6.54	1%
Workover expense	$1.06	$0.63	68%	$0.94	$0.51	84%

The increase in crude oil and natural gas production costs for the three and six months ended June 30, 2025 compared to the same periods in 2024 can be attributed primarily to increased expense workover costs with increased well cleanouts and pump changes with our aging well population, increased electricity, power and fuel charges with the increased number of wells operated by the Company, increased insurance costs and increased pumper costs also due to the increased number of wells operated.

Production and ad valorem taxes.

Production and ad valorem taxes are as follows (in thousands, except percentages):

	Three Months Ended June 30,			Six Months Ended June 30,
	2025	2024	% Change	2025	2024	% Change
Production and ad valorem taxes	$12,391	$16,596	(25)%	$27,543	$30,998	(11)%

In general, production taxes and ad valorem taxes are directly related to commodity sales volumes and price changes; however, Texas ad valorem taxes are based upon an asset valuation assessed by the state as of January 1 of that particular year based on prior year commodity prices, whereas production taxes are based upon current year sales revenues at current commodity prices. Overall, the decrease in production and ad valorem taxes during the three and six months ended June 30, 2025 compared to the same periods in 2024 can be attributed primarily to the 27% and 21% decrease in overall commodity prices received, respectively, partially offset by the aforementioned less than 1% and 4% increase in sales volumes, respectively, and by an increase in ad valorem taxes due to an over-accrual that was reversed during the three and six months ended June 30, 2024 that was not realized in the current year.

Production and ad valorem taxes per Boe are as follows:

	Three Months Ended June 30,			Six Months Ended June 30,
	2025	2024	% Change	2025	2024	% Change
Production taxes per Boe	$2.32	$3.02	(23)%	$2.52	$3.07	(18)%
Ad valorem taxes per Boe	$0.48	$0.74	(35)%	$0.47	$0.40	18%

The decrease in production taxes per Boe for the three and six months ended June 30, 2025, compared with the same periods in 2024 can be attributed primarily to the lower commodity prices received thus far in 2025. The change in ad valorem taxes per Boe for the three and six months ended June 30, 2025, compared with the same periods in 2024, was primarily due to the aforementioned reversal of an over-accrual from 2023 during the six months ended June 30, 2024 that was not realized during the current year periods and an under-accrual from the first quarter of 2024 that was realized during the three months ended June 30, 2024 that was not realized during the current year period.

Exploration and abandonments expense.

Exploration and abandonment expense details are as follows (in thousands, except percentages):

	Three Months Ended June 30,			Six Months Ended June 30,
	2025	2024	% Change	2025	2024	% Change
Plugging and abandonment expense	$590	$41	1,339%	$594	$189	214%
Geologic and geophysical personnel costs	253	211	20%	513	436	18%
Abandoned leasehold costs	266	—	100%	266	35	660%
Geologic and geophysical data costs	—	(85)	n/m	—	5	n/m
Exploration and abandonments expense	$1,109	$167	564%	$1,373	$665	106%

Exploration and abandonment costs increased during the three and six months ended June 30, 2025 primarily due to increased plugging and abandonment expenses as a result of regulatory requirements and abandoned leasehold costs related to some low value leases in Signal Peak that were not extended due to the fact that they were in low working interest units that were not on the immediate drilling schedule due to the work and cost involved in acquiring enough additional working interest to justify drilling the units.

DD&A expense.

DD&A expense and DD&A expense per Boe are as follows (in thousands, except percentages and per Boe amounts):

	Three Months Ended June 30,			Six Months Ended June 30,
	2025	2024	% Change	2025	2024	% Change
DD&A expense	$101,226	$127,693	(21)%	$210,551	$258,543	(19)%
DD&A expense per Boe	$22.87	$28.91	(21)%	$22.86	$28.91	(21)%

The decrease in DD&A during the three and six months ended June 30, 2025 is primarily due to a decrease in the DD&A rate primarily attributable to increased proved reserves partially offset by the increased production.

General and administrative expense.

General and administrative expense and general and administrative expense per Boe as well as stock-based compensation expense are as follows (in thousands, except percentages and per Boe amounts):

	Three Months Ended June 30,			Six Months Ended June 30,
	2025	2024	% Change	2025	2024	% Change
General and administrative expense	$5,671	$4,735	20%	$12,016	$9,420	28%
General and administrative expense per Boe	$1.28	$1.07	20%	$1.30	$1.05	24%
Stock-based compensation expense	$88	$3,775	(98)%	$265	$7,573	(97)%

The increase in general and administrative expense and general and administrative expense in total and per Boe for the three and six months ended June 30, 2025 compared to the same periods in 2024 is primarily a result of increased wages and benefits in addition to higher professional services costs related to the growth of the Company. The decrease in stock-based compensation expense for the three and six months ended June 30, 2025 compared to the same periods in 2024 is the result of the Company not issuing any significant stock options or restricted stock in the past couple of years. All stock-based compensation expense has been fully recognized except for the current year restricted stock issued to outside directors.

Interest expense.

	Three Months Ended June 30,			Six Months Ended June 30,
	2025	2024	% Change	2025	2024	% Change
Term Loan Credit Agreement	$31,715	$38,283	(17)%	$64,058	$77,256	(17)%
Senior Credit Facility Agreement	187	189	(1)%	372	344	8%
Amortization of discount	2,453	2,453	—	4,879	4,906	(1)%
Amortization of debt issuance costs	2,057	2,066	(0)%	4,091	4,119	(1)%
	$36,412	$42,991	(15)%	$73,400	$86,625	(15)%

The decrease in interest expense can be attributed to a lower overall debt balance in 2025 compared with 2024, lower interest rates in 2025 compared with interest rates in 2024, and fewer calendar days in the six month period compared to the same period in the prior year.

Gain (loss) on derivative instruments, net.

	Three Months Ended June 30,			Six Months Ended June 30,
	2025	2024	% Change	2025	2024	% Change
Noncash gain (loss) on derivative instruments, net	$19,034	$2,606	630%	$14,178	$(45,289)	n/m
Cash receipts (payments) on settlement derivatives, net	7,412	(5,308)	n/m	4,341	(10,456)	n/m
Gain (loss) on derivative instruments, net	$26,446	$(2,702)	n/m	$18,519	$(55,745)	n/m

The Company primarily utilizes commodity swap contracts, costless collars, enhanced collars and deferred premium put option contracts to (i) reduce the effect of price volatility on the commodities the Company produces and sells or consumes, (ii) support the Company’s annual capital budget and expenditure plans and (iii) reduce commodity price risk associated with certain capital projects. The Company’s Term Loan Credit Agreement and Senior Credit Facility Agreement require the Company to hedge certain quantities of its projected crude oil production. The Company may also, from time to time, utilize interest rate contracts to reduce the effect of interest rate volatility on the Company’s indebtedness. The above mark-to-market gain (loss) and cash settlements relate to crude oil derivative swap contracts, costless collars, enhanced collars and deferred premium put option contracts and natural gas derivative swap contracts.

Other expense.

	Three Months Ended June 30,			Six Months Ended June 30,
	2025	2024	% Change	2025	2024	% Change
Debt refinancing costs	$2,489	$—	100%	$2,489	$—	100%
Repairs on production facilities buyout	—	2,000	(100)%	—	2,001	(100)%
	$2,489	$2,000	24%	$2,489	$2,001	24%

During the three and six months ended June 30, 2025, the Company incurred approximately $2.5 million in rating agency fees, legal and accounting professional fees and other costs related to a proposed refinancing of its existing debt obligations. That specific refinancing transaction was not completed subsequent to quarter-end. Accordingly, these costs have been expensed as incurred. During the three and six months ended June 30, 2024, the Company incurred approximately $2.0 million in costs related to repairs to production facilities resulting from an extraordinary flooding event that hit our area of operation.

Provision for income taxes.

	Three Months Ended June 30,			Six Months Ended June 30,
	2025	2024	% Change	2025	2024	% Change
Provision for income taxes	$7,663	$14,250	(46)%	$17,602	$16,547	6%
Effective income tax rate	22.6%	32.4%	(30)%	22.0%	31.4%	(30)%

The change in provision for income taxes during the three and six months ended June 30, 2025, compared with the same periods in 2024, was primarily due to the change in income before income taxes and the reversal of a $3.0 million deferred tax asset related to a temporary difference from restricted stock being reclassified to a permanent difference during the 2024 periods.  The effective income tax rate differs from the statutory rate primarily due to the certain aforementioned stock-based compensation revision, Texas state income taxes and other permanent differences between GAAP income and taxable income. See Note 12 of Notes to Consolidated Financial Statements included in "Item 1. Condensed Consolidated Financial Statements (Unaudited)" for additional information.

Liquidity and Capital Resources

Liquidity. The Company’s primary sources of short-term liquidity are (i) cash and cash equivalents, which were substantially increased subsequent to quarter end via the aforementioned debt amendments that, among other things, provide additional liquidity, (ii) net cash provided by operating activities, (iii) unused borrowing capacity under the Senior Credit Facility Agreement, (iv) on an opportunistic basis, other issuances of debt or equity securities and (v) sales of nonstrategic assets.

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

2025 capital budget. The Company’s capital budget for 2025 is expected to be in the range of approximately $375 to $405 million for drilling, completion, facilities and equipping crude oil wells plus $40 to $50 million for field infrastructure buildout and other costs and $33 to $35 million on one-time infrastructure expenditures. The 2025 capital budget excludes acquisitions, asset retirement obligations, geological and geophysical expenses and general and administrative expenses. HighPeak Energy expects to fund its forecasted capital expenditures with cash on its consolidated balance sheet, cash generated by operations and borrowing capacity available under its Term Loan Credit Agreement and Senior Credit Facility Agreement, if needed. The Company’s capital expenditures for the six months ended June 30, 2025 were $305.3 million, including the completion and/or continuation of certain one-time infrastructure projects but excluding acquisitions.

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

Capital resources. Cash flows from operating, investing and financing activities are summarized below (in thousands).

	Six Months Ended June 30,
	2025	2024	Change	% Change
Net cash provided by operating activities	$298,265	$373,770	$(75,505)	(20)%
Net cash used in investing activities	$(322,078)	$(324,612)	$2,534	(1)%
Net cash (used in) provided by financing activities	$(40,983)	$(85,762)	$44,779	(52)%

Operating activities. The decrease in net cash flow provided by operating activities for the six months ended June 30, 2025, compared with 2024, was primarily related to a decrease in discretionary cash flow as a result of a decrease in revenues less operating and general administrative expenses of approximately $107.9 million associated with lower overall commodity prices and lower crude oil production volumes partially offset by increased natural gas and NGL production volumes and increased costs related primarily to increased expense workover costs with increased well cleanouts and pump changes with our aging well population, increased electricity, power and fuel charges with the increased number of wells operated by the Company and increased pumper costs also due to the increased number of wells operated partially offset by changes in operating assets and liabilities that differ from the prior year period.

Investing activities. The decrease in net cash used in investing activities for the six months ended June 30, 2025, compared with 2024, was primarily due to decreases in additions to crude oil and natural gas properties and acquisitions partially offset by a decrease in working capital related to additions to crude oil and natural gas properties.

Financing activities. The Company's significant financing activities are as follows:

•

Six months ended June 30, 2025: The Company made mandatory amortization payments on its Term Loan Credit Agreement totaling $60.0 million and paid dividends and dividend equivalents of $9.9 million and $1.1 million, respectively, partially offset by borrowings under our Senior Credit Facility Agreement of $30.0 million.

•

Six months ended June 30, 2024: The Company made mandatory payments on its Term Loan Credit Agreement totaling $60.0 million, paid $14.6 million to repurchase 978,989 shares of its common stock at an average cost of approximately $14.86 per share, excluding any potential excise taxes, and paid dividends and dividend equivalents of $10.1 million and $1.1 million, respectively.

Interest Rate Risk.  We are exposed to market risk due to the floating interest rates associated with any outstanding balance on the Term Loan Credit Agreement and the Senior Credit Facility Agreement. As of June 30, 2025, we had a $1.02 billion outstanding balance on the Term Loan Credit Agreement and $30.0 million outstanding on the Senior Credit Facility Agreement. Our Term Loan Credit Agreement fixes the interest rate for all of the principal balance of the Term Loan Credit Agreement at the end of each quarter for a period of three months and the Senior Credit Facility Agreement allows us to fix the interest rate for all or a portion of the principal balance for a period of up to six months. To the extent the interest rate is fixed, interest rate changes will affect the Term Loan Credit Agreement’s and Senior Credit Facility Agreement’s fair value but will not impact results of operations or cash flows. Conversely, for the portion of the Term Loan Credit Agreement and Senior Credit Facility Agreement that has a floating interest rate, interest rate changes will not affect the fair value but will impact future results of operations and cash flows.

Commodity Price Risk.  The prices we receive for our crude oil, NGL and natural gas production directly impact our revenue, profitability, access to capital, and future rate of growth. Crude oil, NGL and natural gas prices are subject to unpredictable fluctuations resulting from a variety of factors, including changes in supply and demand and the macroeconomic environment, and seasonal anomalies, all of which are typically beyond our control. The markets for crude oil, NGL and natural gas have been volatile, especially over the last several years. Commodity prices have improved from historic lows in 2020 resulting from the impacts of the COVID-19 pandemic. Additionally, commodity prices are subject to heightened levels of uncertainty related to geopolitical issues such as the ongoing armed conflicts between Russia and Ukraine, Israel and Hamas and Israel and Iran. The realized prices we receive for our production also depend on numerous factors that are typically beyond our control. Based on our sales volumes during the six months ended June 30, 2025 and excluding the effects on derivatives, a $1.00 per barrel increase (decrease) in the weighted average crude oil price for the six months ended June 30, 2025 would have increased (decreased) the Company’s revenues by approximately $14.0 million on an annualized basis and a $0.10 per Mcf increase (decrease) in the weighted average natural gas price for the six months ended June 30, 2025 would have increased (decreased) the Company’s revenues by approximately $1.6 million on an annualized basis.

We enter into commodity derivative contracts to reduce the risk of fluctuations in commodity prices. The fair value of our commodity derivative contracts is largely determined by estimates of the forward curves of the relevant price indices. As of June 30, 2025, a $1.00 increase (decrease) in the forward curves associated with our crude oil commodity derivative instruments would have decreased (increased) our net derivative positions for these products by approximately $5.6 million. Additionally, as of June 30, 2025, a $0.10 increase (decrease) in the forward curves associated with our natural gas commodity derivative instruments would have decreased (increased) our net derivative positions for these products by approximately $1.8 million.

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

The following table provides a reconciliation of our net income (GAAP) to EBITDAX (non-GAAP) for the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net income	$26,176	$29,717	$62,511	$36,155
Interest expense	36,412	42,991	73,400	86,625
Interest and other income	(361)	(2,400)	(1,171)	(4,792)
Provision for income taxes	7,663	14,250	17,602	16,547
Depletion, depreciation and amortization	101,226	127,693	210,551	258,543
Accretion of discount	256	242	500	481
Exploration and abandonment expense	1,109	167	1,373	665
Stock based compensation	88	3,775	265	7,573
Derivative related noncash activity	(19,034)	(2,606)	(14,178)	45,289
Other expense	2,489	2,000	2,489	2,001
EBITDAX	$156,024	$215,829	$353,342	$449,087

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

There have been no material changes in our critical accounting policies and procedures during the six months ended June 30, 2025. See our disclosure of critical accounting policies in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 8. Financial Statements and Supplementary Data” of our Annual Report.

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

During the period from January 1, 2021 through June 30, 2025, the calendar month average NYMEX WTI crude oil price per Bbl ranged from a low of $52.10 to a high of $114.34, and the last trading day NYMEX natural gas price per MMBtu ranged from a low of $1.58 to a high of $9.35. A $1.00 per barrel increase (decrease) in the weighted average crude oil price for the six months ended June 30, 2025 would have increased (decreased) the Company’s revenues by approximately $14.0 million on an annualized basis, excluding the effects of derivatives, and a $0.10 per Mcf increase (decrease) in the weighted average natural gas price for the six months ended June 30, 2025 would have increased (decreased) the Company’s revenues by approximately $1.6 million on an annualized basis, excluding the effects of derivatives.

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

The average forward prices based on June 30, 2025 market quotes were as follows:

	Remainder of 2025	Year Ending December 31, 2026
Average forward NYMEX crude oil price per Bbl	$62.62	$61.35
Average forward NYMEX natural gas price per MMBtu	$3.72	$4.26

The average forward prices based on August 7, 2025 market quotes were as follows:

	Remainder of 2025	Year Ending December 31, 2026
Average forward NYMEX crude oil price per Bbl	$62.31	$61.48
Average forward NYMEX natural gas price per MMBtu	$3.48	$3.98

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

Interest Rate Risk. As of June 30, 2025, we had $1.02 billion outstanding under the Term Loan Credit Agreement and had $63.1 million of available borrowing capacity under the Senior Credit Facility Agreement. The Company is subject to interest rate risk on its variable rate debt from our Term Loan Credit Agreement and Senior Credit Facility Agreement. The Company also periodically has fixed rate debt but does not currently utilize derivative instruments to manage the economic effect of changes in interest rates. The impact of a 1% increase in interest rates on our outstanding debt as of June 30, 2025 would have resulted in an annual increase in interest expense of approximately $10.5 million.

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

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the three months ended June 30, 2025 that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

From time to time, the Company may be a party to various lawsuits, proceedings and claims incidental to its business. While many of these matters involve inherent uncertainty, the Company believes that the amount of liability, if any, ultimately incurred with respect to these proceedings and claims will not have a material adverse effect on the Company's consolidated financial position as a whole or on its liquidity, capital resources or future results of operations.

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

The prices we receive for our crude oil, NGL and natural gas production heavily influence its revenue, profitability, access to capital, future rate of growth and the carrying value of its properties. The markets for crude oil and natural gas have been volatile historically and are likely to remain volatile in the future. For example, during the period from January 1, 2021 through March 31, 2025, the calendar month average NYMEX WTI crude oil price per Bbl ranged from a low of $52.10 to a high of $114.34, and the last trading day NYMEX natural gas price per MMBtu ranged from a low of $1.58 to a high of $9.35. One of the factors which caused the fall in prices was OPEC being unable to reach an agreement on production levels for crude oil, which resulted in Saudi Arabia and Russia initiating efforts to increase production. The convergence of these events, along with the significantly reduced demand because of the COVID-19 pandemic, created an unprecedented global crude oil and natural gas supply and demand imbalance, reduced global crude oil and natural gas storage capacity, caused crude oil and natural gas prices to decline significantly and resulted in continued volatility in crude oil, NGL and natural gas prices. Prices have recovered to pre-pandemic levels, with the calendar month average NYMEX WTI crude oil price of $67.33 per Bbl and the last trading day NYMEX natural gas price of $3.20 per MMBtu for the month of June 2025. However, there can be no certainty that commodity prices will sustain at these levels or continue to increase. In addition, the current U.S. presidential administration has signaled it will encourage increased domestic production of crude oil, which could lead to declines in crude oil, NGL and natural gas prices.

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
●

domestic and global political and economic conditions, such as the change in U.S. presidential administration, the ongoing conflict in Ukraine, the Israel-Hamas conflict, the Israel-Iran conflict, socio-political unrest and instability, terrorism or hostilities in or affecting other producing regions or countries, including the Middle East, Africa, South America and Russia;

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

Tariffs and other trade measures could adversely affect our operations, profitability and business.

On April 2, 2025, the United States announced a baseline tariff on all foreign goods, with goods imported from specified nations, including China and those in the European Union, subject to higher tariff rates. Since then, there have been delays of imposition of tariffs while the United States negotiates with those countries, and the extent of such delays and the ultimate outcome and impacts cannot be predicted at this time. It remains unclear to what extent, upon which countries, and upon which terms, tariffs may be levied and, to the extent that such trade policies impact our supply chain, we may not be able to fully mitigate the impact of these increased costs or pass price increases on to our customers.

We may be materially adversely impacted by tariffs if we are not able to adapt our supply chain strategy. We may also face unanticipated costs in developing our domestic supply chain and increased competition for materials and components in the United States, which also would impact our business and results of operations. The imposition of tariffs has and may create uncertainty in our industry. Increases in costs to drill and develop reserves as a result of tariffs coupled with lower commodity prices from increased domestic production could make producing such reserves no longer economically viable or technically feasible. Additionally, existing or future tariffs may negatively affect our customers, suppliers, and manufacturing partners. Such outcomes could adversely affect the amount or timing of our revenues, results of operations or cash flows, and continuing uncertainty could cause sales volatility and price fluctuations.

Tariffs, the adoption and expansion of trade restrictions, the occurrence of a trade war, or other governmental action related to tariffs, trade agreements or related policies have the potential to adversely impact our supply chain and access to equipment, and our costs and ability to economically serve certain markets. Any such cost increases or decreases in availability could slow our growth and cause our financial results and operational metrics to suffer. There is current uncertainty about the future relationship between the United States and other countries with respect to trade policies, taxes, government regulations, and tariffs and we cannot predict whether, and to what extent, U.S. trade policies will change in the future.

HighPeak Energy’s development projects and acquisitions will require substantial capital expenditures. HighPeak Energy may be unable to obtain required capital or financing on satisfactory terms, including as a result of recent increases in the cost of capital resulting from Federal Reserve policies or otherwise, which could reduce its ability to access or increase production and reserves.

The crude oil and natural gas industry is capital-intensive. We have evaluated multiple development scenarios under multiple potential commodity price assumptions. Under its current 2025 development program, we would expect to incur approximately $375 to $405 million of capital expenditures for drilling, completion, facilities and equipping costs, $40 to $50 million for field infrastructure and $33 to $35 million on one-time infrastructure expenditures. The ability to make these capital expenditures will be highly dependent on the price of crude oil and available funding of HighPeak Energy. Commodity prices have declined in the first half of 2025, with the calendar month average NYMEX WTI price of $67.33 per Bbl and last trading day NYMEX natural gas price of $3.20 per MMBtu for the month of June 2025. We ran a two-rig program for the majority of 2024. We expect to average one to two (1-2) drilling rigs and one (1) frac crew during 2025. We recognize that commodity prices remain highly volatile and that its liquidity is limited, and as a result, there is no certainty that we will operate a two (2) rig development program in the future.

We expect to fund our forecasted capital expenditures with cash on its balance sheet, cash generated by operations and, depending on market circumstances, potential future debt or equity offerings.

Cash flows from operations are subject to significant uncertainty. As a result, the amount of liquidity that we will have in the future is uncertain.

Our financing needs may require it to alter or increase its capitalization substantially through the issuance of debt or equity securities or the sale of assets. The availability and cost of these capital sources is cyclical, and these capital sources may not remain available, or we may not be able to obtain financing at a reasonable cost in the future. For example, due to the high levels of inflation in the United States, the Federal Reserve and other central banks increased interest rates multiple times in 2022 and 2023, and began decreasing rates with three rate cuts toward the end of 2024. The Federal Reserve has kept interest rates steady thus far in 2025, and citing the unknown effects of the Trump Administration’s trade policies on inflation, it has indicated that it may resume such decreases, although uncertainty remains as to when or if such elevated rates may be decreased further. Such increased interest rates have increased the cost of capital and may prevent us from being able to obtain debt financing at favorable rates, or at all, which would materially impact our operations. In addition, conditions in the global capital markets have been volatile due to uncertainty around tariff rates and trade policies, the conflict in Ukraine, the Israel-Hamas conflict, the Israel-Iran conflict or otherwise, making terms for certain types of financing difficult to predict, and in certain cases, resulting in certain types of financing being unavailable. Further, the issuance of additional indebtedness would require that an additional portion of cash flow from operations be used for the payment of interest and principal on its indebtedness, thereby further reducing its ability to use cash flow from operations to fund working capital, capital expenditures and acquisitions. The issuance of additional equity securities would be dilutive to existing stockholders. The actual amount and timing of future capital expenditures may differ materially from estimates as a result of, among other things: commodity prices; actual drilling results; the availability of drilling rigs and other services and equipment; and regulatory, technological and competitive developments. A reduction in commodity prices from current levels may result in a decrease in actual capital expenditures, which would negatively impact our ability to increase production.

Our cash flow from operations and access to capital are subject to several variables, including:

●	the prices at which our production is sold;
●	proved reserves;
●	the amount of hydrocarbons we are able to produce from its wells;
●	Our ability to acquire, locate and produce new reserves;
●	the amount of our operating expenses;
●	cash settlements from our derivative activities;
●

production interruptions or curtailments from time-to-time related to third-party infrastructure downtime or delays in third-party installation of infrastructure, including electrical power supply, that affects our ability to produce our crude oil and natural gas;

●	the duration and scope of the ongoing war between Russia and Ukraine and conflict in the Middle East, including between Israel and Hamas and between Israel and Iran;
●	Our ability to obtain storage capacity for the crude oil it produces;
●	restrictions in the instruments governing our debt on our ability to incur additional indebtedness; and
●	Our ability to access the public or private capital markets.

Should our revenues decrease as a result of lower crude oil, NGL and natural gas prices, operational difficulties, declines in reserves or for any other reason, we may have limited ability to obtain the capital necessary to sustain operations at expected levels. If additional capital is needed, we may not be able to obtain debt or equity financing on terms acceptable to it, if at all, due to elevated interest rates and associated policies of the Federal Reserve, or otherwise. If cash flow generated by our operations or available debt financing are insufficient to meet its capital requirements, the failure to obtain additional financing could result in a curtailment of the development of our properties, which in turn could lead to a decline in reserves and production and could materially and adversely affect our business, financial condition and results of operations. If we seek and obtain additional financing, subject to the restrictions in the instruments governing its existing debt, the addition of new debt to existing debt levels could intensify the operational risks that we will face. Further, adding new debt could limit our ability to service existing debt service obligations.

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

The use of derivatives may, in some cases, require the posting of cash collateral with counterparties. If we enter into derivative instruments that require cash collateral and commodity prices or interest rates change in an adverse manner, our cash otherwise available for use in operations would be reduced which could limit our ability to make future capital expenditures and make payments on indebtedness. Future collateral requirements will depend on arrangements with counterparties, highly volatile crude oil, NGL and natural gas prices and interest rates.

In addition, derivative arrangements could limit the benefits to be received from increases in the prices for natural gas, NGL and crude oil, which could also have an adverse effect on HighPeak Energy’s financial condition. If natural gas, NGL or crude oil prices upon settlement of derivative swap contracts exceed the price at which commodities have been hedged, we will be obligated to make cash payments to counterparties, which could, in certain circumstances, be significant.

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

Historically, capital and operating costs have risen during periods of increasing crude oil, NGL and natural gas prices. Inflationary factors such as increases in labor costs, material costs and overhead costs may adversely affect our operating results. These cost increases have resulted from a variety of factors that we will be unable to control, such as increases in the cost of electricity, steel and other raw materials; increased demand for labor, services and materials as drilling activity increases; and increased taxes. Such costs may rise faster than increases in our revenue if commodity prices rise, thereby negatively impacting its profitability, cash flow and ability to complete development activities as scheduled and on budget. A high rate of inflation may have an adverse effect on our operating results and this impact may be magnified to the extent that our ability to participate in the commodity price increases is limited by its derivative activities.

Although inflation rates moderated in 2024 and the first half of 2025, inflationary pressures have resulted in and may result in additional increases to the costs of our oilfield goods, services and personnel, which would in turn cause our capital expenditures and operating costs to rise. Due to the high levels of inflation, the Federal Reserve and other central banks increased interest rates multiple times in 2022 and 2023, and began decreasing rates with three rate cuts toward the end of 2024. The Federal Reserve has kept interest rates steady thus far in 2025, and citing the unknown effects of the Trump Administration’s trade policies on inflation, it has indicated that it may resume such decreases, although uncertainty remains as to when or if such rates may be decreased further.

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

Volatility in the political, legal and regulatory environments as a result of the change in the U.S. presidential administration and political instability or armed conflict in crude oil or natural gas producing regions, such as the ongoing war between Russia and Ukraine, the Israel-Hamas conflict, the Israel-Iran conflict and OPEC policy decisions could have a material adverse impact on our business, financial condition or future results.

Our business, financial condition and future results are subject to political and economic risks and uncertainties, including volatility in the political, legal and regulatory environments as a result of the imposition of and changes in tariffs and instability resulting from civil unrest, political demonstrations, mass strikes or armed conflict or other crises in crude oil or natural gas producing areas such as the ongoing war between Russia and Ukraine, the Israel-Hamas conflict and the Israel-Iran conflict.

The United States and other countries and certain international organizations have imposed broad-ranging and severe economic sanctions on Russia and certain Russian individuals, banking entities and corporations as a response, and additional sanctions may be imposed in the future. This conflict and the resulting sanctions and concerns regarding global energy security have contributed to increases and volatility in the prices for crude oil and natural gas. The length, impact, and outcome of the ongoing war between Russia and Ukraine is highly unpredictable, and such events or any further hostilities in Ukraine or elsewhere could severely impact the world economy and may adversely affect our financial condition. Furthermore, escalations of the Israel-Hamas or the Israel-Iran conflicts may result in heightened geopolitical risks for crude oil and natural gas markets, given the significant share of global oil supply in the Middle East. While the Company does not have operations overseas, these conflicts elevate the likelihood of supply chain disruptions, heightened volatility in crude oil and natural gas prices and negative effects on our ability to raise additional capital when required and could have a material adverse impact on our business, financial condition or future results.

Currently, global crude oil inventories are low relative to historical levels and supply from OPEC and other crude oil producing nations are not expected to be sufficient to meet forecasted crude oil demand growth for the next few years. It is believed that many OPEC countries will be unable to increase their production levels or even produce at expected levels due to their lack of capital investments in developing incremental crude oil supplies over the past few years. In April 2025, OPEC began phasing out a 2.2 million Bopd reduction in oil production, which it had previously postponed due to a slowdown in global demand and rising output surrounding the global economic and crude oil market outlooks. Furthermore, sanctions and import bans on Russian crude oil have been implemented by various countries in response to the war in Ukraine, further impacting global crude oil supply. Still, crude oil and natural gas prices have declined from the highs experienced in second quarter of 2022 and could decrease or increase with any changes in demand due to, among other things, uncertainty and volatility from global supply chain disruptions attributable to the pandemic, the ongoing conflict in Ukraine, the Israel-Hamas conflict, the Israel-Iran conflict, international sanctions, speculation as to future actions by OPEC, increasing inflation and government efforts to reduce inflation, and possible changes in the overall health of the global economy, including a prolonged recession. Further, the volatility in crude oil and natural gas prices could accelerate a transition away from fossil fuels, resulting in reduced demand over the longer term. To what extent these and other external factors (such as government action with respect to climate change regulation) ultimately impact our future business, liquidity, financial condition, and results of operations is highly uncertain and dependent on numerous factors, including future developments, which are not within our control and cannot be accurately predicted.

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

We also cannot assure you that any potential transaction or other strategic alternatives, if identified, evaluated and consummated, will provide greater value to our shareholders than that reflected in the current price of our common stock. Any potential transaction would be dependent upon a number of factors that may be beyond our control, including, but not limited to, market conditions, industry trends, the interest of third parties in our business and the availability of financing to potential buyers on reasonable terms. We do not intend to comment regarding the evaluation of strategic alternative transactions until such time as our Board has determined the outcome of the process or otherwise has deemed that disclosure is appropriate or required by applicable law. As a consequence, perceived uncertainties related to our future may result in the loss of potential business opportunities and volatility in the market price of our common stock and may make it more difficult for us to attract and retain qualified personnel and business partners. Volatility in the trading price of our common stock could also adversely affect the trading market for and the trading price of the notes.

The Principal Stockholder Group has significant influence over HighPeak Energy.

The Principal Stockholder Group owns approximately 68% of our common stock as of June 30, 2025. This includes an aggregate of approximately one million shares of common stock purchased by the Principal Stockholder Group in connection with the Company’s underwritten equity offering in July 2023, which further increased the Principal Stockholder Group’s ownership in the Company. As long as the Principal Stockholder Group owns or controls a significant percentage of our outstanding voting power, subject to the terms of the Stockholders’ Agreement, they will have the ability to influence certain corporate actions requiring stockholder approval. Under the Stockholders’ Agreement, the Principal Stockholder Group will be entitled to nominate a specified number of directors for appointment to the Board so long as the Principal Stockholder Group meets certain ownership criteria outlined in the Stockholders’ Agreement.

If one of our executive officers were forced to sell shares of our common stock that he has pledged to secure certain personal loan obligations, such sales could cause our stock price to decline.

Certain banking institutions have made extensions of credit to Jack Hightower, our Chief Executive Officer, a portion of which was used to purchase shares of common stock in the public market and in certain of our public offerings and private placements at the same prices offered to third-party participants in such offerings and placements. We are not a party to these loans, which are primarily secured by pledges of 3,591,017 shares of our common stock currently owned directly by Mr. Hightower and 6,624,005 shares of HighPeak common stock held indirectly by Mr. Hightower via his interests in HighPeak Energy Partners, LP and HighPeak Energy Partners GP, LP. If the price of our common stock were to decline or such loans were to reach maturity without renewal, Mr. Hightower may be forced by one or more of the banking institutions to sell, or the applicable banking institution may elect to sell, shares of HighPeak common stock or interests in the HighPeak funds (and such HighPeak shares owned by such funds may be distributed and sold in order to avoid foreclosure of those interests in the HighPeak funds) to satisfy his applicable loan obligations if he could not do so through other means. Any such sales could adversely affect the trading market and trading price of our common stock, as well as significantly reduce Mr. Hightower’s ownership in the Company.

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

Our common stock repurchase activity for the three months ended June 30, 2025 was as follows:

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Plan	Approximate Dollar Value of Shares that May Yet to Be Purchased Under the Plan(3)(4)
($ in thousands, except per share amounts and shares)
April 1, 2025 - April 30, 2025	—	$—	—	$39,907
May 1, 2025 - May 31, 2025	—	$—	—	$39,907
June 1, 2025 - June 30, 2025	—	$—	—	$39,907
Total	—	$—	—

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

ITEM 5.     OTHER INFORMATION

During the three months ended June 30, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

41

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

10.1	Second Amendment to Revolving Credit Agreement, dated August 1, 2025, by and among HighPeak Energy, Inc., as borrower, Fifth Third Bank, National Association, as administrative agent, the guarantors party thereto and the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-39464) filed with the SEC on August 4, 2025).

10.2	Master Assignment and First Amendment to Credit Agreement, dated August 1, 2025, by and among HighPeak Energy, Inc., as borrower, the guarantors party thereto, Texas Capital Bank, as administrative agent, Chambers Energy Management, LP, as collateral agent, and the lenders party thereto (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-39464) filed with the SEC on August 4, 2025).

31.1*	Certification of the Company’s Chief Executive Officer Pursuant to Section 302 of the Sarbanes Oxley Act of 2002 (18 U.S.C. Section 7241).

31.2*	Certification of the Company’s Chief Financial Officer Pursuant to Section 302 of the Sarbanes Oxley Act of 2002 (18 U.S.C. Section 7241).

32.1**	Certification of the Company’s Chief Executive Officer Pursuant to Section 906 of the Sarbanes Oxley Act of 2002 (18 U.S.C. Section 1350).

32.2**	Certification of the Company’s Chief Financial Officer Pursuant to Section 906 of the Sarbanes Oxley Act of 2002 (18 U.S.C. Section 1350).

101.INS**	Inline XBRL Instance Document – The instance document does not appear in the Interactive Data File because its XBRL tabs are embedded within the Inline XBRL document

101.SCH**	Inline XBRL Taxonomy Extension Schema Document

101.CAL**	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.
**	Furnished herewith.

HIGHPEAK ENERGY, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned hereto duly authorized.

HIGHPEAK ENERGY, INC.

August 11, 2025	By:	/s/ Steven Tholen
Steven Tholen
Chief Financial Officer

August 11, 2025	By:	/s/ Keith Forbes
Keith Forbes
Vice President and Chief Accounting Officer