Form 10-K
period 2025-12-31
HighPeak Energy, Inc.
filed 2026-03-11
CIK 1792849

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 762(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

As of June 30, 2025, the aggregate market value of the common stock of the Registrant held by non-affiliates was $228,323,105 based on the closing price as reported on the Nasdaq Global Market on June 30, 2025 of $9.80.

Number of shares of common stock outstanding as of March 6, 2026 – 126,358,104.

DOCUMENTS INCORPORATED BY REFERENCE:

(1)

Portions of the Definitive Proxy Statement for the Company’s Annual Meeting of Stockholders to be held in June 2026, which will be filed with the U.S. Securities and Exchange Commission within 120 days of December 31, 2025, are incorporated into Part III of this Annual Report on Form 10-K.

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

•

“First Term Loan Amendment” means the Master Assignment and First Amendment to the Term Loan Credit Agreement, dated August 1, 2025, by and among HighPeak Energy, Inc., as borrower, Texas Capital Bank, as administrative agent, Chambers Energy Management, LP, as collateral agent, and the lenders from time-to-time party thereto.

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
•

“Principal Stockholder Group” means HighPeak Pure Acquisition, LLC, a Delaware limited liability company, and wholly owned subsidiary of HighPeak Energy, LP, the HPK Contributors and each of their respective affiliates and certain permitted transferees, collectively.

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

•

“Second Term Loan Amendment” means the Second Amendment to the Term Loan Credit Agreement, dated March 5, 2026, by and among HighPeak Energy, Inc., as borrower, Texas Capital Bank, as administrative agent, Chambers Energy Management, LP, as collateral agent, and the lenders from time-to-time party thereto.

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

•

“Third Facility Amendment” means the Third Amendment to Senior Credit Facility Agreement, dated March 5, 2026, by and among HighPeak Energy, Inc., as borrower, Fifth Third Bank, National Association, as administrative agent, the guarantors party thereto and the lenders party thereto.

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
●

inflation rates and the impacts of associated monetary policy responses, including increased or decreased interest rates and resulting pressures on economic growth, U.S. trade policy and the imposition of and changes to tariffs;

●

political instability or armed conflict in crude oil or natural gas producing regions, such as the ongoing war between Russia and Ukraine, conflicts in the Middle East and U.S. intervention in Venezuela;

●	volatility in the political, legal and regulatory environments, including the effects of a prolonged U.S. government shutdown;
●	political and regulatory uncertainties;
●

our liquidity, cash flow and access to capital, including our ability to access such markets on attractive terms or at all, and related risks such as general credit, liquidity, market and interest-rate risks;

●	the availability of capital resources;
●	our ability to maintain compliance with the covenants in our debt agreements and refinance or pay, when due, the principal of, interest or other amounts due in respect of our indebtedness;
●	production and reserve levels;
●	drilling and completion risks;
●	economic and competitive conditions;
●	the impacts of revising our drilling plan during the year transitioning to an increased or decreased rig count from time to time;
●	severe weather conditions;
●

epidemics or pandemics, including the effects of related public health concerns and the impact of continued actions taken by governmental authorities and other third parties in response to pandemics and their impact on commodity prices, supply and demand considerations, and storage capacity;

●	the availability of goods and services and supply chain issues;
●

regulatory and related policy actions intended by federal, state and/or local governments to reduce fossil fuel use and associated carbon emissions, to drive the substitution of renewable forms of energy for crude oil and natural gas, which may over time reduce demand for crude oil, NGL and natural gas;

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

HighPeak Energy focuses on the Midland Basin primarily in northeast Howard and southeast Borden Counties, and to a lesser extent, northwest Mitchell and southwest Scurry Counties. Over the last eight decades this area of the Midland Basin was partially developed with vertical wells using conventional methods, and during the last decade has experienced significant redevelopment activity in the Lower Spraberry and Wolfcamp A formations utilizing modern horizontal drilling technology, with some operators having additional success developing the Middle Spraberry, Jo Mill, Wolfcamp B and Wolfcamp D formations, through the use of modern, high-intensity hydraulic fracturing techniques, decreased frac spacing, increased proppant usage and increased lateral lengths. Our interpretation of available IHS Markit data as well as our own drilling and completion results show that this area has a high crude oil mix percentage.

The Company’s assets include certain rights, title and interests in crude oil and natural gas assets located primarily in Howard and Borden Counties, Texas, and to a lesser extent, Mitchell and Scurry Counties, Texas. As of December 31, 2025, the Company’s assets consisted of two generally contiguous leasehold positions of approximately 154,472 gross (142,560 net) acres covering various subsurface depths, approximately 72% of which were held by production, with an average working interest of approximately 92%. We operate approximately 98% of the net acreage across the Company’s assets. The majority of HighPeak Energy’s horizontal development drilling plan is currently focused on the Wolfcamp A, Lower Spraberry and Middle Spraberry formations. We utilize multi-well pad development to lower drilling and completion cycle times and create infrastructure and facility economies of scale to reduce overall costs, optimize and maximize crude oil and natural gas recoveries, return on investment and value creation.

Available Information

The mailing address of HighPeak Energy’s principal executive office is 421 W. 3rd Street, Suite 1000, Fort Worth, Texas 76102. HighPeak Energy’s telephone number is (817) 850-9200. As of December 31, 2025, HighPeak Energy had fifty full-time employees.

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

HighPeak Energy’s common stock is listed on the Nasdaq Global Market (“Nasdaq”) under the symbol “HPK.”

Properties

The Company’s assets are located in the northeastern part of the Midland Basin. The majority of the acreage position is located across the eastern half of Howard and Borden Counties recently extending into far northwestern Mitchell County and far southwestern Scurry County in two largely contiguous acreage blocks, the northern position of which is referred to as the Flat Top area and the southern position of which is referred to as the Signal Peak area. The Midland Basin is part of the Permian Basin of West Texas and Eastern New Mexico. The Permian Basin covers an area of about 96,000 square miles and is comprised of five (5) sub-regions including the Midland Basin, the Central Basin Platform, the Delaware Basin, the Northwest Shelf and the Eastern Shelf. The Central Basin Platform (“CBP”) is a central uplift, with the Delaware Basin located to the west of the CBP, and the Midland Basin located to the east of the CBP. The bulk of the Permian Basin’s increase in crude oil production since 2007 has come from several target zones including the Spraberry and Wolfcamp formations. The Permian Basin has produced billions of barrels of equivalent crude oil and natural gas and is estimated by the United States Geologic Survey to contain significant remaining hydrocarbon potential.

HighPeak Energy generally developed its properties using one to two (1-2) drilling rigs and one (1) frac crew during the year ended December 31, 2025, ending the year using two (2) drilling rigs and one (1) frac crew. The Company expects to average one (1) drilling rig and approximately one (1) frac crew during 2026 under our current development plan depending on certain market conditions. HighPeak Energy expects to fund its forecasted capital expenditures of $255 to $285 million anticipated in 2026, excluding acquisitions, with cash on its balance sheet, cash generated by operations, through borrowings under the Senior Credit Facility Agreement if needed and, depending on market circumstances, potential future debt or equity offerings.

HighPeak Energy has the discretion to modify its capital program. Because HighPeak Energy operates a high percentage of its acreage, capital expenditure amounts and timing are largely discretionary and within its control. HighPeak Energy determines its capital expenditures depending on a variety of factors, including, but not limited to, the success of its drilling activities, prevailing and anticipated prices for crude oil and natural gas, the availability of necessary equipment, infrastructure and capital, limitations on expenditures under certain leverage scenarios pursuant to the Term Loan Credit Agreement, the receipt and timing of required regulatory permits and approvals, drilling and acquisition costs and the level of participation by other working interest owners. A deferral of planned capital expenditures, particularly with respect to drilling and completing new wells, could result in a reduction in anticipated production and cash flows. Additionally, if HighPeak Energy curtails or reallocates priorities in its drilling program, HighPeak Energy may lose a portion of its acreage through lease expirations. However, in the event of any such curtailment or reallocation of priorities, HighPeak Energy would expect to prioritize lease retention to minimize any expirations.  Please see “Risk Factors—Risks Related to Our Business—Crude oil, NGL and natural gas prices are volatile. Sustained periods of low, or declines in, crude oil, NGL and natural gas prices could adversely affect HighPeak Energy’s business, financial condition and results of operations and its ability to meet its capital expenditure obligations and other financial commitments,” “Risk Factors—Risks Related to Our Business —HighPeak Energy’s development projects and acquisitions will require substantial capital expenditures. HighPeak Energy may be unable to obtain required capital or financing on satisfactory terms, including as a result of increases in cost of capital resulting from Federal Reserve policies or otherwise, which could reduce its ability to access or increase production and reserves” and “Risk Factors—Risks Related to Our Business—Certain of the undeveloped leasehold acreage of HighPeak Energy’s assets is subject to leases that will expire over the next several years unless production is established on units containing the acreage or the leases are extended or renewed.”

Reserve Summary

The estimated proved reserves of the Company’s assets as of December 31, 2025, 2024 and 2023 were prepared by Cawley, Gillespie and Associates, Inc. (“CG&A”). As of December 31, 2025, 2024 and 2023, the Company’s assets contained 173,891, 198,998 and 154,162 MBoe, respectively, of estimated proved reserves. In addition, as of December 31, 2025, 2024 and 2023, the estimated proved reserves of the Company’s assets were estimated by CG&A to be 83%, 85% and 91% crude oil and NGL, respectively, and 17%, 15% and 9% natural gas, respectively. The following table provides summary information regarding the estimated proved reserves data of the Company’s assets based on the 2025 Reserve Report, 2024 Reserve Report and 2023 Reserve Report (each defined below) as of December 31, 2025, 2024 and 2023, respectively:

As of Date	Proved Total (MBoe)(1)	% Crude Oil & NGL	% Developed
December 31, 2025	173,891	83%	55%
December 31, 2024	198,998	85%	54%
December 31, 2023	154,162	91%	52%

(1)

The estimated net proved reserves were determined using the unweighted arithmetic average first-day-of-the month prices for the prior twelve (12) months in accordance with guidelines established by the SEC. As of December 31, 2025, 2024 and 2023, the average WTI spot price for crude oil and NGL volumes was $65.34, $75.48 and $78.22 per barrel, respectively, which was adjusted for quality, transportation and a regional price differential. As of December 31, 2025, 2024 and 2023, the average HH spot price for natural gas volumes was $3.387, $2.130 and $2.637 per MMBtu, respectively, which was adjusted for energy content, gathering, transportation and processing fees and a regional price differential. All prices are held constant throughout the lives of the properties. As of December 31, 2025, 2024 and 2023, the average adjusted prices realized over the remaining lives of the Company’s assets by CG&A were $65.32, $75.56 and $78.13 per barrel of crude oil, $3.20, $20.53 and $17.33 per barrel of NGL and $0.795, $0.072 and $0.198 per Mcf of natural gas, respectively.

Reserve Data

Preparation of Reserve Estimates

The reserve estimates as of December 31, 2025, 2024 and 2023 included in this Annual Report are based on evaluations prepared by CG&A in accordance with Standards Pertaining to the Estimating and Auditing of Oil and Gas Reserves Information promulgated by the Society of Petroleum Evaluation Engineers and definitions and guidelines established by the SEC (individually, the “2025 Reserve Report,” the “2024 Reserve Report” and the “2023 Reserve Report” and, collectively the “Reserve Reports”). CG&A was selected for their historical experience and geographic expertise in engineering similar resources. The summary information pertaining to reserve estimates as of December 31, 2025, 2024 and 2023, respectively, of HighPeak Energy, prepared by CG&A, were led by W. Todd Brooker. Mr. Brooker is a Licensed Professional Engineer in the State of Texas and has over 31 years of industry experience. Copies of the Reserve Reports are attached to this Annual Report as Exhibits 99.1, 99.2 and 99.3, respectively.

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

Internal Controls

The internal staff of petroleum engineers and geoscience professionals at HighPeak Energy work closely with their independent reserve engineers to seek to ensure the integrity, accuracy and timeliness of data furnished to their independent reserve engineers in the preparation of their reserve report. Periodically, HighPeak Energy’s technical teams meet with the independent reserve engineers to review properties and discuss methods and assumptions used to prepare reserve estimates for the Company’s assets.

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

The reserve estimates as of December 31, 2025, 2024 and 2023, respectively, were prepared by geologists and reservoir engineers who integrate geological, geophysical, engineering and economic data to produce high quality reserve estimates and economic forecasts. The process was supervised by Christopher Mundy, Senior Vice President, Reserves and Evaluations, for HighPeak Energy, who has approximately 29 years of experience in crude oil and natural gas operations, reservoir engineering and management, reserves management, unconventional and conventional reservoir characterization and strategic planning.

The reserve estimation process and the reserve estimates of the Company’s assets as of December 31, 2025, 2024 and 2023, respectively, were reviewed and approved by our technical staff, other members of senior management and our Chief Executive Officer. The Reserve Reports prepared by CG&A contain further discussion of the reserve estimates and the procedures used in connection with its preparation.

The reserve estimates as of December 31, 2025, 2024 and 2023, included in this Annual Report are based on evaluations prepared by the independent petroleum engineering firm CG&A representing 100% of the Company’s assets’ total net proved reserves in accordance with Standards Pertaining to the Estimating and Auditing of Oil and Gas Reserves Information promulgated by the Society of Petroleum Evaluation Engineers and definitions and guidelines established by the SEC. The Independent Reserve Engineers were selected for their historical experience and geographic expertise in engineering similar resources.

Estimated Proved Reserves

The following tables present the estimated net proved crude oil and natural gas reserves as of December 31, 2025, 2024 and 2023, based on the Reserve Reports of the Company’s assets as of such date.

	Proved Reserve Volumes
	Crude Oil (MBbls)	NGL (MBbls)	Natural Gas (MMcf)	Total (MBoe)%
As of December 31, 2025:
Developed	55,092	20,941	120,566	96,127	55%
Undeveloped	59,106	9,503	54,928	77,764	45%
Total proved reserves	114,198	30,444	175,494	173,891	100%
As of December 31, 2024:
Developed	65,632	22,753	118,402	108,119	54%
Undeveloped	69,639	11,365	59,252	90,879	46%
Total proved reserves	135,271	34,118	177,654	198,998	100%
As of December 31, 2023:
Developed	58,631	12,183	52,671	79,593	52%
Undeveloped	60,923	7,913	34,400	74,569	48%
Total proved reserves	119,554	20,096	87,071	154,162	100%

Development of Proved Undeveloped Reserves

The following table summarizes the changes in HighPeak Energy’s proved undeveloped reserves for the years ended December 31, 2023, 2024 and 2025:

Total (MBoe)
Proved undeveloped reserves at December 31, 2022	61,700
Extensions and discoveries	42,440
Conversions into proved developed reserves	(25,955)
Sales of minerals-in-place	(1,387)
Revisions	(2,229)
Proved undeveloped reserves at December 31, 2023	74,569
Extensions and discoveries	33,540
Conversions into proved developed reserves	(18,050)
Revisions	820
Proved undeveloped reserves at December 31, 2024	90,879
Extensions and discoveries	10,666
Conversions into proved developed reserves	(12,250)
Revisions	(11,531)
Proved undeveloped reserves at December 31, 2025	77,764

As of December 31, 2025, HighPeak Energy’s assets contained approximately 77,764 MBoe of proved undeveloped reserves, consisting of 59,106 MBbl of crude oil, 9,503 MBbl of NGL and 54,928 MMcf of natural gas. As of December 31, 2024, HighPeak Energy’s assets contained approximately 90,879 MBoe of proved undeveloped reserves, consisting of 69,639 MBbl of crude oil, 11,365 MBbl of NGL and 59,252 MMcf of natural gas. As of December 31, 2023, HighPeak Energy’s assets contained approximately 74,569 MBoe of proved undeveloped reserves, consisting of 60,923 MBbl of crude oil, 7,913 MBbl of NGL and 34,400 MMcf of natural gas. Proved undeveloped reserves will be converted from undeveloped to developed as we drill and complete each location and the wells begin production.

Proved undeveloped reserves changed during the year ended December 31, 2025 primarily as a result of the following significant factors:

●	Extensions and discoveries of 10,666 MBoe related to new proved undeveloped locations added as a result of HighPeak Energy’s drilling activities;
●	Conversions into proved developed reserves of 12,250 MBoe related to locations that were successfully drilled and completed during the year ended December 31, 2025;
●

Downward revisions of 11,531 MBoe including downward adjustments of approximately 9,177 MBoe related to adjustments to forecasts based on well performance and approximately 2,636 MBoe primarily attributable to a decrease in crude oil and NGL prices, partially offset by approximately 282 MBoe primarily related to decreased forecasted operating expenses.

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
●

Upward revisions of 820 MBoe including upward adjustments of approximately 1,196 MBoe related to adjustments to forecasts based on well performance, partially offset by approximately 182 MBoe primarily attributable to a decrease in crude oil, NGL and natural gas prices and approximately 194 MBoe primarily related to increased forecasted operating expenses.

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
●

Downward revisions of 2,229 MBoe including downward adjustments of approximately 1,748 MBoe related to adjustments to forecasts based on well performance, approximately 445 MBoe primarily attributable to a decrease in crude oil, NGL and natural gas prices and approximately 36 MBoe primarily related to increased forecasted operating expenses.

Early in its history, the Company invested a significant amount of its capital budget to drill unproved locations rather than convert proved undeveloped reserves to proved developed reserves. However, in the years ended December 31, 2025, 2024 and 2023, $366.1 million, $442.1 million and $481.5 million, respectively, of development capital expenditures were incurred primarily to convert proved undeveloped reserves to proved developed reserves. Also, a portion of the Company’s development capital expenditures each year was for the continued development of a water infrastructure system and the drilling of salt-water disposal wells to facilitate the Company’s increased levels of produced water, reduce its future water sourcing costs by recycling produced water and reduce the use of trucking for its produced water disposal activities as well as the continued construction of central tank batteries for handling of the Company’s increasing production volumes.

As of December 31, 2025, all our proved undeveloped reserves are scheduled to be developed within five years from the date they were initially recorded.

PV-10

PV-10 is a non-GAAP financial measure and differs from the standardized measure of discounted future net cash flows, which is the most directly comparable GAAP financial measure. We refer to PV-10 as the present value of estimated future net cash flows of estimated proved reserves using a discount rate of 10%. This amount includes projected revenues, estimated production costs, estimated future development costs and estimated future costs related to asset retirement obligations.

Unlike PV-10, the standardized measure deducts future U.S. federal income taxes and Texas margin taxes and abandonment obligations on wells with no proved reserves as of December 31, 2025, 2024 and 2023, respectively. Neither PV-10 nor standardized measure represents an estimate of the fair market value of the applicable crude oil and natural gas properties. It is industry standard to use PV-10 as a measure to compare the relative size and value of proved reserves held by companies without regard to the specific tax characteristics of such entities.

The following tables present the undiscounted estimated future net cash flows, PV-10 and standardized measure of the proved reserves of the Company at December 31, 2025, 2024 and 2023 (in thousands):

As of December 31, 2025	Proved Developed	Proved Undeveloped	Total Proved
Estimated future net cash flows	$2,260,542	$1,427,671	$3,688,213
Present value of estimated future net cash flows	$1,493,416	$563,581	$2,056,997
Present value of future income taxes/abandonment costs			(144,242)
Standardized measure			$1,912,755

As of December 31, 2024	Proved Developed	Proved Undeveloped	Total Proved
Estimated future net cash flows	$3,604,310	$2,554,993	$6,159,303
Present value of estimated future net cash flows	$2,292,214	$1,094,860	$3,387,074
Present value of future income taxes/abandonment costs			(392,077)
Standardized measure			$2,994,997

As of December 31, 2023	Proved Developed	Proved Undeveloped	Total Proved
Estimated future net cash flows	$3,205,041	$2,072,541	$5,277,582
Present value of estimated future net cash flows	$2,061,301	$822,766	$2,884,067
Present value of future income taxes/abandonment costs			(276,363)
Standardized measure			$2,607,704

Estimated future net cash flows represents the estimated future revenue to be generated from the production of proved reserves, net of estimated production and future development costs, using pricing differentials and costs under existing economic conditions as of December 31, 2025, 2024 and 2023, and assuming commodity prices as set forth below. For the purpose of determining prices used in our reserve reports, in accordance with SEC guidelines, CG&A uses the unweighted arithmetic average of the prices on the first day of each month in the 12-month period ended December 31, 2025, 2024 and 2023. These prices were $65.34, $75.48 and $78.22 per Bbl for crude oil and NGL and $3.387, $2.130 and $2.637 per MMBtu for natural gas, respectively, before adjustment for energy content, gathering, transportation and processing fees and basis differential adjustments. The average adjusted prices realized over the remaining lives of the Company’s assets by CG&A were $65.32, $75.56 and $78.13 per barrel of crude oil, $3.20, $20.53 and $17.33 per barrel of NGL and $0.795, $0.072 and $0.198 per Mcf of natural gas as of December 31, 2025, 2024 and 2023, respectively. These prices should not be interpreted as a prediction of future prices. The amounts shown do not give effect to non-property-related expenses, such as corporate general and administrative expenses and debt service, or to DD&A.

Production, Revenue and Price History

For a description of historical production, revenues, average sales prices and unit costs of the Company, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations.”

The following table summarizes the average net sales volumes, average unhedged realized prices by product and production costs of the Company for the years ended December 31, 2025, 2024 and 2023:

	Year Ended December 31,
	2025	2024	2023
Net sales volumes:
Crude oil (MBbls)	12,012	13,877	13,885
NGL (MBbls)	2,895	2,284	1,547
Natural gas (MMcf)	16,327	12,747	7,219
Total (Mboe)	17,628	18,285	16,635
Average realized price (excluding effects of derivatives):
Crude oil (per Bbl)	$65.43	$76.42	$78.26
NGL (per Bbl)	19.69	22.06	21.51
Natural gas (per Mcf)	1.25	0.49	1.56
Total per Boe	$48.98	$61.10	$68.00
Operating costs per Boe:
Lease operating expenses, including expense workovers	$7.91	$7.23	$8.74
Gathering, processing and transportation expenses	3.88	2.61	1.19
Severance and ad valorem taxes	2.11	3.26	3.51

Productive Wells

Productive wells consist of producing wells and wells capable of production, including natural gas wells awaiting pipeline connections to commence deliveries and crude oil wells awaiting connection to production facilities. Gross wells are the total number of producing wells in which HighPeak Energy holds an interest, and net wells are the sum of the fractional working interests owned in gross wells. The following table sets forth information relating to the productive wells in which HighPeak Energy holds a working interest as of December 31, 2025.

	Crude Oil			Natural Gas
	Gross	Net	Average Working Interest	Gross	Net	Average Working Interest
Horizontal:
Operated	351	337.1	96%	—	—	n/a
Non-operated	27	1.3	5%	—	—	n/a
Vertical:
Operated	151	150.7	100%	9	9.0	100%
Non-operated	9	1.5	16%	8	0.0	0%
Total:
Operated	502	487.8	97%	9	9.0	100%
Non-operated	36	2.8	8%	8	0.0	0%

Acreage

The following table sets forth certain information regarding the total developed and undeveloped acreage in which HighPeak Energy holds an interest as of December 31, 2025. Approximately 72% of the net acreage of HighPeak Energy was held by production as of December 31, 2025.

Developed Acres(1)(4)		Undeveloped Acres(4)		Total Acres
Gross Acres(2)	Net Acres(3)	Gross Acres(2)	Net Acres(3)	Gross Acres(2)	Net Acres(3)
108,191	101,586	46,281	40,974	154,472	142,560

(1)	Developed acres are acres spaced or assigned to productive wells or wells capable of production.
(2)	A gross acre is an acre in which HighPeak Energy holds a working interest. The number of gross acres is the total number of acres in which HighPeak Energy holds a working interest.

(3)

A net acre is deemed to exist when the sum of the fractional ownership working interests in gross acres equals one. The number of net acres is the sum of the fractional working interests owned in gross acres expressed as whole numbers and fractions thereof. There are approximately 1,719 net undeveloped acres that are either held by production or developed and currently nonproducing and therefore not currently subject to expiration.

(4)	Minor amounts of our developed and undeveloped acres do not cover all formation depths in underlying acreage.

Undeveloped Acreage Expirations

The following table sets forth the number of total net undeveloped acres as of December 31, 2025 across HighPeak Energy’s properties that will expire in 2026, 2027, 2028, 2029, 2030 and thereafter, unless production is established within the spacing units covering the acreage prior to the expiration dates or unless such leasehold rights are extended or renewed.

2026	20,245
2027	17,423
2028	1,567
2029	20
2030	—
Thereafter	—
39,255

With respect to the 20,245 net acres expiring in 2026 across our properties, HighPeak Energy intends to retain substantially all through initiating completion operations of existing wells and the drilling of new wells, with the remaining net acreage being retained either through lease renewals or extensions. HighPeak Energy intends to retain substantially all of its undeveloped acreage through its development plan. Please see “Item 1A. Risk Factors – Risks Related to Our Business – Certain of the undeveloped leasehold acreage of HighPeak Energy’s assets is subject to leases that will expire over the next several years unless production is established on units containing the acreage or the leases are extended or renewed.”

Drilling Activities

The following table describes new development and exploratory/extension wells drilled within the Company’s assets during the years ended December 31, 2025, 2024 and 2023. The information should not be indicative of future performance, nor should it be assumed there is necessarily any correlation among the number of productive wells drilled, quantities of reserves found or economic value. As of December 31, 2025 and not included in the following table, were 4 gross (4.0 net) wells in the process of being drilled and 19 gross (19.0 net) wells either waiting on completion or in various stages of completion operations. As of December 31, 2025, HighPeak Energy was running a two-rig, one-frac crew program. The Company expects to average one (1) drilling rig and one (1) frac crew during 2026 under our current development plan, depending on market conditions. Our development program may change based on capital availability and other factors.

	Year Ended December 31,
	2025		2024		2023
	Gross	Net	Gross	Net	Gross	Net
Development wells:
Productive	27	26.8	51	44.6	57	49.5
Dry	—	—	—	—	—	—
Exploratory/Extension wells:
Productive	23	23.0	18	14.6	70	63.3
Dry	1	1.0	—	—	—	—
Service wells:
Salt-Water Disposal	1	1.0	1	1.0	5	3.0

Delivery Commitments

Beginning May 2024, the Company has a minimum volume commitment under its crude oil marketing agreement with its largest purchaser whereby it must deliver minimum gross volumes via pipeline connections of 23,500 Bopd for the first ten years of the contract at a certain amount per barrel escalating throughout the term of the contract. However, the Company generally has the ability under the contract to cumulatively bank dollars based on excess volumes delivered to offset the minimum volume commitment. For the period from May 1, 2024 to December 31, 2025, the Company has delivered approximately 31,594 Bopd under the contract. The remaining monetary commitment as of December 31, 2025, if the Company never delivers any additional volumes under the agreement, is approximately $115.9 million. Given the current production levels coupled with the wells planned to come on production in 2026 and beyond, the Company expects to meet the volume commitments under the agreement. In addition to monitoring our current production, we also monitor our anticipated future production and our future development plans, in each case factoring in production attributable to third-party working, royalty and overriding royalty interest owners, in order to meet our delivery commitments. If production volumes are not sufficient to meet these contractual delivery commitments, we may be subject to deficiency fees unless we purchase commodities in the market to satisfy the portion of such commitment that was not delivered under the contract. There are no material commitments to deliver a fixed and determinable quantity of natural gas production from the Company’s assets to customers under existing contracts.

Operations

General

As of December 31, 2025, HighPeak Energy’s properties consisted of 154,472 gross (142,560 net) acres with an average working interest of approximately 92%.

Facilities

Production facilities related to HighPeak Energy’s properties are located near the producing wells and consist of salt-water disposal wells and related facilities, salt-water disposal pipeline systems throughout Flat Top and Signal Peak, storage tanks, two-phase and/or three-phase separation equipment, flowlines, metering equipment and safety systems. Predominant artificial lift methods include electrical submersible pumps with some rod pumps, gas lift and plunger lifts. HighPeak Energy’s mostly contiguous acreage position allows for optimized capital expenditures for production facilities and associated water handling infrastructure.

Our properties are well serviced by existing crude oil, natural gas and water infrastructure and gathering systems. Currently, the majority of our crude oil production is transported by pipeline while some of our crude oil, primarily in Signal Peak, is still transported by truck. The Company used a competitive bidding process that resulted in attractive terms relative to market indices. The natural gas production from our properties is gathered by third-party processors with the majority of the natural gas production currently processed to extract NGL.

Marketing and Customers

The following table sets forth the percentage of revenues attributable to customers who have accounted for 10% or more of revenues attributable to the Company’s assets during the years ended December 31, 2025, 2024 and 2023.

	Years Ended December 31,
Major Customers	2025	2024	2023
DK Trading & Supply, LLC (“Delek”)	82%	76%	82%
Energy Transfer Crude Marketing, LLC (“ETC”)	*	18%	14%

* Less than 10%.

No other purchaser accounted for 10% or more of revenue attributable to the Company’s assets on a combined basis in the years ended December 31, 2025, 2024 or 2023. The loss of any such purchaser could adversely affect revenues attributable to the Company’s assets in the short term. Please see “Risk Factors—Risks Related to Our Business—HighPeak Energy depends upon a small number of significant purchasers for the sale of most of its crude oil, NGL and natural gas production. The loss of one or more of such purchasers could, among other factors, limit HighPeak Energy’s access to suitable markets for the crude oil, NGL and natural gas it produces.”

For crude oil sales, HighPeak Energy currently is party to a twelve-year contract with Delek, with production being mostly piped sales through crude oil gathering systems. The crude oil contract is at known and published indices with a fixed primary term and an evergreen option thereafter. The contract contains a minimum volume commitment that commenced on May 1, 2024 based on the gross piped barrels delivered and is 23,500 Bopd for the first ten years of the contract at a certain amount per barrel escalating throughout the term of the contract. However, the Company generally has the ability under the contract to cumulatively bank dollars based on excess volumes delivered to offset the minimum volume commitment. For the period from May 1, 2024 to December 31, 2025, the Company has delivered approximately 31,594 Bopd under the contract. The remaining monetary commitment as of December 31, 2025, if the Company never delivers any additional volumes under the agreement, is approximately $115.9 million. The majority of the remaining crude oil sales of the Company is sold to ETC under a similar contract without a minimum volume commitment. In addition, HighPeak Energy sells its natural gas production from the Company’s assets to multiple third-party purchasers pursuant to the terms of natural gas processing and purchase contracts at varying rates. The natural gas production is gathered and processed under agreements with a primary term and generally an evergreen extension option.

Competition

The crude oil and natural gas industry is intensely competitive, and HighPeak Energy competes with other companies that have greater resources. Many of these companies not only explore for and produce crude oil and natural gas, but also carry on midstream and refining operations and market petroleum and other products on a regional, national or worldwide basis. Furthermore, in the past several years, the pace of consolidation in our industry has increased, and may continue to increase, leading to the creation of a number of larger and financially stronger competitors. These companies may be able to pay more for productive crude oil and natural gas properties and exploratory prospects or to define, evaluate, bid for and purchase a greater number of properties and prospects than HighPeak Energy’s financial or human resources permit. In addition, these companies may have a greater ability to continue exploration activities during periods of low crude oil and natural gas market prices. HighPeak Energy’s larger or more integrated competitors may be able to absorb the burden of existing, and any changes to, federal, state and local laws and regulations more easily than HighPeak Energy can, which could adversely affect HighPeak Energy’s competitive position, as applicable. HighPeak Energy’s ability to acquire additional properties and to discover reserves in the future will be dependent upon its ability to evaluate and select suitable properties and to consummate transactions in a highly competitive environment. In addition, because HighPeak Energy will have fewer financial and human resources than many companies in its industry, HighPeak Energy may be at a disadvantage in bidding for exploratory prospects and producing crude oil and natural gas properties.

There is also competition between crude oil and natural gas producers and other industries producing energy and fuel. For example, HighPeak Energy also faces indirect competition from alternative energy sources, including wind and solar. Furthermore, competitive conditions may be substantially affected by various forms of energy legislation and/or regulation considered from time to time by the governments of the United States and the jurisdictions in which HighPeak Energy operates, including legislation such as the Inflation Reduction Act of 2022 (“IRA 2022”). It is not possible to predict the nature of any such legislation or regulation which may ultimately be adopted or its effects upon HighPeak Energy’s future operations as related to the Company’s assets. Such laws and regulations may substantially increase the costs of developing crude oil and natural gas and may prevent or delay the commencement or continuation of a given operation. HighPeak Energy’s larger competitors may be able to absorb the burden of existing, and any changes to, federal, state and local laws and regulations more easily than HighPeak Energy can, which would adversely affect HighPeak Energy’s competitive positions, as applicable. See “Item 1A. Risk Factors—Risks Related to Our Business—Competition in the crude oil and natural gas industry is intense, which will make it more difficult for HighPeak Energy to acquire properties, market crude oil or natural gas and secure trained personnel.”

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

Title to Properties

As is customary in the crude oil and natural gas industry, HighPeak Energy, as operator of the Company’s assets, initially conducts (at minimum) a cursory review of the title to properties in connection with acquisition of leasehold acreage. HighPeak Energy has also obtained title opinion coverage on a majority of the Company’s assets and has performed customary reviews of the title to substantially all of the Company’s assets. Additionally, at such time as HighPeak Energy determines to conduct drilling operations on those properties, HighPeak Energy will conduct a thorough title examination, will obtain division order title opinions, and will perform curative work with respect to any significant defects that may exist prior to: (i) commencement of drilling operations; and (ii) the initial disbursement of associated revenues. HighPeak Energy has obtained title opinions on substantially all its producing properties. The crude oil and natural gas properties within the Company’s assets are subject to customary royalty and other interests, liens for current taxes and other burdens which HighPeak Energy believes it does not materially interfere with the use of, or affect the carrying value of, the properties.

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

In addition to the regulation of natural gas pipeline transportation, the FERC has jurisdiction over the purchase or sale of natural gas or the purchase or sale of transportation services subject to the FERC’s jurisdiction pursuant to the Energy Policy Act of 2005. Under this law, it is unlawful for “any entity,” including producers such as us, that are otherwise not subject to the FERC’s jurisdiction under the Natural Gas Act of 1938 to use any deceptive or manipulative device or contrivance in connection with the purchase or sale of natural gas or the purchase or sale of transportation services subject to regulation by the FERC, in contravention of rules prescribed by the FERC. The FERC’s rules implementing this provision make it unlawful, in connection with the purchase or sale of natural gas subject to the jurisdiction of the FERC, or the purchase or sale of transportation services subject to the jurisdiction of the FERC, for any entity, directly or indirectly, to use or employ any device, scheme or artifice to defraud, to make any untrue statement of material fact or omit to make any such statement necessary to make the statements made not misleading or to engage in any act or practice that operates as a fraud or deceit upon any person. The Energy Policy Act of 2005 also gives the FERC authority to impose civil penalties for violations of the Natural Gas Act of 1938 and the Natural Gas Policy Act of 1978 up to $1,584,648 per day per violation (adjusted annually based on inflation) for 2025 soon to be adjusted for 2026. The anti-manipulation rule applies to activities of otherwise non-jurisdictional entities to the extent the activities are conducted “in connection with” natural gas sales, purchases or transportation subject to FERC jurisdiction, which includes the annual reporting requirements under Order 704 (defined below).

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

Rates of interstate liquids pipelines are currently regulated by the FERC primarily through an annual indexing methodology, under which pipelines increase or decrease their rates in accordance with an index adjustment specified by the FERC. In December 2020, the FERC concluded its five-year index review to establish the new inflationary adjustment for the five-year period commencing July 1, 2021, for liquid pipeline rates subject to indexing. In this review, the FERC considered changes to pipeline industry costs, including, among other things, the effects of the legislation known as the Tax Cuts and Jobs Act of 2017. The FERC issued an order on December 17, 2020 establishing an inflationary adjustment of Producer Price Index for Finished Goods (“PPI-FG”) plus 0.78% (PPI-FG+0.78%) for the five-year period commencing July 1, 2021 (the “December 2020 Order”). Numerous requests for rehearing were filed. On May 14, 2021, the FERC published the oil pricing index factor utilizing the inflationary adjustment factor established in the December 2020 Order, resulting in a negative percentage change of approximately 0.58% for the index year July 1, 2021 through June 30, 2022. On January 20, 2022, the FERC issued an order on rehearing in which it modified the methodology used to calculate the inflationary adjustment resulting in a revised inflationary adjustment for the five-year period commencing July 1, 2021, of PPI-FG minus 0.21% (PPI-FG-0.21%) (the “Rehearing Order”). As a result of the Rehearing Order, the index factor for the July 1, 2021 through June 30, 2022 index year provided for a negative percentage change of approximately 1.6%. The Rehearing Order was subsequently challenged and vacated by the D.C. Circuit in LEPA v. FERC, 109 F.4th 543 (D.C. Cir. 2024), reinstating the index level established by the December 2020 Order. On October 17, 2024, FERC issued a supplemental notice of proposed rulemaking in which FERC proposed to prospectively adopt the PPI-FG-0.21% index that was vacated by the D.C. Circuit and instituted a notice-and-comment process. On November 20, 2025, FERC withdrew the October 17, 2024 supplemental notice of proposed rulemaking and confirmed that the PPI-FG+0.78% index established in December 2020 will remain in place through June 30, 2026. On the same day, FERC approved limited relief for pipelines. Oil pipelines with index-based rates may recover applicable rate differences from March 1, 2022 to September 17, 2024 but only if such pipelines charged the maximum rate allowed under the applicable index ceiling during the relevant time period. Parties have since filed requests for clarification or rehearing to determine whether pipelines may recover rate differences in other scenarios.

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

In addition to the FERC’s regulations, we are required to observe anti-market manipulation laws with regard to our physical sales of energy commodities. In November 2009, the FTC issued regulations pursuant to the Energy Independence and Security Act of 2007 intended to prohibit market manipulation in the petroleum industry. Violators of the regulations face civil penalties of up to $1,510,803 per violation per day (adjusted annually based on inflation) for 2025 soon to be adjusted for 2026. In July 2010, Congress passed the Dodd-Frank Act, which incorporated an expansion of the authority of the Commodity Futures Trading Commission (“CFTC”) to prohibit market manipulation in the markets regulated by the CFTC. This authority, with respect to crude oil swaps and futures contracts, is similar to the anti-manipulation authority granted to the FTC with respect to crude oil purchases and sales. In July 2011, the CFTC issued final rules to implement its new anti-manipulation authority. The rules subject violators to a civil penalty of up to the greater of $1,487,712 (adjusted annually based on inflation) for 2025 soon to be adjusted for 2026 or triple the monetary gain to the person for each violation.

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

Water Discharges, Fluid Disposal and NORM

The Water Pollution Control Act, also known as the Clean Water Act (“CWA”) and comparable state laws impose restrictions and strict controls regarding the discharge of pollutants, including produced waters and other crude oil and natural gas wastes, into or near navigable waters. The discharge of pollutants into regulated waters is prohibited, except in accordance with the terms of a permit issued by the EPA or the state. The discharge of dredge and fill material in regulated waters, including wetlands, is also prohibited, unless authorized by a permit issued by the U.S. Army Corps of Engineers (the “Corps”). The scope of jurisdiction under the CWA has been subject to several rulemakings by the EPA in recent years and is subject to ongoing litigation. Most recently, in November 2025, the EPA and Corps published a rule to further update the definition of “waters of the United States”, guided by the U.S. Supreme Court’s decision in Sackett v. EPA. To the extent any action further changes the scope of the CWA’s jurisdiction, the Company could face increased costs and delays with respect to obtaining permits for dredge and fill activities in wetland areas. The timeliness associated with obtaining permits also has the potential to delay the development of crude oil and natural gas projects. These laws and any implementing regulations provide for administrative, civil and criminal penalties for any unauthorized discharges of crude oil and other substances in reportable quantities and may impose substantial potential liability for the costs of removal, remediation and damages.

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

In response to these concerns, some states, including Texas, have imposed additional requirements for the permitting of produced water disposal wells, such as volume and pressure limitations or seismicity thresholds for temporary cessations of activity. In December 2023, the Texas Railroad Commission (“TRRC”) issued a notice to suspend the permits of all deep disposal wells within the Northern Culberson-Reeves Seismic Response Area, and in May 2024, the TRRC released a seismicity response plan curtailing permitted injection volumes for certain wells in the Stanton Seismic Response Area. Most recently, in May 2025, the TRRC released updated guidance for disposal well permits in the Permian Basin that placed new limits on maximum injection pressure and volumes to ensure safety. The adoption and implementation of any new laws or regulations that restrict our operators’ ability to use hydraulic fracturing or dispose of produced water gathered from drilling and production activities by limiting volumes, disposal rates, disposal well locations or otherwise, or requiring them to shut down disposal wells, could have a material adverse effect on our business, financial condition and results of operations.

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

Air Emissions

The Clean Air Act (“CAA”) and comparable state laws restrict the emission of air pollutants from many sources (e.g., compressor stations), through the imposition of air emissions standards, construction and operating permitting programs and other compliance requirements. These laws and regulations may require the Company to obtain pre-approval for the construction or modification of certain projects or facilities expected to produce or significantly increase air emissions, obtain and strictly comply with stringent air permit requirements or utilize specific equipment or technologies to control emissions of certain pollutants. For example, in October 2015, the EPA lowered the National Ambient Air Quality Standard (“NAAQS”) for ozone from 75 to 70 parts per billion and completed attainment/non-attainment designations in July 2018. The EPA announced in December 2020 that it intended to leave ozone NAAQS unchanged at 70 parts per billion. In March 2025, the EPA announced a reconsideration of the ozone NAAQS. Reclassification of areas or imposition of more stringent standards may make it more difficult to construct new facilities or modify existing facilities in these newly designated non-attainment areas and result in increased expenditures for pollution control equipment, the costs of which could be significant.

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

Regulation of Greenhouse Gas Emissions

At the federal level, no comprehensive climate change legislation has been implemented to date. Under previous presidential administrations, the EPA adopted rules under authority of the CAA that, among other things, established prevention of significant deterioration (“PSD”) construction and Title V operating permit reviews for greenhouse gases (“GHG”) emissions from certain large stationary sources that are also potential major sources of certain principal, or criteria, pollutant emissions. In addition, the EPA also adopted rules requiring the monitoring and annual reporting of GHG emissions from certain petroleum and natural gas system sources in the U.S. later expanding such reporting requirements to all segments of the crude oil and natural gas industry, including gathering and boosting facilities as well as completions and workovers from hydraulically fractured crude oil wells. However, following the change in presidential administration, in February 2026, the EPA formally rescinded its “Endangerment Finding,” which provided the support underpinning the majority of the agency’s GHG-related regulations. At this time, it remains uncertain what impacts the rescission will have upon current regulations and whether any further actions will be taken by President Trump.

In recent years, federal agencies have begun directly regulating emissions of methane from crude oil and natural gas operations. For example, in December 2023, the EPA finalized a rule that established OOOOb as more stringent new source and OOOOc as first-time existing source standards of performance for methane and VOC emissions for the crude oil and natural gas source category. However, in March 2025, the EPA announced plans to reconsider OOOOb and OOOOc. Additionally, in November 2025, the EPA finalized an interim rule extending the compliance deadlines for certain provisions provided in OOOOb and OOOOc. Litigation challenging the EPA’s final interim rule remains pending.

In August 2022, the IRA 2022 was signed into law, which amends the CAA to establish the first-ever federal fee on methane emissions that exceed certain thresholds from sources required to report their GHG emissions to the EPA, including certain crude oil and natural gas operations. Subsequently, in November 2024, the EPA issued a final rule implementing the methane emissions charge, although in February 2025, Congress repealed the rule under the Congressional Review Act. Additionally, in the One Big Beautiful Bill Act, Congress delayed the implementation of the methane emissions charge until 2034. We cannot predict if the Trump administration and/or Congress may take further action with respect to the IRA or methane emissions charge, the future implementation of which is uncertain at this time.

Additionally, certain stakeholders currently invested in the fossil fuel sector but concerned about the potential effects of climate change, may elect in the future to shift some or all of their investments into non-fossil fuel energy related sectors. Any limitation of investments in and financing for fossil fuel energy companies could result in the restriction, delay or cancellation of drilling programs or development or production activities. Ultimately, this could make it more difficult for operators to secure funding for exploration and production activities. In October 2023, the State of California adopted several laws that require disclosure on various climate risks, targets, and metrics. However, these laws are currently subject to litigation. Several other states are considering similar climate-related disclosure requirements. Enhanced climate-related disclosure requirements could increase operating costs and lead to reputational or other harm with customers, regulators, or other stakeholders to the extent that our disclosures do not meet their own standards or expectations. Consequently, we are also exposed to increased litigation risks relating to alleged climate-related damages resulting from our operations, statements alleged to have been made by us or others in our industry regarding climate change risks, or in connecting with any future disclosures we may make regarding reported emissions, particularly given the inherent uncertainties and estimation required with respect to calculating and reporting GHG emissions. Finally, many scientists have concluded that increasing concentrations of GHG in the atmosphere may produce climate changes that have significant physical effects, such as increased frequency and severity of storms, droughts, floods and other climate events that could have an adverse effect on the Company’s operations. For more information, please see our risk factor titled “The operations of HighPeak Energy are subject to a variety of risks arising from climate change.”

Hydraulic Fracturing Activities

Hydraulic fracturing is an important and common practice that is used to stimulate production of crude oil and/or natural gas from dense subsurface rock formations. The hydraulic fracturing process involves the injection of water, proppants and chemicals under pressure into targeted subsurface formations to fracture the surrounding rock and stimulate production. Hydraulic fracturing is regularly used by operators of the Company’s assets. Hydraulic fracturing is typically regulated by state crude oil and natural gas commissions, but the EPA has asserted federal regulatory authority pursuant to the Safe Drinking Water Act (“SDWA”) over certain hydraulic fracturing activities involving the use of diesel fuels. The EPA has issued final regulations under the CAA establishing performance standards, including standards for the capture of air emissions released during hydraulic fracturing, and also finalized rules in June 2016 that prohibit the discharge of wastewater from hydraulic fracturing operations to publicly owned wastewater treatment plants.

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

Endangered Species Act and Migratory Birds

The Endangered Species Act (“ESA”) and (in some cases) comparable state laws were established to protect endangered and threatened species. Pursuant to the ESA, if a species is listed as threatened or endangered, restrictions may be imposed on activities adversely affecting that species’ habitat. The U.S. Fish and Wildlife Service (“FWS”) may designate critical habitat and suitable habitat areas that it believes are necessary for survival of a threatened or endangered species. A critical habitat or suitable habitat designation could result in further material restrictions to land use and may materially delay or prohibit land access for crude oil and natural gas development. Similar protections are offered to migratory birds under the Migratory Bird Treaty Act (“MBTA”). The federal government in the past has pursued enforcement actions against crude oil and natural gas companies under the MBTA after dead migratory birds were found near reserve pits associated with drilling activities. The identification or designation of previously unprotected species as threatened or endangered in areas where underlying property operations are conducted could cause increased costs arising from species protection measures or could result in limitations on development activities that could have an adverse impact on the ability to develop and produce reserves within the Company’s assets. For example, in May 2024, the dunes sagebrush lizard was listed as endangered under the ESA, although this decision has been challenged. And, in November 2022 the FWS listed two distinct population segments of the lesser prairie-chicken under the ESA, although in March 2025, in the U.S. District Court for the Western District of Texas vacated the rule for the northern distinct population segment. To the extent species or others are listed, the FWS and similar state agencies may designate critical or suitable habitat areas that they believe are necessary for the survival of threatened or endangered species. If a portion of the Company’s assets were to be designated as a critical or suitable habitat, it could adversely impact the value of the Company’s assets.

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

As of December 31, 2025, we employed fifty full-time employees dedicated to operating the Company’s assets. None of these employees are covered by collective bargaining agreements, and we consider our employee relations to be good.

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

Offices

The principal field office for HighPeak Energy is located at 24 Smith Rd, Suite 502, Midland, Texas 79705.

Board of Directors and Executive Officers

The following table sets forth information regarding the directors of our Board and certain executive officers:

Name	Age	Position
Michael Hollis	50	President, Chief Executive Officer and Director
Rodney L. Woodard	70	Chief Operating Officer
Steven W. Tholen	75	Chief Financial Officer
Daniel Silver	42	Executive Vice President and Director
William R. Hightower	43	Executive Vice President
Keith Forbes	63	Vice President and Chief Accounting Officer
Jason A. Edgeworth	41	Chairman of the Board
Jay M. Chernosky	66	Director
Keith A. Covington	62	Director
Sharon F. Fulgham	48	Director
Larry C. Oldham	72	Director

Michael L. Hollis has served as our Chief Executive Officer since November 2025 and President and as a member of our Board since August 2020. Prior to the HighPeak business combination, Mr. Hollis served as Pure’s President from December 2019 until August 2020. Prior to joining Pure, Mr. Hollis served as President and Chief Operating Officer (“COO”) of Diamondback Energy, Inc. (“Diamondback”) (Nasdaq: FANG), a Permian focused oil and gas producer, from January 2017 through September 2019, prior to which he served as COO since 2015 and Vice President of Drilling. From 2011 to 2019, Mr. Hollis also served on the board of directors for Diamondback and on the board of directors of Viper Energy Partners LP (Nasdaq: VNOM) from 2014 to 2019. Prior to his positions at Diamondback, Mr. Hollis was a Drilling Manager at Chesapeake Energy Corporation and also held roles of increasing responsibility in production, completions and drilling engineering at ConocoPhillips and Burlington Resources Inc. Mr. Hollis has over 25 years of oil and gas experience and graduated from Louisiana State University in 1998 with a Bachelor of Science in Chemical Engineering.

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

Daniel Silver has served as our Executive Vice President since November 2025, a member of the Board since September 2025, Vice President-Finance since August 2020 and previously served as our Vice President from our inception in October 2019 until August 2020. In addition to his finance role, he served as the head of the Human Resources and Information Technology departments. Mr. Silver was appointed as the Chief Executive Officer of HighPeak Energy Partners, LP and HighPeak Energy Partners II, LP (collectively, the “HighPeak Energy Partnerships”), each a private equity company, and HighPeak Energy Management LLC, a registered investment advisor, in September 2025. Prior to that appointment, he served as the Managing Director and Chief Compliance Officer of the HighPeak Energy Partnerships and HighPeak Energy Management since January 2014. Prior to his involvement in the formation of HighPeak Energy Partnerships and HighPeak Energy Management, he worked at Bluestem Energy Partners, LP (“Bluestem”), a limited partnership formed to acquire and produce oil and gas producing properties, as the lead financial analyst. Prior to Bluestem, he worked as a manager in the valuation and litigation department of Whitley Penn. Mr. Silver currently serves on the board of directors of the Association of Finance and Insurance Professionals, a nonprofit which provides training and certifications for finance and insurance professionals in the automotive and motor sports industries. He holds a B.B.A. summa cum laude from Mays Business School at Texas A&M University.

William R. Hightower has served as our Executive Vice President since November 2025, Vice President Business Development since August 2020. Mr. Hightower helped found the HighPeak Energy Partnerships and was also directly involved with Pure, the special purpose acquisition company that purchased the assets of the HighPeak Energy partnerships which led to the formation of the Company. Mr. Hightower has over 18 years of oil and gas industry experience, primarily in land acquisitions and business development. Prior to joining the Company, Mr. Hightower worked independently buying oil and gas leases, mineral and royalty interests, and non-operated working interests in several areas including the Haynesville Shale, Eagleford Shale, Delaware Basin, Midland Basin and the Eastern Shelf for his own account. In 2007, Mr. Hightower co-founded and was a managing partner of TEMA Fund, LP, a mineral and royalty acquisition fund focused on acquiring oil and gas interests in the East Texas Embayment area. In such capacity he was responsible for mineral and royalty acquisition efforts, financial evaluations, title due diligence, landowner negotiations, investor relations, mineral management of the Fund’s assets, and the Fund’s accounting and banking practices. Prior to TEMA, Mr. Hightower served as a Portfolio Operations Analyst for Highland Capital Management, LP, a leading credit and alternative investments hedge fund. Mr. Hightower graduated summa cum laude from Texas Tech University with a B.A. in Finance in 2005 and was recognized as the highest-ranking graduate in his class from Rawls College of Business.

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

Jason A. Edgeworth has served as Chairman of the Board since November 2025 on our Board since 2023 and as an Investment and Asset Manager for the John Paul DeJoria family office since 2020 with responsibility for diligence, execution and investor relations.

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

Currently, Mr. Chernosky serves as Lead Director on the board of directors of Colt Midstream LLC, a private gas gathering and processing company focused in the Fort Worth Basin of Texas since 2019. Mr. Chernosky also serves on the Board of Directors of the Memorial Empowerment Fund, an endowment for St. John the Divine church.

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

Keith A. Covington has served on our Board since August 2020 and is an active real estate investor specializing in residential properties in southern California for the past 30 years, serving as a General Partner for Magnolia Partners since 2002.

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

Sharon F. Fulgham has served on our Board since August 2020 and is currently a partner of the Fulgham Hampton Law Group since August 2017. Ms. Fulgham has also been associated with Carlisle Title since December 2016 and with Independence Title since 2023. Prior to working at Fulgham Law Firm, P.C., Ms. Fulgham was a partner at Kelly Hart & Hallman from January 2016 to November 2016 and an associate at Kelly Hart & Hallman from 2009 to 2016. During her legal career, Ms. Fulgham has represented numerous public and private companies in litigation matters including commercial and employment disputes. Specifically, she has extensive experience representing companies in the oil and gas sector, as well as experience in the title industry preparing title documents for real estate closings and instruction to brokers and realtors.

Ms. Fulgham has served the Fort Worth community extensively through the Junior League of Fort Worth, Inc. (the “Junior League”), a charitable nonprofit organization of women committed to promoting volunteerism, developing the potential of women and improving communities, both as a community volunteer and in leadership roles within the organization. She served as Vice President of Administration and was a member of the board of directors from 2015 to 2016. Ms. Fulgham is currently a sustaining member of the Junior League. Ms. Fulgham was also involved in the Young Men’s Service League from 2021 to 2025, a national nonprofit made up of mothers and their teenage sons who volunteer together to serve their local communities, and served on the board of directors for the local chapter from 2021 to 2024.

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

●

HighPeak Energy’s development projects and acquisitions will require substantial capital expenditures. HighPeak Energy may be unable to obtain required capital or financing on satisfactory terms, including as a result of increases in cost of capital resulting from Federal Reserve policies or otherwise, which could reduce its ability to access or increase production and reserves.

●

Restrictions in the Term Loan Credit Agreement, the Senior Credit Facility Agreement and any future debt agreements could limit HighPeak Energy’s growth and ability to engage in certain activities. A failure to comply with the obligations contained in such agreements governing our indebtedness could result in an event of default under such agreement, which could permit acceleration of the related debt, enforcement against any liens securing the related debt and acceleration of debt under other instruments that contain cross acceleration or cross default provisions. We may not have, or may not be able to obtain, sufficient funds to make any required accelerated payments.

●	Our existing and future indebtedness may adversely affect our cash flows and ability to operate our business, remain in compliance and repay our debt.
●	Our results of operations and cash flows vary significantly from year to year due to the cyclical nature of the crude oil and natural gas industry.
●

HighPeak Energy experiences periods of higher costs when commodity prices rise and inflation may adversely affect our operating results, which negatively impacts our profitability, cash flow and ability to complete development activities as planned. Continuing or worsening inflationary issues and associated changes in monetary policy, including tariffs, have resulted in and may result in additional increases to the cost of our goods, services and personnel, which in turn could cause our capital expenditures and operating costs to rise.

●

Volatility in the political, legal and regulatory environment as a result of the U.S. presidential administration and political instability or armed conflict in crude oil or natural gas producing regions, such as the ongoing war between Russia and Ukraine, conflicts in the Middle East, U.S. intervention in Venezuela and OPEC+ policy decisions could have a material adverse impact on our business, financial condition or future results.

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
●

Certain of the undeveloped leasehold acreage of HighPeak Energy’s assets is subject to leases that will expire over the next several years unless production is established on units containing the acreage or the leases are extended or renewed.

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

●

The unavailability or high cost of drilling rigs, equipment, supplies, personnel, frac crews and oilfield services due to commodity price volatility or supply constraints as a result of the war between Russia and Ukraine, conflicts in the Middle East, U.S. intervention in Venezuela, elevated interest rates and associated policies of the Federal Reserve could adversely affect HighPeak Energy’s ability to execute its development plans within its budget and on a timely basis and consequently could materially and adversely affect our cash flows and results of operations.

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

The prices HighPeak Energy receives for its crude oil, NGL and natural gas production heavily influence its revenue, profitability, access to capital, future rate of growth and the carrying value of its properties. The markets for crude oil and natural gas have been volatile historically, including periods of rapid and material decline in recent years, and are likely to remain volatile in the future.

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
●

domestic and global political and economic conditions, such as changes in U.S. energy policy, the ongoing war between Russia and Ukraine, conflicts in the Middle East, U.S. intervention in Venezuela, socio-political unrest and instability, terrorism or hostilities in or affecting other producing regions or countries, including the Middle East, Africa, South America and Russia;

●	the occurrence or threat of epidemic or pandemic diseases, or any government response to such occurrence or threat;
●	actions of OPEC, its members and other state-controlled crude oil companies relating to crude oil price and production controls;
●	the level of global exploration, development and production;
●	the level of global inventories;
●	prevailing prices, and expectations regarding future prices, on local price indexes in the areas in which HighPeak Energy operates;
●	the proximity, capacity, cost and availability of gathering and transportation facilities;
●	localized and global supply and demand fundamentals and transportation availability;
●	the cost of exploring for, developing, producing and transporting reserves;
●	weather conditions and natural disasters;
●	technological advances affecting energy consumption;
●	the price and availability of alternative fuels, including the potential acceleration of the development of alternative fuels;
●	expectations about future commodity prices; and
●	U.S. federal, state and local and non-U.S. governmental regulation and taxes.

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

Tariffs, the adoption and expansion of trade restrictions, the occurrence of a trade war, or other governmental action related to tariffs, trade agreements or related policies have the potential to adversely impact our supply chain and access to equipment, and our costs and ability to economically serve certain markets. Any such cost increases or decreases in availability could slow our growth and cause our financial results and operational metrics to suffer. There is current uncertainty about the future relationship between the United States and other countries with respect to trade policies, taxes, government regulations, and tariffs and we cannot predict whether, and to what extent, U.S. trade policies will change in the future, including as a result of changes by the U.S. presidential administration.

Reserve estimates depend on many assumptions that may turn out to be inaccurate. Any material inaccuracies in reserve estimates or underlying assumptions will materially affect the quantities and present value of reserves.

Numerous uncertainties are inherent in estimating quantities of crude oil and natural gas reserves. Our estimates of our SEC reserves are based upon average commodity prices over the prior 12 months, which may not reflect actual prices received for our production. For example, our reserve volumes and PV-10 as disclosed in this Annual Report are based on assumed commodity prices of $65.34 per Bbl of crude oil and NGL and $3.387 per MMBtu of natural gas as of December 31, 2025, which are somewhat higher for crude oil and lower for natural gas than the December 31, 2025 front-month forward pricing of $57.42 per Bbl of crude oil and $3.686 per Mcf of natural gas. Accordingly, you are cautioned not to place undue weight on our reserve volumes or PV-10 based on such pricing when evaluating our financial condition or an investment in our securities. The process of estimating crude oil and natural gas reserves is complex. It requires interpretations of available technical data and many assumptions, including assumptions relating to current and future economic conditions and commodity prices. Any significant inaccuracies in these interpretations or assumptions could materially affect the estimated quantities and present value of reserves. To prepare the reserve estimates included in this Annual Report, CG&A analyzed available geological, geophysical, production and engineering data and projected the production rates and timing of development expenditures. The extent, quality and reliability of this data can vary. The process also requires economic assumptions about matters such as crude oil and natural gas prices, drilling and operating expenses, capital expenditures, taxes and availability of funds.

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

HighPeak Energy’s development projects and acquisitions will require substantial capital expenditures. HighPeak Energy may be unable to obtain required capital or financing on satisfactory terms, including as a result of increases in the cost of capital resulting from Federal Reserve policies or otherwise, which could reduce its ability to access or increase production and reserves.

The crude oil and natural gas industry is capital-intensive. HighPeak Energy has evaluated multiple development scenarios under multiple potential commodity price assumptions. Under its current 2026 development program, HighPeak Energy would expect to incur approximately $255 to $285 million of capital expenditures for drilling, completion, facilities and equipping costs, field infrastructure and other costs, excluding acquisitions. The ability to make these capital expenditures will be highly dependent on the price of crude oil and available funding of HighPeak Energy. Commodity prices have fallen, with the calendar month average NYMEX WTI price of $57.87 per Bbl and last trading day NYMEX natural gas price of $4.424 per MMBtu for the month of December 2025. HighPeak Energy ran a one to two-rig, one frac crew program for the majority of 2025. HighPeak Energy expects to average one (1) drilling rig and one (1) frac crew during 2026 depending on certain market conditions. However, HighPeak Energy recognizes that commodity prices remain highly volatile and that its liquidity is limited, and as a result, there is no certainty that HighPeak Energy will operate a one (1) rig development program in the future.

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

HighPeak Energy’s financing needs may require it to alter or increase its capitalization substantially through the issuance of debt or equity securities or the sale of assets. The availability and cost of these capital sources is cyclical, and these capital sources may not remain available, or we may not be able to obtain financing at a reasonable cost in the future. For example, due to the high levels of inflation in the U.S., the Federal Reserve and other central banks increased interest rates multiple times in 2022 and 2023, and began decreasing rates with three rate cuts toward the end of 2024 followed by three rate cuts in 2025 and although the Federal Reserve has indicated that such decreases should continue in 2026, uncertainty remains as to when or if such elevated rates may be decreased further. Such increased interest rates have increased the cost of capital and may prevent us from being able to obtain debt financing at favorable rates, or at all, which would materially impact our operations. In addition, conditions in the global capital markets have been volatile due to the conflict in Ukraine, the Israel-Hamas conflict or otherwise, making terms for certain types of financing difficult to predict, and in certain cases, resulting in certain types of financing being unavailable. Further, the issuance of additional indebtedness would require that an additional portion of cash flow from operations be used for the payment of interest and principal on its indebtedness, thereby further reducing its ability to use cash flow from operations to fund working capital, capital expenditures and acquisitions. The issuance of additional equity securities would be dilutive to existing stockholders. The actual amount and timing of future capital expenditures may differ materially from estimates as a result of, among other things: commodity prices; actual drilling results; the availability of drilling rigs and other services and equipment; and regulatory, technological and competitive developments. A reduction in commodity prices from current levels may result in a decrease in actual capital expenditures, which would negatively impact HighPeak Energy’s ability to increase production.

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

●	restrictions on capital expenditures in certain circumstances under the Term Loan Credit Agreement or the Senior Credit Facility Agreement;
●	HighPeak Energy’s ability to obtain additional debt financing, including increases to the Term Loan Credit Agreement or the Senior Credit Facility Agreement;
●	the duration and scope of the ongoing war between Russia and Ukraine, conflicts in the Middle East and U.S. intervention in Venezuela;
●	HighPeak Energy’s ability to obtain storage capacity for the crude oil it produces;
●	restrictions in the instruments governing HighPeak Energy’s debt on HighPeak Energy’s ability to incur additional indebtedness; and
●	HighPeak Energy’s ability to access the public or private capital markets.

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

Restrictions in the Term Loan Credit Agreement, the Senior Credit Facility Agreement and any future debt agreements could limit HighPeak Energy’s growth and ability to engage in certain activities. A failure to comply with the obligations contained in such agreements governing our indebtedness could result in an event of default under such agreement, which could permit acceleration of the related debt, enforcement against any liens securing the related debt and acceleration of debt under other instruments that contain cross acceleration or cross default provisions. We may not have, or may not be able to obtain, sufficient funds to make any required accelerated payments.

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

HighPeak Energy’s ability to meet its expenses and its current and future debt obligations and comply with the covenants and restrictions contained therein will depend on its future performance, which will be affected by financial, business, economic, industry, regulatory and other factors, many of which are beyond HighPeak Energy’s control. If market or other economic conditions deteriorate, HighPeak Energy’s ability to comply with these covenants may be impaired. Effective as of December 30, 2025, in order to ensure continued compliance with the financial covenants under the Term Loan Credit Agreement and the Senior Credit Facility Agreement, the Company has entered into the Second Term Loan Amendment and the Third Facility Amendment whereby, among other things, (i) the Company will be required to maintain an asset coverage ratio of not less than 1.00 to 1.00 for the Fourth Quarter of 2025 and the First Quarter of 2026, representing a 0.25x decrease in the required ratio levels for such quarters, (ii) the Company will be required to maintain a total net leverage ratio of not greater than 2.50 to 1.00 for the Fourth Quarter of 2025 and the First Quarter of 2026, representing a 0.50x increase in the required ratio levels for such quarters, (iii) the Company’s hedging obligations will be increased requiring it to maintain hedging agreements with respect to 75% of its proved developed producing oil production for the period from April 1, 2026 to March 31, 2027 and 60% of its proved developed producing oil production for the period from April 1, 2027 to September 30, 2027, in each case as provided in the January 1, 2026 reserve report and (iv) the Company will be prohibited from making quarterly dividends on its common stock until September 30, 2026. For the Second Quarter of 2026 and quarterly periods ending thereafter, the required asset coverage ratio and total net leverage ratio levels will reset to the levels in effect for such quarters prior to these amendments. It is uncertain whether the Company will be able to comply with these covenants, in particular beginning in the Second Quarter of 2026 when the required asset coverage ratio and total net leverage ratio levels will reset to the prior more stringent levels. The Company has already taken steps to improve these ratios, including, but not limited to, suspending the payment of dividends and reducing capital expenditures, and in connection with any potential or anticipated covenant shortfalls, the Company may seek to take other action such as raising additional capital through debt or equity offerings, selling assets, reducing capital expenditures further, obtaining additional amendments or waivers from its lenders, or pursuing other strategic alternatives. There can be no assurance that any such measures will be available on acceptable terms, or at all, or that they will be sufficient to address any covenant compliance issues. Any failure of the Company to comply with its financial covenants would result in an event of default under the Term Loan Credit Agreement and Senior Credit Facility Agreement, entitling the lenders to accelerate amounts outstanding thereunder.

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

The Company had an aggregate maximum commitment amount and actual commitment amount of $100.0 million with respect to the Senior Credit Facility Agreement as of December 31, 2025. The Term Loan Credit Agreement also limits the amounts HighPeak Energy can borrow under the Senior Credit Facility Agreement to $100.0 million.

Our existing and future indebtedness may adversely affect our cash flows and ability to operate our business, remain in compliance and repay our debt.

As of December 31, 2025, we had $1.2 billion of total indebtedness, including $1.2 billion outstanding of our Term Loan Credit Agreement and no indebtedness outstanding under our Senior Credit Facility Agreement, and available capacity under our Senior Credit Facility Agreement of approximately $93.1 million. The entirety of our $1.2 billion of total indebtedness is maturing in 2028.

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

Elevated inflation rates throughout 2023 and 2024 and inflationary pressures have resulted in and may continue to result in additional increases to the costs of our oilfield goods, services and personnel, which would in turn cause our capital expenditures and operating costs to rise. Due to the high levels of inflation in the U.S., the Federal Reserve and other central banks increased interest rates multiple times in 2022 and 2023, and began decreasing rates with three rate cuts toward the end of 2024 followed by three rates cuts in 2025. Although the Federal Reserve has paused rate cuts beginning in 2026, uncertainty remains as to when or if such elevated rates may be decreased further. To the extent rates remain high, this could have the effects of raising the cost of capital and depressing economic growth, either of which—or the combination thereof—could hurt the financial and operating results of our business. To the extent elevated inflation remains, we may experience further cost increases for our operations, including oilfield services, labor costs and equipment if our drilling activity increases.

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

Volatility in the political, legal and regulatory environments as a result of the U.S. presidential administration and political instability or armed conflict in crude oil or natural gas producing regions, such as the ongoing war between Russia and Ukraine, conflicts in the Middle East, U.S. intervention in Venezuela and OPEC+ policy decisions could have a material adverse impact on our business, financial condition or future results.

Our business, financial condition and future results are subject to political and economic risks and uncertainties, including volatility in the political, legal and regulatory environments as a result of the U.S. presidential administration and instability resulting from civil unrest, political demonstrations, mass strikes or armed conflict or other crises in crude oil or natural gas producing areas such as the ongoing war between Russia and Ukraine, conflicts in the Middle East and U.S. intervention in Venezuela.

The United States and other countries and certain international organizations have imposed broad-ranging and severe economic sanctions on Russia and certain Russian individuals, banking entities and corporations as a response, and additional sanctions may be imposed in the future. This conflict and the resulting sanctions and concerns regarding global energy security have contributed to increases and volatility in the prices for crude oil and natural gas. The length, impact, and outcome of the ongoing war between Russia and Ukraine is highly unpredictable, and such events or any further hostilities in Ukraine or elsewhere could severely impact the world economy and may adversely affect our financial condition. Furthermore, conflicts in the Middle East may result in heightened geopolitical risks for crude oil and natural gas markets, given the significant share of global oil supply in the Middle East. While the Company does not have operations overseas, these conflicts elevate the likelihood of supply chain disruptions, heightened volatility in crude oil and natural gas prices and negative effects on our ability to raise additional capital when required and could have a material adverse impact on our business, financial condition or future results.

Currently, it is believed that many OPEC+ countries will be unable to increase their production levels or even produce at expected levels due to their lack of capital investments in developing incremental crude oil supplies over the past few years. In the first quarter of 2026, OPEC+ agreed to slight production increases to help mitigate the impact on crude oil prices of disrupted shipments in the Middle East, after pausing production increases due to a slowdown in global demand and rising output surrounding the global economic and crude oil market outlooks. Furthermore, sanctions and import bans on Russian crude oil have been implemented by various countries in response to the war in Ukraine, further impacting global crude oil supply. Still, crude oil and natural gas prices have declined from the highs experienced in second quarter of 2022 and could decrease or increase with any changes in demand due to, among other things, uncertainty and volatility from global supply chain disruptions attributable to the pandemic, the ongoing conflict in Ukraine, the Israel-Hamas conflict, U.S. intervention in Venezuela, international sanctions, speculation as to future actions by OPEC+, increasing inflation and government efforts to reduce inflation, and possible changes in the overall health of the global economy, including a prolonged recession. Further, the volatility in crude oil and natural gas prices could accelerate a transition away from fossil fuels, resulting in reduced demand over the longer term. To what extent these and other external factors (such as government action with respect to climate change regulation) ultimately impact our future business, liquidity, financial condition, and results of operations is highly uncertain and dependent on numerous factors, including future developments, which are not within our control and cannot be accurately predicted.

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

During 2020, a reduction in global demand, coupled with the actions of foreign crude oil producers such as Saudi Arabia and Russia, materially decreased global crude oil prices and generated a surplus of crude oil. This significant surplus created a saturation of storage and caused imminent crude storage constraints, which led to, and in the future may further lead to the shut-in of production of our wells due to the lack of sufficient markets or the lack of availability and capacity of processing, gathering, storing and transportation systems. Additionally, several state crude oil and natural gas authorities, including the TRRC, implemented or considered implementing crude oil and natural gas production limits in an effort to stabilize declining commodity prices. To the extent adopted, such production limits could not only reduce our revenue, but also, if wells are required to be shut-in for extended periods of time due to such production limits, result in expenditures related to well plugging and abandonment. Cost increases necessary to bring wells back online may be significant enough that such wells would become uneconomic at low commodity price levels, which may lead to decreases in HighPeak Energy’s proved reserve estimates and potential impairments and associated charges to its earnings. As of December 31, 2025, HighPeak Energy was running a two-rig program and expects to average one (1) drilling rig and one (1) frac crew during 2026 under our current development plan depending on certain market conditions. HighPeak Energy will continue to monitor the extent by which prices continue to increase and/or stabilize as we execute our capital expenditure program. Any shut-in or curtailment of the crude oil, NGL and natural gas produced from HighPeak Energy’s fields could adversely affect its financial condition and results of operations.

Certain of the undeveloped leasehold acreage of HighPeak Energy’s assets is subject to leases that will expire over the next several years unless production is established on units containing the acreage or the leases are extended or renewed.

As of December 31, 2025, approximately 72% of HighPeak Energy’s acreage was held by production. Generally, the leases for net acreage not held by production will expire at the end of their primary term unless production is established in paying quantities under the units containing these leases or the leases are extended or renewed. From 2026 through 2028, approximately 49%, 43% and 4%, respectively, of the net undeveloped acreage associated with the leases are set to expire. In particular, if the Company is unable to comply with the financial covenants under its Term Loan Credit Agreement and Senior Credit Facility Agreement and is required to reduce its capital expenditures as a result, it may be unable to pursue the drilling and development activities necessary to maintain these leases, which could result in the loss of a significant portion of its undeveloped acreage, including the proved undeveloped reserves associated therewith. If the leases expire and HighPeak Energy is unable to extend or renew the leases, HighPeak Energy will lose its right to develop the related properties. Although HighPeak Energy intends to hold substantially all these leases through its development drilling program or extend substantially all the net acreage associated with identified drilling locations through a combination of exploratory and development drilling, a portion of such leases may be extended or renewed. Additionally, any payments related to such extensions or renewals may be more than anticipated. Please see “Items 1 and 2: Business and Properties—Reserve Data—Undeveloped Acreage Expirations” for more information regarding acreage expirations and our plans for extending our acreage. HighPeak Energy’s ability to drill and develop its acreage and establish production to maintain its leases depends on a number of uncertainties, including crude oil, NGL and natural gas prices, the availability and cost of capital, drilling and production costs, availability of drilling services and equipment, drilling results, lease expirations, gathering system and pipeline transportation constraints, access to and availability of water sourcing, frac sand and distribution systems, regulatory approvals and other factors.

Certain factors could require HighPeak Energy to write-down the carrying values of its crude oil and natural gas properties, including commodity prices decreasing to a level such that future undiscounted cash flows from its properties are less than their carrying value.

Accounting rules require that HighPeak Energy periodically review the carrying value of its properties for possible impairment, whenever changes in events or circumstances indicate that the carrying value of its properties may not be recoverable. If there is an indication the carrying value of the assets may not be recovered, an impairment loss is recognized if the sum of the expected future cash flows is less than the carrying amount of the assets. Based on prevailing commodity prices and specific market factors and circumstances at the time of prospective impairment reviews, and the continuing evaluation of development plans, production data, economics and other factors, HighPeak Energy may be required to write-down the carrying value of its properties. A write-down constitutes a non-cash impairment charge to earnings. Historically, crude oil, NGL and natural gas prices have been volatile. For example, during the period from January 1, 2021 through December 31, 2025, the calendar month average NYMEX WTI crude oil price per Bbl ranged from a low of $52.10 to a high of $114.34, and the last trading day NYMEX natural gas price per MMBtu ranged from a low of $1.58 to a high of $9.35.

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

Further, many factors may curtail, delay or cancel scheduled drilling operations, including:

●	delays imposed by, or resulting from, compliance with regulatory requirements, limitations on wastewater disposal, emission of GHGs and hydraulic fracturing;
●	pressure or irregularities in geological formations;
●	shortages of or delays in obtaining equipment and qualified personnel or in obtaining water for hydraulic fracturing activities;
●	equipment failures, accidents or other unexpected operational events;
●	lack of available gathering facilities or delays in construction of gathering facilities;
●	lack of available capacity on interconnecting transmission pipelines;
●	lack of availability of water and electricity;
●	adverse weather conditions;
●	issues related to compliance with environmental regulations;
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

In September 2024, the Company entered into an amended and restated crude oil marketing contract with Delek as the purchaser and DKL Permian Gathering, LLC (“DKL”) as the gatherer and transporter. The contract includes the Company’s current and future crude oil production from the majority of its horizontal wells in Flat Top and Signal Peak where DKL is continually constructing a crude oil gathering system and custody transfer meters to most of the Company’s central tank batteries. The contract contains a minimum volume commitment commencing May 2024 that totals $138.7 million based on the gross piped barrels delivered of 23,500 Bopd for the first ten years of the contract at a certain amount per barrel escalating throughout the term of the contract. However, the Company generally has the ability under the contract to cumulatively bank dollars based on excess volumes delivered to offset the minimum volume commitment. For the period from May 1, 2024 to December 31, 2025, the Company has delivered approximately 31,594 Bopd under the contract. The remaining monetary commitment as of December 31, 2025, if the Company never delivers any additional volumes under the agreement, is approximately $115.9 million.

If HighPeak Energy has insufficient production to meet the minimum volume commitments under this agreement, HighPeak Energy’s cash flow from operations will be reduced, which may require HighPeak Energy to reduce or delay its planned investments and capital expenditures, or seek alternative means of financing, all of which may have a material adverse effect on HighPeak Energy’s results of operation.

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

The CFTC has finalized rules that place limits on positions in certain core futures and equivalent swaps contracts for, or linked to, certain physical commodities, subject to exceptions for certain bona fide hedging transactions. We currently do not expect such rules will have a material impact on us. The CFTC has also adopted a final rule regarding aggregation of positions, under which a party that controls the trading of, or owns 10% or more of the equity interests in, another party will have to aggregate the positions of the controlled or owned party with its own positions for purposes of determining compliance with position limits unless an exemption applies. The CFTC’s aggregation rules are now in effect, though CFTC staff have granted relief from various conditions and requirements in the final aggregation rules until the effective date of any codifying rulemaking. With the implementation of the final aggregation rules and upon the effectiveness of the final CFTC position limits rule, our ability to execute our hedging strategies described above could be limited.

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

Standardized measure is a reporting convention that provides a common basis for comparing crude oil and natural gas companies subject to the rules and regulations of the SEC. Standardized measure requires historical twelve-month pricing as required by the SEC as well as operating and development costs prevailing as of the date of computation. For example, our reserve volumes and PV-10 as disclosed in this Annual Report are based on assumed commodity prices of $65.34 per Bbl of crude oil and NGL and $3.387 per MMBtu of natural gas as of December 31, 2025, which are higher for crude oil and lower for natural gas than December 31, 2025 front-month forward pricing of $57.42 per Bbl of crude oil and $3.686 per Mcf of natural gas. Consequently, it may not reflect the prices ordinarily received or that will be received for crude oil and natural gas production because of varying market conditions, nor may it reflect the actual costs that will be required to produce or develop the crude oil and natural gas properties. As a result, estimates included in this Annual Report of future net cash flow may be materially different from the future net cash flows that are ultimately received. Therefore, the standardized measure of estimated reserves included in this Annual Report should not be construed as an accurate estimate of the current fair value of such proved reserves. Accordingly, you are cautioned not to place undue weight on our reserve volumes or PV-10 based on such pricing when evaluating our financial condition or an investment in our securities.

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

As of December 31, 2025, the Company’s assets contained 77,764 MBoe of proved undeveloped reserves, or PUDs, consisting of 59,106 MBbls of crude oil, 9,503 MBbls of NGL and 54,928 MMcf of natural gas. Development of these proved undeveloped reserves may take longer and require higher levels of capital expenditures than anticipated. Estimated future development costs relating to the development of such PUDs at December 31, 2025 are approximately $1.3 billion over the next five (5) years. HighPeak Energy’s ability to fund these expenditures is subject to several risks. See “—HighPeak Energy’s development projects and acquisitions will require substantial capital expenditures. HighPeak Energy may be unable to obtain required capital or financing on satisfactory terms, which could reduce its ability to access or increase production and reserves.” Delays in the development of reserves, increases in costs to drill and develop such reserves or decreases in commodity prices will reduce the value of the estimated PUDs and future net revenues estimated for such reserves and may result in some projects becoming uneconomic. In addition, delays in the development of reserves could cause HighPeak Energy to have to reclassify PUDs as unproved reserves. Furthermore, there is no certainty that HighPeak Energy will be able to convert PUDs to developed reserves or that undeveloped reserves will be economically viable or technically feasible to produce.

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

HighPeak Energy expects to sell its production to a relatively small number of customers, as is customary in the crude oil and natural gas business. For the years ended December 31, 2025, 2024 and 2023, there were two purchasers that accounted for approximately 90%, 94% and 96% of our revenue, respectively (one at approximately 82%, 76% and 82%, respectively, and one at approximately 8%, 18% and 14%, respectively). No other purchaser accounted for 10% or more of such revenues during such period. The loss of any such greater than 10% purchaser could adversely affect HighPeak Energy’s revenues in the short term. See the section entitled “Items 1 and 2: Business and Properties—Operations—Marketing and Customers” for additional information. HighPeak Energy expects to depend upon these or other significant purchasers for the sale of most of its crude oil and natural gas production. HighPeak Energy cannot ensure that it will continue to have ready access to suitable markets for its future crude oil and natural gas production.

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

For example, HighPeak Energy may incur significant costs and liabilities as a result of environmental requirements applicable to the operation of its wells, gathering systems and other facilities. These costs and liabilities could arise under a wide range of federal, state and local environmental laws and regulations, including the following federal laws and their state counterparts, as amended from time to time, among others:

●	the CAA, which restricts the emission of air pollutants from many sources, imposes various pre-construction, monitoring and reporting requirements;
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

HighPeak Energy may incur increased attention to ESG matters that may impact its business.

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

Moreover, while we may create and publish mandatory or voluntary disclosures regarding ESG matters from time to time, certain statements in those disclosures may be based on expectations and assumptions or hypothetical scenarios that may or may not be representative of current or actual risks or events or forecasts of expected risks or events, including the costs associated therewith. Such expectations and assumptions are necessarily uncertain and may be prone to error or subject to misinterpretation given the long timelines involved and the lack of an established approach to identifying, measuring and reporting on many ESG matters. We may also announce participation in, or certification under, various third-party ESG frameworks in an attempt to improve our ESG profile, but such participation or certification may be costly and may not achieve the desired results. Additionally, while we may announce various ESG targets, such targets are often aspirational. We may not be able to meet such targets in the manner or on such a timeline as initially contemplated, including but not limited to as a result of unforeseen costs or technical difficulties associated with achieving such results. To the extent we meet such targets, it may be achieved through various contractual arrangements, including the purchase of various credits or offsets that may be deemed to mitigate our ESG impact instead of actual changes in our business operations. Some of these arrangements may receive scrutiny from certain constituencies. Also, despite these aspirational goals and any other actions taken, we may receive pressure from investors, lenders, or other groups to adopt more aggressive climate or other ESG-related goals, but we cannot guarantee that we will be able to pursue, implement or make progress against such goals because of potential costs or technical, inaccurate assumptions or operational obstacles.

Certain statements or initiatives with respect to ESG matters that we may pursue or assert are increasingly subject to heightened scrutiny from the public and governmental authorities, as well as other parties. For example, the SEC and various state agencies have taken enforcement action against companies for ESG-related misconduct, including alleged “greenwashing,” (i.e., the process of conveying misleading information or making false claims that overstate potential ESG benefits). Such regulators, as well as non-governmental organizations and other private actors, have filed lawsuits under various securities and consumer protection laws alleging that certain ESG statements, goals or standards were misleading, false or otherwise deceptive. Certain employment or business initiatives are the subject of scrutiny by both those calling for the continued advancement of such policies, as well as those who believe they should be curbed, including government actors, and the complex regulatory and legal frameworks applicable to such initiatives continue to evolve. More recent political developments could mean that the Company faces increasing criticism or litigation risks from certain “anti-ESG” parties, including various government agencies. Such sentiment may focus on the Company’s environmental or social commitments (such as reducing GHG emissions) or its pursuit of certain employment or business practices or social initiatives that are alleged to be political or polarizing in nature or are alleged to violate laws based, in part, on changing priorities of, or interpretations by, federal agencies or state governments. Consideration of ESG-related factors in the Company’s decision-making could be subject to increasing scrutiny and objection from such anti-ESG parties. As a result, the Company may be subject to pressure in the media or through other means, such as governmental investigations, enforcement actions, or other proceedings, all of which could adversely affect our reputation, business, financial performance, market access and growth. Accordingly, there may be increased costs related to reviewing, implementing and managing such policies, as well as compliance and litigation risks based both on positions we do or do not take, or work we do or do not perform.

In addition, organizations that provided information and ratings to investors on ESG and related matters have developed processes for evaluating business entities on their approach to ESG matters. Currently, there are no universal standards for such scores or ratings, but the importance of sustainability evaluations has become more broadly accepted by investors and shareholders. Such assessments are used by some investors to inform their investment and voting decisions. Additionally, certain investors use these assessments to benchmark businesses against their peers and if a business entity is perceived as lagging, these investors may engage with such entities to require improved ESG disclosure or performance. Moreover, certain members of the broader investment community may consider a business entity’s sustainability score as a reputational or other factor in making an investment decision. Consequently, a low sustainability score could result in exclusion of HighPeak Energy’s stock from consideration by certain investment funds, restrictions on our ability to obtain insurance, and engagement by investors seeking to improve such assessments and a negative perception of HighPeak Energy’s operation by certain investors. Additionally, to the extent ESG matters negatively impact our reputation, we may not be able to compete as effectively to recruit or retain employees, which may adversely affect our operations. ESG matters may also impact our suppliers and customers, which may ultimately have adverse impacts on our operations.

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

Properties that HighPeak Energy decides to drill that do not yield crude oil or natural gas in commercially viable quantities will adversely affect its results of operations and financial condition. There is no way to predict in advance of drilling and testing whether any particular prospect will yield crude oil or natural gas in sufficient quantities to recover drilling or completion costs or to be economically viable. The use of micro-seismic data and other technologies and the study of producing fields in the same area will not enable HighPeak Energy to know conclusively prior to drilling whether crude oil or natural gas will be present or, if present, whether crude oil or natural gas will be present in commercial quantities. HighPeak Energy cannot assure you that the analogies drawn from available data from other wells, more fully explored prospects or producing fields will be applicable to its drilling prospects. Further, HighPeak Energy’s drilling operations may be curtailed, delayed or cancelled as a result of numerous factors, including:

●	unexpected drilling conditions;
●	title issues;
●	pressure or lost circulation in formations;
●	equipment failures or accidents;
●	adverse weather conditions;
●	compliance with, or changes in, environmental and other governmental or contractual requirements; and
●	increases in the cost of, and shortages or delays in the availability of, electricity, supplies, materials, drilling or workover rigs, equipment and services.

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

The unavailability or high cost of drilling rigs, equipment, supplies, personnel, frac crews and oilfield services due to commodity price volatility or supply constraints as a result of the conflict in Ukraine and the Middle East and U.S. intervention in Venezuela, elevated interest rates and associated policies of the Federal Reserve could adversely affect HighPeak Energy’s ability to execute its development plans within its budget and on a timely basis and consequently could materially and adversely affect our cash flows and results of operations.

The demand for drilling rigs, pipe and other equipment and supplies, as well as for qualified and experienced field personnel to drill wells and conduct field operations, geologists, geophysicists, engineers and other professionals in the crude oil and natural gas industry, can fluctuate significantly, often in correlation with crude oil, NGL and natural gas prices, causing periodic shortages of equipment, supplies and needed personnel. The current U.S. presidential administration has signaled it will encourage increased domestic exploration and production activity, which could lead to a reduction in crude oil, NGL and natural gas prices. Additionally, supply constraints due to the conflict in Ukraine and the Middle East and U.S. intervention in Venezuela, elevated interest rates and associated policies of the Federal Reserve has increased the cost of oilfield services. HighPeak Energy’s operations are concentrated in areas in which oilfield activity levels have previously increased rapidly. If that were to happen again, demand for drilling rigs, equipment, supplies and personnel may increase the costs for these services. Access to transportation, processing and refining facilities in these areas may become constrained resulting in higher costs and reduced access for those items. Historically, crude oil, NGL and natural gas prices have been volatile. For example, during the period from January 1, 2021 through December 31, 2025, the calendar month average NYMEX WTI crude oil price per Bbl ranged from a low of $52.10 to a high of $114.34, and the last trading day NYMEX natural gas price per MMBtu ranged from a low of $1.58 to a high of $9.35. To the extent commodity prices improve in the future, the demand for and prices of these goods and services are likely to increase and HighPeak Energy could encounter delays in or an inability to secure the personnel, equipment, power, services, resources and facilities access necessary for it to resume or increase HighPeak Energy’s development activities, which could result in production volumes being below its forecasted volumes. In addition, any such negative effect on production volumes, or significant increases in costs, could have a material adverse effect on cash flow and profitability. Furthermore, if it is unable to secure a sufficient number of drilling rigs at reasonable costs, HighPeak Energy may not be able to drill all its acreage before its leases expire.

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

Under the Energy Policy Act of 2005, FERC has civil penalty authority under the Natural Gas Act of 1938 to impose penalties for current violations of up to $1,584,648 per day for each violation (annually adjusted for inflation) for 2025 soon to be adjusted for 2026 and disgorgement of profits associated with any violation. While our operators’ operations have not been regulated by the FERC as a natural gas company under this law, the FERC has adopted regulations that may subject certain of our operators’ otherwise non-FERC jurisdictional facilities to the FERC annual reporting requirements. Our operators also must comply with the anti-market manipulation rules enforced by the FERC. Additional rules and legislation pertaining to those and other matters may be considered or adopted by the FERC from time to time. Additionally, the FTC has regulations intended to prohibit market manipulation in the petroleum industry with authority to fine violators of the regulations civil penalties of up to $1,510,803 per day (annually adjusted for inflation) for 2025 soon to be adjusted for 2026 and the CFTC prohibits market manipulation in the markets regulated by the CFTC, including similar anti-manipulation authority with respect to crude oil swaps and futures contracts as that granted to the CFTC with respect to crude oil purchases and sales. The CFTC rules subject violators to a civil penalty of up to the greater of $1,487,712 per day (annually adjusted for inflation) for 2025 soon to be adjusted for 2026 or triple the monetary gain to the person for each violation. Failure to comply with those regulations in the future could subject our operators to civil penalty liability, as described in “Items 1 and 2: Business and Properties—Regulation of the Crude Oil and Natural Gas Industry.”

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

In the United States, no comprehensive climate change legislation has been implemented. Under previous presidential administrations, the EPA adopted rules that, among other things, established construction and operating permit reviews for GHG emissions from certain large stationary sources, required the monitoring and annual reporting of GHG emissions from certain petroleum and natural gas system sources in the United States, and together with the DOT, implemented GHG emissions limits on vehicles manufactured for operation in the United States. However, following the change in presidential administration, in February 2026, the EPA formally rescinded its “Endangerment Finding”, which provided the support underpinning the majority of the agency’s GHG-related regulations. At this time, it remains uncertain what impacts the rescission will have upon current regulations and whether any further actions will be taken by President Trump. For more information, see the section entitled “Items 1 and 2. Business and Properties—Regulation of Environmental and Occupational Safety and Health Matters— Regulation of Greenhouse Gas Emissions.” Separately, various states and groups of states have adopted or are considering adopting legislation, regulations or other regulatory initiatives that are focused on such areas as GHG cap and trade programs, carbon taxes, reporting and tracking programs, and restriction of emissions.

Governmental, scientific and public concern over the threat of climate change arising from GHG emissions has resulted in increasing political risks in the United States. Litigation risks are also increasing, as a number of entities have sought to bring suit against crude oil and natural gas companies in state or federal court, alleging, among other things, that such companies created public nuisances by producing fuels that contributed to climate change or that such companies have been aware of the adverse effects of climate change for some time but defrauded their investors or customers by failing to adequately disclose those impacts.

There have also recently been increasing financial risks for fossil fuel producers as certain shareholders currently invested in fossil-fuel energy companies concerned about the potential effects of climate change may elect in the future to shift some or all their investments into other sectors. Institutional lenders who provide financing to fossil-fuel energy companies also have become more attentive to sustainable lending practices and some of them may elect not to provide funding for fossil fuel energy companies or seek to require more aggressive action with respect to climate-related risks, although this trend has been declining. For more information, see the section entitled “Items 1 and 2. Business and Properties—Regulation of Environmental and Occupational Safety and Health Matters— Regulation of Greenhouse Gas Emissions.”

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

In addition, a number of lawsuits have been filed in some states, including Texas, alleging that disposal well operations have caused damage to neighboring properties or otherwise violated state and federal rules regulating waste disposal. In response to these concerns, regulators in some states have imposed additional requirements, including requirements in the permitting of produced water disposal wells or otherwise to assess the relationship between seismicity and the use of such wells. For example, Texas has imposed certain limits on the permitting or operation of disposal wells in areas with increased instances of induced seismic events. In some instances, regulators may also order that disposal wells be shut-in. For example, in December 2023, the TRRC issued a notice to suspend the permits of all deep disposal wells within the Northern Culberson-Reeves Seismic Response Area and in May 2024, the TRRC released a seismicity response plan curtailing permitted injection volumes for certain wells in the Stanton Seismic Response Area. Most recently, in May 2025, the TRRC released updated guidance for disposal well permits in the Permian Basin that placed new limits on maximum injection pressure and volumes to ensure safety.

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

We have experienced recent changes to our senior management team, including the September 2025 departure of our Chief Executive Officer and Chairman of our Board of Directors, Jack Hightower. Our President, Michael Hollis, was named Interim Chief Executive Officer upon Mr. Hightower’s retirement and resignation, and on November 4, 2025, the Board named Michael Hollis as the Company’s President and Chief Executive Officer. Changes in our senior management and uncertainty regarding any future changes may disrupt our operations, impact customer and partner relationships, and impair our ability to recruit and retain other needed personnel. Any such disruption or impairment could have an adverse effect on our business.

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

Crude oil and natural gas operations in HighPeak Energy’s operating areas may be adversely affected by seasonal or permanent restrictions on drilling activities designed to protect various wildlife. Such restrictions may limit HighPeak Energy’s ability to operate in protected areas and can intensify competition for drilling rigs, oilfield equipment, services, supplies and qualified personnel, which may lead to periodic shortages when drilling is allowed. These constraints and the resulting shortages or high costs could delay HighPeak Energy’s operations or materially increase its operating and capital costs. Permanent restrictions imposed to protect threatened or endangered species, other protected species (such as migratory birds), or their habitat could prohibit drilling in certain areas or require the implementation of expensive mitigation measures. The designation of previously unprotected species in areas where HighPeak Energy operates as threatened or endangered could cause it to incur increased costs arising from species protection measures or could result in limitations on its activities that could have a material and adverse impact on its ability to develop and produce reserves. For example, in May 2024, the dunes sagebrush lizard was listed, although this decision has been challenged. And, in November 2022, the FWS listed two distinct population segments of the lesser prairie-chicken under the ESA, although in March 2025, the U.S. District Court for the Western District of Texas vacated the rule for the northern distinct population segment. If these species or others are listed, the FWS and similar state agencies may designate critical or suitable habitat areas that they believe are necessary for the survival of threatened or endangered species. Such a designation could materially restrict use of or access to federal, state and private lands. To the extent species are listed under the ESA or similar state laws, or previously unprotected species are designated as threatened or endangered in areas where our properties are located, operations on those properties could incur increased costs arising from species protection measures and face delays or limitations with respect to production activities thereon. For more information, see the section entitled “Items 1 and 2. Business and Properties—Regulation of Environmental and Occupational Safety and Health Matters— Endangered Species Act and Migratory Birds.”

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

HighPeak Energy has suspended the payment of dividends on our common stock and may not resume paying dividends in the future.

Beginning in the first quarter of 2026, we suspended the payment of quarterly dividends on our common stock. There can be no assurance that we will resume paying dividends, and any decision to resume paying dividends will be solely within the discretion of, and subject to approval by, our Board of Directors. Our Board of Directors may elect to declare cash dividends on our common stock, subject to our compliance with applicable law and the Credit Agreements. The decision to pay any future dividends is solely within the discretion of, and subject to approval by, our Board of Directors, and we have no obligation to pay any dividends at any time. Our Board of Director's determination with respect to any such dividends, including the record date, the payment date and the actual amount of the dividend, will depend upon our profitability and financial condition, contractual restrictions, restrictions imposed by applicable law and other factors that the Board of Directors deems relevant at the time of such determination. We may determine not to resume paying dividends, or to pay dividends at reduced levels, depending on prevailing market conditions, our financial performance and liquidity needs, and other considerations.

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

Factors affecting the trading price of our securities may include:

●	actual or anticipated fluctuations in our financial results or the financial results of companies perceived to be similar to us;
●	changes in the market’s expectations about our operating results;
●	success or failure of our competitors;
●	our operating results failing to meet the expectation of securities analysts or investors in a particular period;
●	changes in financial estimates and recommendations by securities analysts concerning us or the market in general;
●	operating and stock price performance of other companies that investors deem comparable to us;
●	changes in laws and regulations affecting our business;
●	commencement of, or involvement in, litigation involving us;
●	changes in our capital structure, such as future issuances of securities or the incurrence of additional debt;
●	the volume of shares of HighPeak Energy common stock available for public sale;
●	any major change in our Board or management;

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

The Principal Stockholder Group has significant influence over HighPeak Energy. We are currently a “controlled company” within the meaning of Nasdaq rules and qualify for exemptions from certain corporate governance requirements. As a result, stockholders do not have the same protections afforded to stockholders of companies that are not exempt from such corporate governance requirements. If one or both of the HighPeak Funds are dissolved and their shares distributed, it is possible that we will cease to be a controlled company. There can be no assurance as to when either or both of those distributions will take place, if at all. However, if one or both of those distributions do take place, over a majority of our shares will still be held by a combination of the HighPeak Funds, the John Paul DeJoria Family Trust and the John Paul DeJoria Dynasty Trust. The HighPeak Funds have and, following one or both of the HighPeak Funds Distributions, the John Paul DeJoria Family Trust and John Paul DeJoria Dynasty Trust, will have significant influence over us.

The Principal Stockholder Group owns approximately 64% of our common stock as of December 31, 2025. Therefore, HighPeak Energy is a controlled company within the meaning of Nasdaq corporate governance standards. Following Mr. Jack Hightower’s retirement, the HighPeak Funds are managed by a committee comprised of Mr. Hollis, Daniel Silver and William R. Hightower, each of whom also serve as President and Chief Executive Officer, Executive Vice President and Executive Vice President of the Company, respectively.

The HighPeak Funds are now set to expire at the end of 2026, unless extended. Therefore, it is possible that the shares of HighPeak Energy common stock owned by the HighPeak Funds could be distributed to limited partners in early 2027 (the “HighPeak Funds Distributions”), at which time HighPeak Energy could potentially cease to be a controlled company. However, if both HighPeak Funds are distributed simultaneously, it is likely that HighPeak Energy could potentially remain a controlled company, with the controlling party becoming the John Paul DeJoria Family Trust and the John Paul DeJoria Dynasty Trust.

As long as the HighPeak Funds and, following the HighPeak Funds Distributions, the John Paul DeJoria Family Trust and John Paul DeJoria Dynasty Trust continue to own or control a significant percentage of outstanding voting power, subject to the terms of the Stockholders’ Agreement, they will have the ability to influence certain corporate actions requiring stockholder approval. Under the Stockholders’ Agreement, the Principal Stockholder Group will be entitled to nominate a specified number of directors for appointment to the Board so long as the Principal Stockholder Group meets certain ownership criteria outlined in the Stockholders’ Agreement. For more information about the Stockholders’ Agreement, see the section entitled “Certain Relationships and Related Transactions, and Director Independence.” For so long as the Principal Stockholder Group collectively owns 35% or more of our common stock, the Principal Stockholder Group may designate up to four directors, none of whom are required to be independent if the Principal Stockholder Group owns more than 50% of our common stock. They may have the ability to strongly influence all corporate actions requiring stockholder approval, including the election and removal of directors and the size of our board of directors, any amendment of our Second Amended and Restated Certificate of Incorporation (the “A&R Charter”) or our Amended and Restated Bylaws, or the approval of any merger or other significant corporate transaction, including a sale of substantially all of our assets. Moreover, this concentration of stock ownership by our significant stockholders may also adversely affect the trading price of our common stock to the extent investors perceive a disadvantage in owning stock of a company with stockholders who own such a significant percentage of our voting securities.

In addition, until the HighPeak Funds Distributions are completed, we are currently a “controlled company” within the meaning of Nasdaq rules and qualify for exemptions from certain corporate governance requirements. Under Nasdaq rules, a company of which more than 50% of the voting power is held by an individual, company or group of persons acting together is a controlled company and may elect not to comply with certain Nasdaq corporate governance requirements, including the requirements that:

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

These requirements will not apply to HighPeak Energy as long as it remains a controlled company. However, a majority of the HighPeak Energy board members are independent and both the Nominating and Governance Committee and Compensation Committees are composed solely of independent members of the board.

Further, following the one or both of the HighPeak Funds Distributions, because HighPeak Energy could potentially cease to be a controlled company, any action required or permitted to be taken by the stockholders of the Company could potentially be required to be taken at a duly held annual or special meeting of stockholders and may not be taken by any consent in writing of such stockholders.

If our former executive officer was forced to sell shares of our common stock that he has pledged to secure certain personal loan obligations, such sales could cause our stock price to decline.

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

There can be no assurance that HighPeak Energy common stock issued will remain listed on the Nasdaq, or that HighPeak Energy will be able to comply with the continued listing standards of the Nasdaq.

HighPeak Energy’s common stock is currently listed on the Nasdaq. If the Nasdaq delists HighPeak Energy’s common stock from trading on its exchange for failure to meet the listing standards, HighPeak Energy and its security holders could face significant material adverse consequences, such as:

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

Unanticipated changes in effective tax rates or laws or adverse outcomes resulting from examination of HighPeak Energy’s income or other tax returns could adversely affect HighPeak Energy’s financial condition, results of operations and cash flows.

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

HighPeak Energy may not be able to use certain of its net operating loss carryforwards and other tax attributes to reduce its future U.S. federal income tax obligations, which could adversely affect HighPeak Energy’s financial condition, results of operations and cash flows.

HighPeak Energy currently has significant U.S. federal net operating loss (“NOL”) carryforwards. HighPeak Energy’s ability to use these tax attributes to reduce its future U.S. federal income tax obligations depends on many factors, including HighPeak Energy’s future taxable income, which cannot be assured. In addition, HighPeak’s ability to use NOL carryforwards and other tax attributes may be subject to significant limitations under Section 382 and Section 383 of the Internal Revenue Code of 1986, as amended (the “Code”). Under those sections of the Code, if a corporation undergoes an “ownership change” (as defined in Section 382 of the Code), the corporation’s ability to use its pre-change NOL carryforwards and other tax attributes may be substantially limited.

Determining the limitations under Section 382 of the Code is technical and highly complex. A corporation generally will experience an ownership change if one or more stockholders (or groups of stockholders) who are each deemed to own at least 5% of the corporation’s stock increase their ownership by more than 50 percentage points over their lowest ownership percentage within a rolling three-year period. If an ownership change occurs or has occurred, HighPeak Energy’s ability to use its NOL carryforwards and other tax attributes to reduce HighPeak Energy’s future U.S. federal and state income tax obligations may be materially limited, which could adversely affect HighPeak Energy’s financial condition, results of operations and cash flows.

HighPeak Energy has incurred and will continue to incur increased costs as a result of operating as a public company.

As a public company, we have incurred and will continue to incur significant legal, accounting and other expenses, which we expect to further increase now that we are no longer an “emerging growth company.” Compliance with these reporting requirements and other rules of the SEC and Nasdaq have and will continue to increase our legal and financial compliance costs and make some activities more time-consuming and costly. We cannot predict or estimate the amount or timing of additional costs we have incurred and will continue to incur to respond to these requirements.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

HighPeak Energy’s common stock is listed and traded on the Nasdaq under the symbol “HPK.”

Holders

As of March 6, 2026, there were 43 holders of record of HighPeak Energy common stock.

Dividend Policy

On July 6, 2021, the Company announced the initiation of a quarterly cash dividend in the amount of $0.025 per share of our common stock payable quarterly which began with the third quarter of 2021 and continued quarterly through the fourth quarter of 2023. The Company also approved a special dividend of $0.075 per share of common stock that was paid in July 2021. During the first quarter of 2024, the Company announced an increase in its quarterly cash dividends to $0.04 per share of our common stock which has continued through the fourth quarter of 2025 thus far. However, in the first quarter of 2026, the Board elected not to declare a quarterly dividend and suspended the payment of dividends by the Company for the foreseeable future. There can be no assurance that we will resume paying dividends following the expiration of this restriction, and any decision to pay any future dividends is solely within the discretion of, and subject to approval by, our Board. Our Board’s determination with respect to any such dividends, including the record date, the payment date and the actual amount of the dividend, will depend upon our profitability and financial condition, contractual restrictions, restrictions imposed by applicable law and other factors that the Board deems relevant at the time of such determination. In addition, the Term Loan Credit Agreement and the Senior Credit Facility Agreement place certain restrictions on our ability to pay cash dividends.

Issuer Purchases of Equity Securities

Our common stock repurchase activity for the three months ended December 31, 2025 was as follows:

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Plan	Approximate Dollar Value of Shares that May Yet to Be Purchased Under the Plan(3)(4)
($ in thousands, except per share amounts and shares)
October 1, 2025 - October 31, 2025	—	$—	—	$39,907
November 1, 2025 - November 30, 2025	—	$—	—	$39,907
December 1, 2025 - December 31, 2025	256,989	$4.74	—	$39,907
Total	256,989	$4.74	—

(1) Consists entirely of 256,989 shares of common stock repurchased from officers of the Company in order to satisfy tax withholding requirements. Such shares have been cancelled and retired. These shares also do not count toward the dollar value that may yet to be purchased under the plan nor are they subject to the 1% excise tax discussed below.

(2) The average price paid per share includes any commissions paid to repurchase stock.

(3) In February 2024, our Board approved a stock repurchase program for up to $75.0 million, excluding excise taxes and other expenses. The stock repurchase program expired on December 31, 2024. However, on March 6, 2025, our Board extended the program in its entirety to December 31, 2025. The program has not been extended beyond December 31, 2025 and if it is, it may be suspended, modified, or discontinued by the Board at any time.

(4) A nondeductible 1% excise tax is imposed on the net value of certain stock repurchases. All dollar amounts presented exclude such excise taxes, as applicable.

Stock Performance Graph

The following performance graph and related information shall not be deemed “soliciting material” or to be “filed” with the SEC, nor shall the information be incorporated by reference into any future filing under the Securities Act or Exchange Act except to the extent that the Company specifically incorporates it by reference to such filing.

The graph below compares the cumulative total stockholder return on the Company’s common stock during the period from December 31, 2020 through December 31, 2025, with cumulative total returns during the same period for the Standard & Poor’s (“S&P”) 500 Index and the S&P Oil and Gas Exploration & Production Index.

The stock price performance included in this graph is not necessarily indicative of future stock price performance.

ITEM 6. RESERVED

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the other sections of this Annual Report, including but not limited to “Items 1 and 2. Business and Properties—Regulation of the Crude Oil and Natural Gas Industry.” Historical financial statements and related notes included elsewhere in this Annual Report. This discussion contains “forward-looking statements” reflecting our current expectations, estimates and assumptions concerning events and financial trends that may affect our future operating results or financial position. Actual results and the timing of events may differ materially from those contained in these forward-looking statements due to a number of factors. Factors that could cause or contribute to such differences include, but are not limited to, market prices for crude oil and natural gas, capital expenditures, economic and competitive conditions, regulatory changes and other uncertainties, as well as those factors discussed below and elsewhere in this Annual Report. Please read Cautionary Statement Concerning Forward-Looking Statements. Also, please read the risk factors and other cautionary statements described under “Part I, Item 1A. Risk Factors.” We assume no obligation to update any of these forward-looking statements, except as required by applicable law. See the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 filed with the SEC on March 10, 2025 for a discussion of the Company’s 2024 results of operations compared with the Company’s 2023 results of operations.

Overview

HighPeak Energy, Inc., a Delaware corporation, was formed in October 2019, is an independent crude oil and natural gas exploration and production company that explores for, develops and produces crude oil, NGL and natural gas in the Permian Basin in West Texas, more specifically, the Midland Basin. The Company’s assets are located primarily in Howard and Borden Counties, Texas, and to a lesser extent Scurry and Mitchell Counties, which lie within the northeastern part of the crude oil-rich Midland Basin. As of December 31, 2025, the assets consisted of two highly contiguous leasehold positions of approximately 154,472 gross (142,560 net) acres, approximately 72% of which were held by production, with an average working interest of 92%. Our acreage is composed of two core areas, Flat Top primarily in the northern portion of Howard County extending into southern Borden County, southwest Scurry County and northwest Mitchell County and Signal Peak in the southern portion of Howard County. We operate approximately 98% of the net acreage across the Company’s assets and more than 90% of the net operated acreage provides for horizontal wells with lateral lengths of 10,000 feet or greater. For the year ended December 31, 2025, approximately 85% and 15% of sales volumes from the assets were attributable to liquids (both crude oil and NGL) and natural gas, respectively. As of December 31, 2025, HighPeak Energy was developing its properties using two (2) drilling rigs and one (1) frac crew and expects to average one (1) drilling rig and one (1) frac crew during 2026 under our current development plan, depending on certain market conditions.

Recent Events

Recent management changes. In September 2025, Mr. Jack Hightower, the Company’s Chief Executive Officer and Chairman of the Board retired and resigned from our Board of Directors, and on November 4, 2025, our President, Mr. Michael Hollis, was named President and Chief Executive Officer.

Concurrent with these changes, Mr. Jack Hightower also retired from managing HighPeak Energy Partners, LP and HighPeak Energy Partners II, LP (collectively, the “HighPeak Funds”), which collectively own approximately 64% of the shares of common stock of the Company. In connection with Mr. Jack Hightower’s retirement, HighPeak Pure Acquisition, LLC (“Pure”), a wholly owned subsidiary of HighPeak Energy Partners, LP distributed 1,532,478 shares of common stock in full and complete redemption of Mr. Jack Hightower’s interest in Pure. Following Mr. Jack Hightower’s retirement, the HighPeak Funds are managed by a committee comprised of Mr. Hollis, Daniel Silver and William R. Hightower, each of whom also serve as President and Chief Executive Officer, Executive Vice President and Executive Vice President of the Company, respectively. In addition, pursuant to the Stockholder’s Agreement, dated August 21, 2020, the HighPeak Funds have designated Mr. Silver to serve as their board appointee under the Stockholder’s Agreement, and Mr. Silver was appointed to serve as a director of the Board effective immediately.

Debt amendments and actions taken to bolster covenant compliance. In August 2025, the Company entered into the First Term Loan Amendment and the Second Facility Amendment which amended the Term Loan Credit Agreement and the Senior Credit Facility Agreement whereby, among other things, (i) the maturity date was extended two years to September 2028, (ii) Term Loan Credit Agreement was upsized to $1.2 billion, providing additional liquidity, and (iii) the Term Loan Credit Agreement quarterly amortization payments of $30.0 million were deferred for one year such that they begin again in September 2026.

Effective as of December 30, 2025, in order to ensure continued compliance with the financial covenants under the Term Loan Credit Agreement and the Senior Credit Facility Agreement, the Company has entered into the Second Term Loan Amendment and the Third Facility Amendment whereby, among other things (i) the Company will be required to maintain an asset coverage ratio of not less than 1.00 to 1.00 for the Fourth Quarter of 2025 and the First Quarter of 2026, representing a 0.25x decrease in the required ratio levels for such quarters, (ii) the Company will be required to maintain a total net leverage ratio of not greater than 2.50 to 1.00 for the Fourth Quarter of 2025 and the First Quarter of 2026, representing a 0.50x increase in the required ratio levels for such quarters, (iii) the Company’s hedging obligations will be increased requiring it to maintain hedging agreements with respect to 75% of its proved developed producing oil production for the period from April 1, 2026 to March 31, 2027 and 60% of its proved developed producing oil production for the period from April 1, 2027 to September 30, 2027, in each case as provided in the January 1, 2026 reserve report and (iv) the Company will be prohibited from making quarterly dividends on its common stock until September 30, 2026. For the Second Quarter of 2026 and quarterly periods ending thereafter, the required asset coverage ratio and total net leverage ratio levels will reset to the levels currently in effect for such quarters prior to these amendments. It is uncertain whether the Company will be able to comply with these covenants, in particular beginning in the Second Quarter of 2026 when the required asset coverage ratio and total net leverage ratio levels will reset to the prior more stringent levels. The Company has already taken steps to improve these ratios, including, but not limited to, suspending the payment of dividends and reducing capital expenditures, and in connection with any potential or anticipated covenant shortfalls, the Company may seek to take other action such as raising additional capital through debt or equity offerings, selling assets, reducing capital expenditures further, obtaining additional amendments or waivers from its lenders, or pursuing other strategic alternatives. There can be no assurance that any such measures will be available on acceptable terms, or at all, or that they will be sufficient to address any covenant compliance issues. Any failure of the Company to comply with its financial covenants would result in an event of default under the Term Loan Credit Agreement and Senior Credit Facility Agreement, entitling the lenders to accelerate amounts outstanding thereunder.

Dividends and dividend equivalents. In February, May, August and November 2025, the Board declared a quarterly dividend of $0.04 per share of common stock outstanding which resulted in a total of $5.0 million, $5.0 million, $5.0 million and $5.0 million, respectively, in dividends being paid on March 25, 2025, June 25, 2025, September 25, 2025 and December 23, 2025, respectively. In addition, under the terms of the LTIP, the Company paid a dividend equivalent per share to all vested stock option holders of $531,000 in March 2025, $531,000 in June 2025, $531,000 in September 2025 and $502,000 in December 2025. In addition, the Company accrued an additional combined $86,000 in March 2025, $84,000 in June 2025, $31,000 in September 2025 and $3,000 in December 2025 in dividends on the restricted stock issued to directors, management directors and certain employees that was paid or will be payable upon vesting, assuming no forfeitures.

Acquisitions. During the year ended December 31, 2025, the Company incurred a total of $6.7 million in acquisition costs related to lease extensions and to acquire additional crude oil and natural gas leases covering additional contiguous bolt-on undeveloped acreage to its Flat Top and Signal Peak operating areas.

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

In early 2025, OPEC and its non-OPEC allies, known collectively as OPEC+, began unwinding prior voluntary production cuts and subsequent to quarter end announced that they agreed to increase oil production by another 548,000 bopd starting in September 2025, completing the reversal of its prior 2.2 million bopd cutback from 2023, but paused production increases in early 2026. This substantial supply boost contributed to a decline in global crude oil prices during the year ended December 31, 2025. OPEC+ also emphasized that the production increases could continue or be reversed depending on how market conditions evolve, maintaining flexibility to support price stability. Concurrently, the U.S. imposed tariffs on energy imports from Canada and Mexico, set at 10% and 25%, respectively, and expanded tariffs to include all steel and aluminum imports, aiming to bolster domestic production. In addition, the current U.S. presidential administration began announcing a substantial number of trade tariffs, including a new universal baseline reciprocal tariff, plus an additional country-specific reciprocal tariff for select trading partners, on all U.S. imports, although imports of crude oil, natural gas and refined products received exemptions from the tariffs. Furthermore, the administration announced additional sector-specific tariffs, including on copper imports. Although the Supreme Court recently invalidated the reciprocal tariffs, the administration has indicated that it will continue seeking to implement tariffs through other means, and concerns that the measures could cause inflation, slow economic growth and intensify trade disputes have also placed further downward pressure on oil prices. The situation remains fluid, with certain tariff rates and obligations established through trade agreements that were negotiated while the reciprocal tariffs were in effect, and we expect price volatility to continue. Collectively, these policy changes—OPEC+'s production increase and the U.S. tariffs—are introducing significant volatility to the crude oil and natural gas sector. In addition, tariffs have the potential to significantly increase our operating and capital costs, which could negatively impact our ability to carry out our planned drilling program and future growth projects.

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

Sanctions and import bans on Russia have been implemented by various countries in response to the war in Ukraine, further impacting global crude oil supply. As a result of crude oil and natural gas supply constraints, there have been significant increases in European energy costs, which have resulted in inflationary pressures throughout Europe, increasing prospects of recession in many countries throughout the continent. The ongoing war between Russia and Ukraine, conflicts in the Middle East, and U.S. intervention in Venezuela have resulted in global supply chain disruptions, which has led to significant cost inflation. Such impacts may also be exacerbated by the tariffs and proposed tariffs by the current administration. Specifically, the Company’s 2023, 2024 and 2025 capital program has been and continues to be impacted by higher prices for steel, diesel, chemicals and services, among other items.

Global crude oil price levels and inflationary pressures will ultimately depend on various factors that are beyond the Company’s control, such as (i) general economic conditions and increasing expectations that the world may be heading into a global recession, (ii) the ability of OPEC+ and other crude oil producing nations to manage the global crude oil supply, (iii) the impact of sanctions and import bans on production from Russia and any resulting impact on production from conflicts in the Middle East and U.S. intervention in Venezuela, (iv) the timing and supply impact of any Iranian or Venezuelan sanction relief on their ability to export crude oil, (v) the global supply chain constraints associated with manufacturing and distribution delays, (vi) oilfield service demand and cost inflation, and (vii) political stability of crude oil consuming countries. The Company continues to assess and monitor the impact of these factors and consequences on the Company and its operations.

Outlook

HighPeak Energy’s financial position and future prospects, including its revenues, operating results, profitability, liquidity, future growth and the value of its assets, depend heavily on prevailing commodity prices. The crude oil and natural gas industry is cyclical and commodity prices are highly volatile and subject to a high degree of uncertainty. For example, during the period from January 1, 2021 through December 31, 2025, the calendar month average NYMEX WTI crude oil price per Bbl ranged from a low of $52.10 to a high of $114.34, and the last trading day NYMEX natural gas price per MMBtu ranged from a low of $1.58 to a high of $9.35.

The markets for the commodities produced by our industry strengthened in 2021 continuing into 2023. However, they began declining in 2024 and continued to decline in 2025 and early 2026 due to concerns over trade wars and energy tariffs, among other factors, and has decreased from 2022 levels overall, as a result of increased supply outpacing increased demand for each of the commodities we produce. This decline in commodity prices through 2025 and into 2026 contributed to the Company's need to enter into amendments to its Term Loan Credit Agreement and Senior Credit Facility Agreement to address potential financial covenant compliance issues. There can be no assurance that commodity prices will improve sufficiently to enable the Company to comply with the financial covenants under its credit facilities when the required asset coverage ratio and total net leverage ratio levels reset to more stringent levels in the Second Quarter of 2026. There are many factors beyond the Company’s control, including commodity markets, unavailability or high cost of drilling rigs, equipment, supplies, personnel, frac crews and oilfield services or supply constraints remain subject to heightened levels of uncertainty as a result of commodity-specific tariffs and the possibility of trade wars, the ongoing war between Russia and Ukraine, conflicts in the Middle East, U.S. intervention in Venezuela, and elevated interest rates and associated policies of the Federal Reserve, which could adversely affect HighPeak Energy. For additional information on the risks, see “Part I. Item 1A. Risk Factors.”

Given the dynamic nature of this situation, the Company is maintaining flexibility in its capital plan as indicated by its plan to maintain a one (1) drilling rig program for 2026 depending on certain market conditions.  The Company will continue to evaluate drilling and completion activity on an economic basis, with future activity levels assessed monthly. If the Company is unable to maintain compliance with its financial covenants or obtain further amendments or waivers from its lenders, it may be required to reduce its capital expenditures, which could adversely impact its ability to develop its acreage, maintain its leasehold positions and grow its production.   Despite continuing impacts of the factors listed above and future uncertainty, we are focused on maintaining our ability to sustain strong operational performance and financial stability while maximizing returns, improving leverage metrics, and increasing the value of our Midland Basin assets.

Strategic Alternatives

On January 23, 2023, the Company announced the intention of its Board to initiate a process to evaluate certain strategic alternatives to maximize shareholder value, including a potential sale of the Company. Texas Capital Securities was retained as a financial advisor with respect to this strategic alternatives process. To date, however, this process has been exploratory in nature and accordingly remains in preliminary stages, with our discussions to date with prospective counterparties generally excluding substantive discussions regarding potential valuation, structure or other key transaction terms. The Company has not set a timetable for the conclusion of this review, nor has it made any decisions related to any further actions or potential strategic alternatives at this time. There can be no assurance that the review will progress beyond this exploratory phase or result in any transaction or other strategic change or outcome. The Company does not intend to comment further regarding the strategic alternatives process unless and until our Board has approved a specific course of action or we have otherwise determined that further disclosure is appropriate or required by law.

Financial and Operating Performance

The Company’s financial and operating performance for the year ended December 31, 2025 included the following highlights:

•

Net income for the year ended December 31, 2025 was $19.0 million ($0.14 per diluted share) compared with $95.1 million for the year ended December 31, 2024. The primary components of the $76.1 million decrease in net income include:

•

a $253.8 million decrease in crude oil, NGL and natural gas revenues due to a 20% decrease in average realized commodity prices per Boe and a 4% decrease in daily sales volumes resulting from natural decline and a decrease in the Company’s drilling and completion activities with the lower commodity price environment, excluding the effects of derivatives;

•

a $25.4 million increase in loss on extinguishment of debt related to the Company amending its long-term debt in September 2025, extending the maturity and deferring mandatory amortization payments, among other things;

•

a $20.6 million increase in the Company’s gathering, processing and transportation expense primarily as a result of connecting natural gas in the Signal Peak area to processing and treating facilities, thereby increasing sales volumes as well;

•

a $15.2 million increase in exploration and abandonment expense primarily due to unsuccessful exploratory well costs, plugging and abandonment expenses and certain abandoned leasehold that the Company chose not to extend;

•	a $7.2 million increase in crude oil and natural gas production costs related primarily to increased expense workover activities related to our aging well inventory;

•	a $4.9 million increase in the Company’s general and administrative expense, primarily as a result of the resignation and retirement of our former Chief Executive Officer in September 2025; and

•	a $4.8 million decrease in interest income related to the Company’s lower cash balance throughout 2025 compared with 2024;

Partially offset by:

•

a $91.4 million increase in the Company’s derivative instruments gain from a loss of $46.5 million in 2024 to a gain of $44.9 million in 2025 primarily as a result of declining commodity prices during 2025;

•

a $79.0 million decrease in DD&A expense due to a 13% decrease in the DD&A rate from $27.39 to $23.93 per Boe primarily as a result of increased reserves at year end 2024, however the DD&A rate for the three months ended December 31, 2025 was $27.52 due to lower commodity prices at year end 2025 which contributed to lower reserve volumes, in addition to a 4% decrease in daily sales volumes primarily due to natural decline and a decrease in the Company’s drilling and completion activities;

•	a $28.6 million decrease in the Company’s income tax expense primarily due to the net income realized during 2025 being less than the net income realized during 2024;

•	a $22.5 million decrease in production and ad valorem taxes primarily attributable to a 20% decrease in operating revenues and a $10.0 million natural gas severance tax refund realized;

•	a $21.6 million decrease in interest expense primarily related to overall lower rates than 2024 in addition to less amortization of discounts and debt issuance costs; and

•	a $12.1 million decrease in the Company’s stock-based compensation expense as a result of fewer restricted stock and stock options being issued relative to the prior period.

•

During the year ended December 31, 2025, average daily sales volumes totaled 48,297 Boepd, a decrease of 3% from 2024, due to natural decline and decreased drilling and completion activities given the lower commodity price environment.

•

Weighted average realized crude oil prices per Bbl decreased during the year ended December 31, 2025 to $65.43, excluding the effects of derivatives, compared with $76.42 for 2024. Weighted average realized NGL prices per Bbl decreased during the year ended December 31, 2025 to $19.69, compared with $22.06 for 2024. Weighted average realized natural gas prices per Mcf increased to $1.25 during the year ended December 31, 2025, excluding the effects of derivatives, compared with $0.49 during 2024.

•	Cash provided by operating activities totaled $511.6 million for the year ended December 31, 2025, compared with $690.4 million for the year ended December 31, 2024.

Derivative Financial Instruments

Derivative financial instrument exposure. As of December 31, 2025 and factoring in derivative instruments entered into subsequent to year end, the Company was a party to the following open crude oil derivative financial instruments.

Settlement Month	Settlement Year	Type of Contract	Bbls Per Day	Index	Swap Price per Bbl	Costless Collar Floor Price per Bbl		Costless Collar Ceiling Price per Bbl
Crude Oil:
Jan – Mar	2026	Costless Collar	14,350	WTI Cushing	$—		$60.58	$69.62
Jan – Mar	2026	Swap	5,139	WTI Cushing	$62.54		$—	$—
Jan – Mar	2026	Basis Swap	689	Argus WTI Midland	$0.92		$—	$—
Apr – Jun	2026	Costless Collar	12,350	WTI Cushing	$—		$59.87	$66.82
Apr – Jun	2026	Swap	10,000	WTI Cushing	$64.91		$—	$—
Apr – Jun	2026	Roll Swap	10,000	NYMEX WTI Roll	$4.04		$—	$—
Apr – Jun	2026	Basis Swap	5,000	Argus WTI Midland	$1.01		$—	$—
Jul – Sep	2026	Costless Collar	12,000	WTI Cushing	$—		$59.83	$66.84
Jul – Sep	2026	Swap	5,000	WTI Cushing	$63.45		$—	$—
Jul – Sep	2026	Roll Swap	10,000	NYMEX WTI Roll	$4.04	$		$—
Jul – Sep	2026	Basis Swap	5,000	Argus WTI Midland	$1.01		$—	$—
Oct – Dec	2026	Costless Collar	9,800	WTI Cushing	$—		$59.80	$65.31
Oct – Dec	2026	Swap	5,000	WTI Cushing	$63.45		$—	$—
Oct – Dec	2026	Roll Swap	10,000	NYMEX WTI Roll	$4.04		$—	$—
Oct – Dec	2026	Basis Swap	5,000	Argus WTI Midland	$1.01		$—	$—
Jan – Mar	2027	Costless Collar	8,900	WTI Cushing	$—		$59.78	$65.24
Jan – Mar	2027	Swap	4,400	WTI Cushing	$62.14		$—	$—
Jan – Mar	2027	Basis Swap	10,000	Argus WTI Midland	$1.00		$—	$—
Apr – Jun	2027	Costless Collar	4,000	WTI Cushing	$—		$52.00	$62.85
Apr – Jun	2027	Swap	6,470	WTI Cushing	$59.61		$—	$—
Apr – Jun	2027	Basis Swap	10,000	Argus WTI Midland	$1.00		$—	$—
Jul – Sep	2027	Swap	8,950	WTI Cushing	$61.46		$—	$—
Jul – Sep	2027	Basis Swap	10,000	Argus WTI Midland	$1.00		$—	$—
Oct – Dec	2027	Basis Swap	10,000	Argus WTI Midland	$1.00		$—	$—

As of December 31, 2025 and factoring in derivative instruments entered into subsequent to year end, the Company was a party to the following open natural gas derivative financial instruments.

Settlement Month	Settlement Year	Type of Contract	MMBtu Per Day	Index	Price per MMBtu
Natural Gas:
Jan – Mar	2026	Swap	31,556	HH	$4.53
Apr – Jun	2026	Swap	30,000	HH	$4.30
Jul – Sep	2026	Swap	30,000	HH	$4.30
Oct – Dec	2026	Swap	30,000	HH	$4.30
Jan – Mar	2027	Swap	19,667	HH	$4.30

The estimated fair value of the outstanding open derivative financial instruments as of December 31, 2025, excluding those contracts entered into subsequent to December 31, 2025, was a net asset of $33.0 million which is included in current and noncurrent assets and current and noncurrent liabilities on the Company’s consolidated balance sheet as of December 31, 2025. During the year ended December 31, 2025, the Company recognized a net derivative gain of $44.9 million, including a $30.8 million mark-to-market gain and $14.1 million in net monthly settlement receipts.

Operations and Drilling Highlights

Average daily crude oil, NGL and natural gas sales volumes are as follows:

Year Ended December 31, 2025
Crude Oil (Bbls)	32,911
NGL (Bbls)	7,931
Natural Gas (Mcf)	44,733
Total (Boe)	48,297

The Company's liquids production was 85% of total production on a Boe basis for the year ended December 31, 2025.

Costs incurred are as follows (in thousands):

Year Ended December 31, 2025
Unproved property acquisition costs	$6,724
Proved acquisition costs	—
Total acquisitions	6,724
Development costs	366,084
Exploration costs	145,679
Total finding and development costs	518,487
Asset retirement obligations	3,823
Total costs incurred	$522,310

Development/service and exploration/extension drilling activity is as follows:

	Year Ended December 31, 2025
	Development/ Service	Exploration/ Extension
Beginning wells in progress	13	10
Well spud	30	22
Successful wells	(34)	(17)
Unsuccessful wells	—	(1)
Ending wells in progress	9	14

Results of Operations

Results of operations should be read together with the Company’s consolidated financial statements and related notes included in “Item 8. Financial Statements and Supplementary Data” of this Annual Report. See the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 filed with the SEC on March 10, 2025 for a discussion of the Company’s 2024 results of operations compared with the Company’s 2023 results of operations.

Sources of Revenues

The Company’s revenues, which are entirely originated in the continental United States, are derived from the sale of crude oil and natural gas production and the sale of NGL that are extracted from natural gas during processing. For the years ended December 31, 2025, 2024 and 2023, revenues from our assets were derived approximately 91%, 95% and 96%, respectively, from crude oil sales and 9%, 5% and 4%, respectively, from NGL and natural gas sales.

The Company is subject to credit risk resulting from the concentration of its crude oil and natural gas receivables with significant purchasers. For the year ended December 31, 2025, sales to the Company’s largest purchaser accounted for approximately 82% of the Company’s total crude oil, NGL and natural gas sales revenues. The Company generally does not require collateral and does not believe the loss of this particular purchaser would materially impact its operating results, as crude oil and natural gas are fungible products with well-established markets and numerous purchasers in various regions.

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

●

Gathering, Processing and Transportation Expense. Gathering, processing and transportation expenses (“GP&T”) are the costs to gather, transport, treat and process our natural gas production such that we can extract the liquids content from the natural gas in order that the dry gas and NGL can be sold separately at the tailgate of the plants to maximize returns to the Company for its natural gas production.

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

Crude oil, NGL and natural gas revenues are as follows (in thousands):

	Year Ended December 31,
	2025	2024	Change
Crude oil, NGL and natural gas revenues	$863,359	$1,117,175	$(253,816)

Average daily sales volumes are as follows:

	Year Ended December 31,
	2025	2024	% Change
Crude Oil (Bbls)	32,911	37,914	(13)%
NGL (Bbls)	7,931	6,241	27%
Natural Gas (Mcf)	44,733	34,828	28%
Total (Boe)	48,297	49,960	(3)%

The decrease in average daily Boe sales volumes for the year ended December 31, 2025, compared with 2024 was due to the natural decline on its producing properties and decreased drilling and completion activities, partially offset by the Company tying in all of its existing production facilities into natural gas gathering, processing and treating facilities.

The crude oil, NGL and natural gas prices that the Company reports are based on the market prices received for each commodity. The weighted average prices, excluding the effects of derivatives, are as follows:

	Year Ended December 31,
	2025	2024	% Change
Crude oil per Bbl	$65.43	$76.42	(14)%
NGL per Bbl	19.69	22.06	(11)%
Natural gas per Mcf	1.25	0.49	155%
Total per Boe	$48.98	$61.10	(20)%

The decrease in prices for crude oil and NGL can be attributed to an overall lower commodity price environment for crude oil for the year ended December 31, 2025, compared with 2024, partially offset by higher natural gas prices in 2025 compared to 2024.

Revenue Variance Analysis.

The following table illustrates the variance in revenues attributable to prices versus volumes (in thousands except prices and percentages):

	Year Ended December 31,
	2025	2024	% Change
Total operating revenues	$863,359	$1,117,175	(23)%
Average daily sales volumes (Boe)	48,297	49,960	(3)%
Realized price per Boe	$48.98	$61.10	(20)%

Revenue change from prior period due to prices	$(221,619)		(20)%
Revenue change from prior period due to volumes	(32,178)		(3)%
Rounding	(19)		0%
Total change from prior period revenues	$(253,816)

As detailed above, the decrease in total operating revenues for the year ended December 31, 2025 compared to the same period in 2024 is the result of a 20% decrease in average realized price per Boe in addition to a 3% decrease in average daily sales volumes primarily as a result of natural decline and decreased drilling and completion activities of the Company due to the lower commodity price environment.

Crude oil and natural gas production costs.

Crude oil and natural gas production costs are as follows (in thousands):

	Year Ended December 31,
	2025	2024	Change
Crude oil and natural gas production costs	$139,492	$132,244	$7,248

Crude oil and natural gas production costs per Boe are as follows:

	Year Ended December 31,
	2025	2024	% Change
Lease operating expense	$6.78	$6.76	0%
Workover costs	1.13	0.47	140%
	$7.91	$7.23	9%

Lease operating expense per Boe for 2025 remained relatively flat compared with 2024. Workover costs per Boe for 2025 increased significantly in 2025 compared to 2024 primarily as a result of more pump swaps and/or failures as our producing well count increases and becomes older.

Gathering, processing and transportation expenses.

Gathering, processing and transportation expenses are as follows (in thousands):

	Year Ended December 31,
	2025	2024	Change
Gathering, processing and transportation expenses	$68,401	$47,761	$20,640

Gathering, processing and transportation expenses per Boe are as follows:

	Year Ended December 31,
	2025	2024	% Change
Gathering, processing and transportation expenses	$3.88	$2.61	49%

Gathering, processing and transportation expenses per Boe for 2025 increased compared with 2024. This is primarily related to connecting more natural gas to processing facilities that were not previously connected, thereby enhancing the Company’s ability to maximize returns from its wells by increasing sales volumes.

Production and ad valorem taxes.

In general, production taxes and ad valorem taxes are directly related to production and commodity price changes; however, Texas ad valorem taxes are based upon prior year commodity prices and valuations as of the first of the year, whereas production taxes are based upon current year commodity prices and sales volumes. Production and ad valorem taxes are as follows (in thousands):

	Year Ended December 31,
	2025	2024	Change
Production and ad valorem taxes	$37,224	$59,677	$(22,453)

Production and ad valorem taxes per Boe are as follows:

	Year Ended December 31,
	2025	2024	% Change
Production taxes per Boe	$1.75	$2.87	(39)%
Ad valorem taxes per Boe	$0.36	$0.39	(8)%
	$2.11	$3.26	(35)%

Production taxes per Boe for the year ended December 31, 2025, compared with 2024, decreased primarily due to the 20% overall decrease in realized sales prices and 3% decrease in average daily sales volumes in addition to a $10.0 million natural gas severance tax refund that was realized by taking advantage of previously unrealized marketing deductions allowed by the State of Texas. The decrease in ad valorem taxes per Boe for the year ended December 31, 2025, compared with 2024, was primarily due to the successful efforts of the Company to reduce the taxable valuation by the state on numerous properties throughout our portfolio. In Texas, ad valorem taxes are based on a valuation of the wells on January 1 of a given year.

Exploration and abandonments expense.

Exploration and abandonment expense details are as follows (in thousands):

	Year Ended December 31,
	2025	2024	Change
Unsuccessful exploratory well costs	$11,092	$—	$11,092
Plugging and abandonment expense	2,950	551	2,399
Abandoned leasehold costs	1,371	35	1,336
Geologic and geophysical personnel costs	1,272	856	416
Geologic and geophysical data costs	—	34	(34)
Exploration and abandonments expense	$16,685	$1,476	$15,209

The increase in exploration and abandonment expenses is primarily the result of an $11.1 million unsuccessful exploratory well that was realized in 2025, $2.4 million in additional plugging and abandonment expenses over the prior year due to more wells failing fluid tests and requiring plugging according to state regulations, $1.3 million more in abandoned leasehold costs related to undeveloped acreage that was not in an area where the Company had current plans to drill and thus the leases were allowed to expire in 2025 and $416,000 in increased geologic and geophysical personnel costs. This is the first unsuccessful well drilled by the Company in its history and was a step out to the furthest northeast portion of its acreage. While other wells in the area were successful, one well was written off because it never achieved commercial volumes of crude oil and natural gas after attempting interventions to reduce anomalous water inflows. The Company remains committed to maintaining as much of its undeveloped acreage leasehold position as possible, but from time to time, certain acreage is not able to be extended at reasonable prices and we are not able to get a drilling rig in the area in time to save the leases for a multitude of reasons.

Depletion, depreciation and amortization expense.

DD&A expense is as follows (in thousands):

	Year Ended December 31,
	2025	2024	Change
DD&A expense	$421,776	$500,752	$(78,976)

DD&A expense per Boe is as follows:

	Year Ended December 31,
	2025	2024	% Change
DD&A expense per Boe	$23.93	$27.39	(13)%

The decrease in DD&A expense is primarily due to the decreased production associated with the natural decline of our wells and decreased drilling and completion activities coupled with a decrease in the DD&A rate primarily attributed to increased proved reserves at the end of 2024, reducing the rate that was recognized during the first three quarters of 2025. Based on year-end 2025 proved reserves, we anticipate our DD&A rate going into 2026 to be in the $27.52 per Boe range, similar to the fourth quarter of 2025.

General and administrative expense.

General and administrative expense and stock-based compensation expense are as follows (in thousands):

	Year Ended December 31,
	2025	2024	Change
General and administrative expense	$25,270	$20,392	$4,878
Stock-based compensation expense	$619	$12,701	$(12,082)

General and administrative expense per Boe is as follows:

	Year Ended December 31,
	2025	2024	% Change
General and administrative expense per Boe	$1.43	$1.12	28%

The increase in general and administrative expense for the year ended December 31, 2025 is primarily as a result of the resignation and retirement of our former Chief Executive Officer which accounted for approximately $3.4 million of the increase and the increase in legal, insurance and audit related expenses.

The decrease in noncash stock-based compensation expense is due to fewer awards granted recently.

Other expense.

	Year Ended December 31,
	2025	2024	Change
Debt refinancing costs	$2,518	$—	$2,518
Other	318	—	318
Repairs on production facilities	—	3,795	(3,795)
	$2,836	$3,795	$(959)

During the year ended December 31, 2025, the Company incurred approximately $2.5 million in rating agency fees, legal and accounting professional fees and other costs related to a proposed refinancing of its existing debt obligations. That specific refinancing transaction was not completed. Accordingly, these costs have been expensed as incurred. During the year ended December 31, 2024, the Company incurred approximately $3.8 million in costs related to repairs to production facilities.

Interest expense.

Interest expense is as follows (in thousands):

	Year Ended December 31,
	2025	2024	Change
Interest expense on Term Loan Credit Agreement	$134,511	$149,844	$(15,333)
Interest expense on Senior Credit Facility Agreement	1,030	725	305
Amortization of debt issuance costs	5,881	8,278	(2,397)
Amortization of discounts	5,714	9,865	(4,151)
	$147,136	$168,712	$(21,576)

The decrease in interest expense can be primarily attributed to lower interest rates in 2025 compared to 2024 in addition to lower amortization of discounts and debt issuance costs with the amendment of Term Loan Credit Agreement in September 2025.

Derivative gain (loss), net.

Derivative gain (loss), net is as follows (in thousands):

	Year Ended December 31,
	2025	2024	Change
Noncash gain (loss) on derivative instruments, net	$30,829	$(32,218)	$63,047
Cash received (paid) on settlement of derivative instruments, net	14,084	(14,246)	28,330
Gain (loss) on derivative instruments, net	$44,913	$(46,464)	$91,377

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

Loss on extinguishment of debt.

	Year Ended December 31,
	2025	2024	Change
Unamortized discount	$11,482	$—	$11,482
Unamortized debt issuance costs	9,205	—	9,205
Premium paid to exiting lenders	4,750	—	4,750
	$25,437	$—	$25,437

On August 1, 2025, the Company entered into the First Term Loan Amendment which, among other things, (i) extended the maturity date two years to September 2028, (ii) upsized the Term Loan Credit Agreement to $1.2 billion, providing additional liquidity, and (iii) deferred the Term Loan Credit Agreement quarterly amortization payments of $30.0 million for one year such that they begin again in September 2026. This amendment was considered an extinguishment of debt and thus unamortized discounts and debt issuance costs at the time of the amendment were written off to expense as was a premium paid to exiting lenders.

Provision for income taxes.

	Year Ended December 31,
	2025	2024	Change
Provision for income taxes	$7,205	$35,851	$(28,646)
Effective income tax rate	27.5%	27.4%	0.1%

The change in provision for income taxes during the year ended December 31, 2025, compared with 2024, was due to decreased net income during the year ended December 31, 2025 compared with 2024. The effective income tax rate differs from the statutory rate primarily due to a revision on the deferred tax asset related to certain wage and stock-based compensation and permanent differences between GAAP income and taxable income. See Note 13 of Notes to Consolidated Financial Statements included in “Item 8. Financial Statements and Supplementary Data” in this Annual Report for additional information.

Liquidity and Capital Resources

Liquidity. The Company’s primary sources of short-term liquidity are (i) cash and cash equivalents, (ii) net cash provided by operating activities, (iii) unused borrowing capacity under the Senior Credit Facility Agreement, (iv) on an opportunistic basis, other issuances of debt or equity securities and (v) sales of nonstrategic assets.

The Company’s short-term and long-term liquidity requirements consist primarily of (i) capital expenditures, (ii) acquisitions of crude oil and natural gas properties, (iii) payments of other contractual obligations, (iv) working capital obligations, and (v) interest payments on and amortizations of its indebtedness. Funding for these cash needs may be provided by any combination of the Company’s sources of liquidity. Although the Company expects its sources of funding will be adequate to fund its 2026 planned capital expenditures and provide adequate liquidity to fund other needs, however this may be subject to significant uncertainty due to changes in crude oil, NGL and natural gas pricing and potential covenant compliance issues under its debt instruments described below and no assurance can be given that such funding sources will be adequate to meet the Company’s future needs.

As of March 11, 2026, the Company was in compliance with the financial covenants under its Term Loan Credit Agreement and Senior Credit Facility Agreement, as amended. In particular, we recently entered into credit facility amendments described below to ensure our continued compliance with covenants in our debt instruments, but it is uncertain whether the Company will be able to comply with these covenants, in particular beginning in the Second Quarter of 2026 when the required asset coverage ratio and total net leverage ratio levels will reset to the prior more stringent levels. The Company has already taken steps to improve these ratios, including, but not limited to, suspending the payment of dividends and reducing capital expenditures, and in connection with any potential or anticipated covenant shortfalls, the Company may seek to take other action such as raising additional capital through debt or equity offerings, selling assets, reducing capital expenditures further, obtaining additional amendments or waivers from its lenders, or pursuing other strategic alternatives. There can be no assurance that any such measures will be available on acceptable terms, or at all, or that they will be sufficient to address any covenant compliance issues. If the Company is unable to maintain compliance with its financial covenants or successfully implement the measures described above, its liquidity and capital resources would be materially and adversely affected. Specifically, the Company's borrowing availability under its Senior Credit Facility Agreement, which was approximately $93.1 million as of March 11, 2026, could be reduced or eliminated, and the Company may be unable to access additional debt or equity financing on acceptable terms or at all. In addition, any failure of the Company to comply with its financial covenants would result in an event of default under the Term Loan Credit Agreement and Senior Credit Facility Agreement, entitling the lenders to accelerate amounts outstanding thereunder. If such amounts were accelerated and became immediately due and payable, the Company does not expect it would have sufficient liquidity to repay such indebtedness and would likely need to pursue a restructuring, refinancing or other strategic alternatives, which may not be available on acceptable terms or at all.

Debt Refinancing and Recent Amendments. In September 2023, we completed a refinancing of our long-term debt in its entirety by entering into an agreement with Texas Capital Bank (“Texas Capital”) as the administrative agent and Chambers Energy Management, LP (“Chambers”) as collateral agent and lenders from time-to-time party thereto to establish a term loan (“Term Loan Credit Agreement”) totaling $1.2 billion in borrowings, less a 2.5% original issue discount of $30.0 million at closing and customary debt issuance costs which totaled approximately $24.0 million. The Term Loan Credit Agreement was set to mature on September 30, 2026 prior to the amendments discussed below. Loans under the Term Loan Credit Agreement bear interest at a rate per annum equal to the Adjusted Term SOFR (as defined in the Term Loan Credit Agreement) plus an applicable margin of 7.50%. To the extent that a payment default exists and is continuing, at the election of the Required Lenders (as defined in the Term Loan Credit Agreement) under the Term Loan Credit Agreement, all amounts outstanding under the Term Loan Credit Agreement will bear interest at 2.00% per annum above the rate and margin otherwise applicable thereto. The Company is able to repay any amounts borrowed prior to the maturity date, subject to a concurrent payment of (i) the Make-Whole Amount (as defined in the Term Loan Credit Agreement) for any optional prepayment prior to the date 18 months after the closing date, (ii) 1.00% of the principal amount being repaid for any optional prepayment on or after the date 18 months after the closing date but prior to the date 24 months after the closing date and (iii) without any premium for any optional prepayment on or after the date that is 24 months after the closing date. The Term Loan Credit Agreement is guaranteed by the Company and certain of its subsidiaries and is secured by a first lien security interest in substantially all assets of the Company and certain of its subsidiaries.

The Term Loan Credit Agreement also contained certain financial covenants, including (i) an asset coverage ratio that may not be less than 1.50 to 1.00 as of the last day of any fiscal quarter and (ii) a total net leverage ratio that may not exceed 2.00 to 1.00 as of the last day of any fiscal quarter prior to the amendments discussed below. Additionally, the Term Loan Credit Agreement contains additional restrictive covenants that limit the ability of the Company and its restricted subsidiaries to, among other things, incur additional indebtedness (with such exceptions including, among other things, a super priority revolving credit facility limited to $100 million), incur additional liens, make investments and loans, enter into mergers and acquisitions, materially increase dividends and other payments, enter into certain hedging transactions, sell assets, engage in transactions with affiliates and make certain capital expenditures based on the Company’s total net leverage ratio.

The Term Loan Credit Agreement contained customary mandatory prepayments, including quarterly installments of $30.0 million in aggregate principal amount beginning March 31, 2024, the prepayment of gross proceeds from an incurred indebtedness other than Permitted Indebtedness (as defined in the Term Loan Credit Agreement), the prepayment of net cash proceeds for asset sales and hedge terminations in excess of $20.0 million within one calendar year, and prepayments of Excess Cash Flow (as defined in the Term Loan Credit Agreement) beginning with the fiscal quarter ending March 31, 2024. In addition, the Term Loan Credit Agreement is subject to customary events of default, including a change in control. If an event of default occurs and is continuing, the collateral agent or the majority lenders may accelerate any amounts outstanding and terminate lender commitments.

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

August 2025 Amendments

In August 2025, the Company entered into the First Term Loan Amendment and the Second Facility Amendment which amended the Term Loan Credit Agreement and the Senior Credit Facility Agreement whereby, among other things, (i) the maturity date was extended two years to September 2028, (ii) Term Loan Credit Agreement was upsized to $1.2 billion, providing additional liquidity, and (iii) the Term Loan Credit Agreement quarterly amortization payments of $30.0 million were deferred for one year such that they begin again in September 2026.

February 2026 Amendments

Effective as of December 30, 2025, in order to ensure continued compliance with the financial covenants under the Term Loan Credit Agreement and the Senior Credit Facility Agreement, the Company has entered into the Second Term Loan Amendment and the Third Facility Amendment whereby, among other things, (i) the Company will be required to maintain an asset coverage ratio of not less than 1.00 to 1.00 for the Fourth Quarter of 2025 and the First Quarter of 2026, representing a 0.25x decrease in the required ratio levels for such quarters, (ii) the Company will be required to maintain a total net leverage ratio of not greater than 2.50 to 1.00 for the Fourth Quarter of 2025 and the First Quarter of 2026, representing a 0.50x increase in the required ratio levels for such quarters, (iii) the Company’s hedging obligations will be increased requiring it to maintain hedging agreements with respect to 75% of its proved developed producing oil production for the period from April 1, 2026 to March 31, 2027 and 60% of its proved developed producing oil production for the period from April 1, 2027 to September 30, 2027, in each case as provided in the January 1, 2026 reserve report and (iv) the Company will be prohibited from making quarterly dividends on its common stock until September 30, 2026. For the Second Quarter of 2026 and quarterly periods ending thereafter, the required asset coverage ratio and total net leverage ratio levels will reset to the levels in effect for such quarters prior to these amendments.

2026 capital budget. The Company’s capital budget for 2026 is expected to be in the range of approximately $255 to $285 million for drilling, completion, facilities and equipping crude oil wells, field infrastructure buildout and other costs, excluding acquisitions. The 2026 capital budget excludes acquisitions, asset retirement obligations, geological and geophysical expenses and general and administrative expenses. HighPeak Energy expects to fund its forecasted capital expenditures with cash on its consolidated balance sheet, cash generated by operations and borrowing capacity available under its Senior Credit Facility Agreement, if needed. The Company’s capital expenditures for the year ended December 31, 2025 were $511.8 million, including the completion and/or continuation of certain one-time infrastructure projects but excluding acquisitions.

However, there are many factors and consequences beyond the Company’s control impacting our capital budget, such as political and regulatory uncertainties associated with the new Trump Administration, economic downturn or potential recession, geo-political risks and additional actions by businesses, OPEC or OPEC+, and governments in response to pandemics, that may have an impact on the Company’s future results and drilling plans. For additional information on the risks, see “Part I, Item 1A. Risk Factors.” The Company is maintaining flexibility in its capital plan and will continue to evaluate drilling and completion activity on an economic basis, with future activity levels assessed monthly.

Capital resources. As of December 31, 2025, the Company had $1.2 billion in outstanding borrowings under the Term Loan Credit Agreement and approximately $93.1 million available to borrow under the Senior Credit Facility Agreement. The Company also had unrestricted cash on hand of $162.1 million as of December 31, 2025.

Cash flows from operating, investing and financing activities are summarized below (in thousands).

	Year Ended December 31,
	2025	2024	Change
Net cash provided by operating activities	$511,597	$690,391	$(178,794)
Net cash used in investing activities	$(515,337)	$(620,843)	$105,506
Net cash provided by (used in) financing activities	$79,166	$(177,414)	$256,580

Operating activities. The decrease in net cash flow provided by operating activities for the year ended December 31, 2025, compared with 2024, was primarily due to a decrease in cash flow from the statement of operations related mostly to decreased revenues associated with lower commodity prices and decreased sales volumes as a result of natural decline and decreased drilling and completion activity due to the lower commodity price environment.

Investing activities. The decrease in net cash used in investing activities for the year ended December 31, 2025, compared with 2024, was primarily due to a decrease in additions to crude oil and natural gas properties including drilling and completion operations.

Financing activities. The Company’s significant financing activities are as follows:

•

2025: The Company increased borrowings under the Term Loan Credit Agreement on August 1, 2025 upon closing the First Term Loan Amendment by $180.0 million, partially offset by mandatory amortization payments totaling $60.0 million prior to that, borrowed and repaid $30.0 million under the Senior Credit Facility Agreement, paid dividends and dividend equivalents of $20.9 million and $2.1 million, respectively, paid debt issuance costs of $7.9 million primarily related to the First Term Loan Amendment and the Second Facility Amendment, paid $5.1 million for tax withholding on vested equity awards for certain employees, $3.8 million of which was related to the retirement of the Company’s former Chief Executive Officer and paid $4.8 million in premium on extinguishment of debt.

•

2024: The Company (i) repaid $120.0 million of the Term Loan Credit Agreement, (ii) repurchased $35.2 million of its common stock and (iii) paid dividends to its common stockholders of $20.1 million and dividend equivalents to certain holders of vested stock options of $2.1 million.

Interest Rate Risk. We are exposed to market risk due to the floating interest rates associated with any outstanding balance on the Term Loan Credit Agreement and the Senior Credit Facility Agreement. As of December 31, 2025, we had a $1.2 billion outstanding balance on the Term Loan Credit Agreement and zero outstanding on the Senior Credit Facility Agreement. Our Term Loan Credit Agreement fixes the interest rate for all of the principal balance of the Term Loan Credit Agreement at the end of each quarter for a period of three months and the Senior Credit Facility Agreement allows us to fix the interest rate for all or a portion of the principal balance for a period of up to six months. To the extent the interest rate is fixed, interest rate changes will affect the Term Loan Credit Agreement’s and Senior Credit Facility Agreement’s fair value but will not impact results of operations or cash flows. Conversely, for the portion of the Term Loan Credit Agreement and Senior Credit Facility Agreement that has a floating interest rate, interest rate changes will not affect the fair value but will impact future results of operations and cash flows.

Commodity Price Risk. The prices we receive for our crude oil, NGL and natural gas production directly impact our revenue, profitability, access to capital, and future rate of growth. Crude oil, NGL and natural gas prices are subject to unpredictable fluctuations resulting from a variety of factors, including changes in supply and demand and the macroeconomic environment, and seasonal anomalies, all of which are typically beyond our control. The markets for crude oil, NGL and natural gas have been volatile, especially over the last several years. Commodity prices have improved from historic lows in 2020 resulting from the impacts of the COVID-19 pandemic but are significantly down from the past two years. Additionally, commodity prices are subject to heightened levels of uncertainty related to geopolitical issues such as the ongoing war between Russia and Ukraine, conflicts in the Middle East, and U.S. intervention in Venezuela. The realized prices we receive for our production also depend on numerous factors that are typically beyond our control. Based on our sales volumes during the year ended December 31, 2025 and excluding the effects on derivatives, a $1.00 per barrel increase (decrease) in the weighted average crude oil price for the year ended December 31, 2025 would have increased (decreased) the Company’s revenues by approximately $12.9 million and a $0.10 per Mcf increase (decrease) in the weighted average natural gas price for the year ended December 31, 2025 would have increased (decreased) the Company’s revenues by approximately $1.6 million.

We enter into commodity derivative contracts to reduce the risk of fluctuations in commodity prices. The fair value of our commodity derivative contracts is largely determined by estimates of the forward curves of the relevant price indices. As of December 31, 2025, a $1.00 increase (decrease) in the forward curves associated with our crude oil commodity derivative instruments would have decreased (increased) our net derivative positions for these products by approximately $6.5 million. Additionally, as of December 31, 2025, a $0.10 increase (decrease) in the forward curves associated with our natural gas commodity derivative instruments would have decreased (increased) our net derivative positions for these products by approximately $1.3 million.

Contractual obligations. The Company’s contractual obligations include leases (primarily related to contracted drilling rigs, equipment and office facilities), capital funding obligations and other liabilities. Other joint owners in the properties operated by the Company could incur portions of the costs represented by these commitments.

Non-GAAP Financial Measures

EBITDAX represents net income before interest expense, interest and other income, income taxes, depletion, depreciation, and amortization, accretion of discount on asset retirement obligations, exploration and abandonment expense, non-cash stock-based compensation expense, noncash derivative gains and losses, loss on extinguishment of debt, other expense, gains and losses on divestitures and certain other items. EBITDAX excludes certain items we believe affect the comparability of operating results and can exclude items that are generally non-recurring in nature or whose timing and/or amount cannot be reasonably estimated. EBITDAX is a non-GAAP measure that we believe provides useful additional information to investors and analysts, as a performance measure, for analysis of our ability to internally generate funds for exploration, development, acquisitions, and to service debt. In addition, EBITDAX is widely used by professional research analysts and others in the valuation, comparison, and investment recommendations of companies in the crude oil and natural gas exploration and production industry, and many investors use the published research of industry research analysts in making investment decisions. EBITDAX should not be considered in isolation or as a substitute for net income, income from operations, net cash provided by operating activities, or other profitability or liquidity measures prepared under GAAP. Because EBITDAX excludes some, but not all items that affect net income and may vary among companies, the EBITDAX amounts presented may not be comparable to similar metrics of other companies.

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

The following table provides a reconciliation of our net income (GAAP) to EBITDAX (non-GAAP) for the periods presented (in thousands):

	Year Ended December 31,
	2025	2024	2023
Net income	$18,963	$95,069	$215,866
Interest expense	147,136	168,712	147,901
Interest income	(3,847)	(8,685)	(2,908)
Provision for income taxes	7,205	35,851	65,905
Depletion, depreciation and amortization	421,776	500,752	424,424
Accretion of discount	1,075	966	522
Exploration and abandonment expense	16,685	1,476	5,234
Stock-based compensation	619	12,701	25,957
Derivative related noncash activity	(30,829)	32,218	(51,796)
Loss on extinguishment of debt	25,437	—	27,300
Other expense	2,836	3,795	8,262
EBITDAX	$607,056	$842,855	$866,667

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

The Company’s proved reserve information included in this Annual Report as of December 31, 2025, 2024 and 2023 was prepared by independent petroleum engineers. Because these estimates depend on many assumptions, all of which may substantially differ from future actual results, proved reserve estimates will be different from the quantities of crude oil and natural gas that are ultimately recovered. In addition, results of drilling, testing and production after the date of an estimate may justify material revisions, positively or negatively, to the estimate of proved reserves. For the year ended December 31, 2025, net downward revisions of our proved reserves totaled approximately 11,531 Mboe, for the year ended December 31, 2024, net upward revisions of our proved reserves totaled approximately 18,017 MBoe and for the year ended December 31, 2023 net downward revisions of our proved reserves totaled approximately 16,093 MBoe. We cannot predict the amounts or timing of future reserve revisions or removals.

It should not be assumed that the standardized measure included in this Annual Report as of December 31, 2025 is the current market value of the Company’s estimated proved reserves. In accordance with SEC requirements, the Company based the 2025 standardized measure on a twelve-month average of commodity prices on the first day of each month in 2025 and prevailing costs on the date of the estimate. Actual future prices and costs may be materially higher or lower than the prices and costs utilized in the estimate. See “Items 1 and 2. Business and Properties” and Unaudited Supplementary Data included in “Item 8. Financial Statements and Supplementary Data” for additional information.

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

Impairment of unproved crude oil and natural gas properties. At December 31, 2025, the Company carried unproved property costs of $59.3 million. Management assesses unproved crude oil and natural gas properties for impairment on a project-by-project basis. Management's impairment assessments include evaluating the results of exploration activities, management's price outlooks and planned future sales or expiration of all or a portion of such projects.

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

Uncertain tax positions. The Company recognizes the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained upon examination by the taxing authorities, based upon the technical merits of the position. If all or a portion of the unrecognized tax benefits is sustained upon examination by the taxing authorities, the tax benefit will be recorded as a reduction to the Company's deferred tax liability and will affect the Company's effective tax rate in the period it is recorded. As of December 2025, the Company did not have any unrecognized tax benefits. See Note 13 of Notes to Consolidated Financial Statements included in "Item 8. Financial Statements and Supplementary Data" for additional information.

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

During the period from January 1, 2021 through December 31, 2025, the calendar month average NYMEX WTI crude oil price per Bbl ranged from a low of $52.10 to a high of $114.34, and the last trading day NYMEX natural gas price per MMBtu ranged from a low of $1.58 to a high of $9.35. A $1.00 per barrel increase (decrease) in the weighted average crude oil price for the year ended December 31, 2025 would have increased (decreased) the Company’s crude oil and NGL revenues by approximately $12.9 million, excluding the effects of derivatives, and a $0.10 per Mcf increase (decrease) in the weighted average natural gas price for the year ended December 31, 2025 would have increased (decreased) the Company’s natural gas revenues by approximately $1.6 million, excluding the effects of derivatives.

Due to this volatility, the Company uses commodity derivative instruments, such as collars, swaps, puts, basis swaps and roll swaps, to hedge price risk associated with a portion of anticipated production. These hedging instruments allow the Company to reduce, but not eliminate, the potential effects of the variability in cash flow from operations due to fluctuations in crude oil and natural gas prices and provide increased certainty of cash flows for its drilling program. These instruments provide only partial price protection against declines in crude oil and natural gas prices and may partially limit the Company’s potential gains from future increases in prices. The Company enters into hedging arrangements to protect its capital expenditure budget. The Company’s Term Loan Credit Agreement and Senior Credit Facility Agreement require the Company to hedge certain quantities of its projected crude oil production. The Company does not enter into any commodity derivative instruments, including derivatives, for speculative or trading purposes.

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

The average forward prices based on December 31, 2025 market quotes were as follows:

	Remainder of 2026	Year Ending December 31, 2027
Average forward NYMEX crude oil price per Bbl	$57.03	$57.42
Average forward NYMEX natural gas price per MMBtu	$3.72	$3.88

The average forward purchase prices based on March 6, 2026 market quotes were as follows:

	Remainder of 2026	Year Ending December 31, 2027
Average forward NYMEX crude oil price per Bbl	$74.26	$65.78
Average forward NYMEX natural gas price per MMBtu	$3.71	$3.84

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

Interest Rate Risk. At December 31, 2025, we had $1.2 billion outstanding under the Term Loan Credit Agreement and had $93.1 million of available borrowing capacity under the Senior Credit Facility Agreement. The Company is subject to interest rate risk on its variable rate debt from our Term Loan Credit Agreement and Senior Credit Facility Agreement. The Company also periodically has fixed rate debt but does not currently utilize derivative instruments to manage the economic effect of changes in interest rates. The impact of a 1% increase in interest rates on our outstanding debt as of December 31, 2025 would have resulted in an annual increase in interest expense of approximately $12.0 million.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of HighPeak Energy, Inc.

Opinion on the Consolidated Financial Statements and Internal Control Over Financial Reporting

We have audited the accompanying consolidated balance sheets of HighPeak Energy, Inc. and its subsidiaries (the Company) as of December 31, 2025 and 2024, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2025, and the related notes (collectively, consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in 2013 Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in COSO.

Basis for opinion

The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the entity’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects

Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that responds to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

Definition and Limitations of Internal Control Over Financial Reporting

An entity’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. An entity’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the entity; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of the entity are being made only in accordance with authorizations of management and directors of the entity; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the entity’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Critical audit matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter did not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which they relate.

Estimation of proved oil and gas reserves impacting depletion expense

As described in Note 2 to the consolidated financial statements, the Company utilizes the successful efforts method of accounting for its crude oil and natural gas properties. Depletion of crude oil and natural gas properties is determined using estimates of proved crude oil, NGL and natural gas reserves. There are numerous uncertainties inherent in the estimation of quantities of proved reserves and in the projection of future rates of production and the timing of development expenditures. We identified the estimation of proved reserves of oil and gas properties, due to its impact on depletion expense, as a critical audit matter.

The principal consideration for our determination that the estimation of proved oil and gas reserves is a critical audit matter is that changes in certain inputs and assumptions, which require a high degree of subjectivity necessary to estimate volumes and future revenues of the Company’s proved oil and gas reserves could have a significant impact on the measurement of depletion expense. In turn, auditing those inputs and assumptions required subjective and complex auditor judgment.

We obtained an understanding of the design and implementation of management’s controls and our audit procedures related to the estimation of proved oil and gas reserves included, among others, the following:

●

We evaluated the level of knowledge, skill, and ability of the Company’s external reservoir engineer specialists, made inquiries of these specialists regarding the process followed and judgments made to estimate the Company’s proved oil and gas reserve volumes, and read the report prepared by the Company’s specialists.

●	We tested the design and operating effectiveness of key controls relating to management’s estimation of proved oil and gas reserves for the purpose of calculating depletion expense.
●

We evaluated the methods, data (both company-produced and date from external sources) and significant assumptions used by the Company’s reservoir engineering specialists to estimate the Company’s proved oil and gas reserve volumes. Specifically, our audit procedures included, among others, the following:

o	Compared estimated future production volumes to relevant historical and current period information, as applicable; and
o	Assessed the reasonableness of the production volume decline curves by comparing to historical decline curve estimates.

/s/ WEAVER AND TIDWELL, L.L.P.

We have served as the Company’s auditor since 2020.

Austin, Texas

March 11, 2026

HighPeak Energy, Inc.

Consolidated Balance Sheets

(in thousands, except share data)

	December 31,
	2025	2024
ASSETS
Current assets:
Cash and cash equivalents	$162,075	$86,649
Accounts receivable	55,546	85,242
Derivative instruments	29,574	7,582
Inventory	7,648	10,952
Prepaid expenses	5,054	4,587
Total current assets	259,897	195,012
Crude oil and natural gas properties, using the successful efforts method of accounting:
Proved properties	4,477,368	3,959,545
Unproved properties	59,285	70,868
Accumulated depletion, depreciation and amortization	(1,606,217)	(1,184,684)
Total crude oil and natural gas properties, net	2,930,436	2,845,729
Other property and equipment, net	3,012	3,201
Derivative instruments	4,197	—
Other noncurrent assets	16,172	19,346
Total assets	$3,213,714	$3,063,288
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$60,000	$120,000
Accounts payable – trade	84,313	74,011
Accrued capital expenditures	30,921	35,170
Revenues and royalties payable	30,665	26,838
Other accrued liabilities	20,927	22,196
Advances from joint interest owners	2,205	316
Operating leases	845	719
Derivative instruments	380	5,380
Total current liabilities	230,256	284,630
Noncurrent liabilities:
Long-term debt, net	1,132,807	928,384
Deferred income taxes	239,636	232,398
Asset retirement obligations	15,944	14,750
Derivative instruments	360	—
Operating leases	142	670
Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock, $0.0001 par value, 10,000,000 shares authorized, none issued and outstanding at December 31, 2025 and 2024	—	—
Common stock, $0.0001 par value, 600,000,000 shares authorized, 125,330,104 and 126,067,436 shares issued and outstanding at December 31, 2025 and 2024, respectively	13	13
Additional paid-in capital	1,162,007	1,166,609
Retained earnings	432,549	435,834
Total stockholders’ equity	1,594,569	1,602,456
Total liabilities and stockholders’ equity	$3,213,714	$3,063,288

The accompanying notes are an integral part of these consolidated financial statements.

HighPeak Energy, Inc.

Consolidated Statements of Operations

(in thousands, except per share data)

	Years Ended December 31,
	2025	2024	2023
Operating Revenues:
Crude oil sales	$785,977	$1,060,476	$1,086,598
NGL and natural gas sales	77,382	56,699	44,533
Total operating revenues	863,359	1,117,175	1,131,131
Operating Costs and Expenses:
Crude oil and natural gas production	139,492	132,244	145,362
Gathering, processing and transportation	68,401	47,761	19,838
Production and ad valorem taxes	37,224	59,677	58,472
Exploration and abandonments	16,685	1,476	5,234
Depletion, depreciation and amortization	421,776	500,752	424,424
Accretion of discount	1,075	966	522
General and administrative	25,270	20,392	16,598
Stock-based compensation	619	12,701	25,957
Total operating costs and expenses	710,542	775,969	696,407
Other expense	2,836	3,795	8,262
Income from operations	149,981	337,411	426,462
Interest income	3,847	8,685	2,908
Interest expense	(147,136)	(168,712)	(147,901)
Gain (loss) on derivative instruments, net	44,913	(46,464)	27,602
Loss on extinguishment of debt	(25,437)	—	(27,300)
Income before income taxes	26,168	130,920	281,771
Provision for income taxes	7,205	35,851	65,905
Net income	$18,963	$95,069	$215,866
Earnings per share:
Basic net income	$0.13	$0.69	$1.64
Diluted net income	$0.14	$0.67	$1.58

Weighted average shares outstanding:
Basic	125,265	125,281	117,956
Diluted	125,330	129,205	123,020

Dividends declared per share	$0.16	$0.16	$0.10

The accompanying notes are an integral part of these consolidated financial statements.

HighPeak Energy, Inc.

Consolidated Statements of Changes in Stockholders’ Equity

(in thousands)

Years ended December 31, 2023, 2024 and 2025
	Shares Outstanding	Common Stock	Additional Paid-in- Capital	Retained Earnings (Accumulated Deficit)	Total Stockholders’ Equity
Balance, December 31, 2022	113,165	$11	$1,008,896	$160,740	$1,169,647
Dividends declared ($0.10 per share)	—	—	—	(12,076)	(12,076)
Dividend equivalents declared on outstanding stock options ($0.10 per share)	—	—	—	(1,246)	(1,246)
Stock issued in public offering	14,835	2	155,766	—	155,768
Stock issuance costs	—	—	(5,371)	—	(5,371)
Exercise of warrants	350	—	4,028	—	4,028
Stock-based compensation costs:
Shares issued upon options being exercised	12	—	148	—	148
Restricted shares issued to outside directors	59	—	—	—	—
Compensation costs included in net income	—	—	25,957	—	25,957
Net income	—	—	—	215,866	215,866
Balance, December 31, 2023	128,421	13	1,189,424	363,284	1,552,721
Dividends declared ($0.16 per share)	—	—	—	(20,395)	(20,395)
Dividend equivalents declared on outstanding stock options ($0.16 per share)	—	—	—	(2,124)	(2,124)
Exercise of warrants	—	—	1	—	1
Repurchased shares under buyback program	(2,408)	—	(35,517)	—	(35,517)
Stock-based compensation costs:
Restricted shares issued to outside directors	54	—	—	—	—
Compensation costs included in net income	—	—	12,701	—	12,701
Net income	—	—	—	95,069	95,069
Balance, December 31, 2024	126,067	13	1,166,609	435,834	1,602,456
Dividends declared ($0.16 per share)	—	—	—	(20,154)	(20,154)
Dividend equivalents declared on outstanding stock options ($0.16 per share)	—	—	—	(2,094)	(2,094)
Exercise of warrants	—	—	1	—	1
Stock issuance costs	—	—	(155)	—	(155)
Stock-based compensation costs:
Restricted shares issued to outside directors	65	—	—	—	—
Compensation costs included in net income	—	—	619	—	619
Cash paid for tax withholding on vested equity awards	(802)	—	(5,067)	—	(5,067)
Net income	—	—	—	18,963	18,963
Balance, December 31, 2025	125,330	$13	$1,162,007	$432,549	$1,594,569

The accompanying notes are an integral part of these consolidated financial statements.

HighPeak Energy, Inc.

Consolidated Statements of Cash Flows

(in thousands)

	Years Ended December 31,
	2025	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$18,963	$95,069	$215,866
Adjustments to reconcile net income to net cash provided by operations:
Provision for deferred income taxes	7,239	35,330	65,905
Loss on extinguishment of debt	25,437	—	27,300
(Gain) loss on derivative instruments, net	(44,913)	46,464	(27,602)
Cash received (paid) on settlement of derivative instruments	14,084	(14,246)	(24,194)
Amortization of debt issuance costs	5,881	8,278	11,411
Amortization of discounts on long-term debt	5,714	9,865	15,140
Stock-based compensation expense	619	12,701	25,957
Accretion expense	1,075	966	522
Depletion, depreciation and amortization expense	421,776	500,752	424,424
Exploration and abandonment expense	15,413	620	4,242
Changes in operating assets and liabilities:
Accounts receivable	29,697	9,347	2,007
Prepaid expenses, inventory and other assets	5,635	(19,474)	6,923
Accounts payable, accrued liabilities and other current liabilities	4,977	4,719	8,488
Net cash provided by operating activities	511,597	690,391	756,389
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to crude oil and natural gas properties	(515,379)	(604,828)	(1,009,855)
Changes in working capital associated with oil and gas property additions	6,250	(1,294)	(100,802)
Acquisitions of crude oil and natural gas properties	(6,724)	(14,844)	(15,085)
Proceeds from sales of properties	570	339	—
Other property additions	(54)	(216)	(193)
Net cash used in investing activities	(515,337)	(620,843)	(1,125,935)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under Term Loan Credit Agreement, net of discount	180,000	—	1,170,000
Repayments under Term Loan Credit Agreement	(60,000)	(120,000)	—
Borrowings under Senior Credit Facility Agreement	30,000	—	—
Repayments under Senior Credit Facility Agreement	(30,000)	—	—
Dividends paid	(20,910)	(20,058)	(11,864)
Debt issuance costs	(7,859)	(58)	(28,444)
Cash paid for tax withholding on vested equity awards	(5,067)	—	—
Premium on extinguishment of debt	(4,750)	—	(4,457)
Dividend equivalents paid	(2,094)	(2,133)	(1,251)
Stock offering costs	(155)	—	(5,371)
Proceeds from exercises of warrants	1	1	4,028
Repurchased shares under buyback program	—	(35,166)	—
Borrowings under Prior Credit Agreement	—	—	255,000
Repayments under Prior Credit Agreement	—	—	(525,000)
Repayments of 10.000% Senior Notes and 10.625% Senior Notes	—	—	(475,000)
Proceeds from issuance of common stock	—	—	155,768
Proceeds from exercises of stock options	—	—	148
Net cash provided (used in) by financing activities	79,166	(177,414)	533,557
Net increase (decrease) in cash and cash equivalents	75,426	(107,866)	164,011
Cash and cash equivalents, beginning of period	86,649	194,515	30,504
Cash and cash equivalents, end of period	$162,075	$86,649	$194,515
Supplemental cash flow information:
Cash paid for interest	$135,541	$151,967	$133,104
Cash paid for income taxes	$498	$—	$—
Supplemental disclosure of non-cash transactions:
Additions to asset retirement obligations	$3,823	$1,068	$6,048

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

NOTE 2. Basis of Presentation and Summary of Significant Accounting Policies

Presentation. The accompanying consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). In the opinion of management, the consolidated financial statements include all adjustments and accruals, consisting only of normal, recurring adjustments and accruals necessary for a fair presentation of the consolidated financial statements in conformity with GAAP. The Company evaluated subsequent events after the balance sheet date of December 31, 2025, through the date of this Annual Report.

Principles of consolidation. The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries since their acquisition or formation. All material intercompany balances and transactions have been eliminated. Certain reclassifications have been made to prior period amounts to conform to the current period’s presentation, specifically gathering, processing and transportation expenses, which were previously netted against NGL and natural gas sales and are now reflected as a component of total operating costs and expenses, which had no immaterial effect on the previously reported total assets, total liabilities, stockholders’ equity, results of operations or cash flows.

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

Accounts receivable. As of December 31, 2025 and 2024, the Company’s accounts receivables primarily consist of amounts due from the sale of crude oil, NGL and natural gas of $35.4 million and $76.0 million, respectively, and are based on estimates of sales volumes and realized prices the Company anticipates it will receive, receivables from the State of Texas of $10.0 million and zero, respectively, for a multi-year natural gas severance tax refund, joint interest receivables of $5.0 million and $4.7 million, respectively, current U.S. federal income tax receivables of $3.2 million and $3.1 million, respectively, and receivables related to settlements of derivative contracts of $1.9 million and $1.4 million, respectively. The Company’s share of crude oil, NGL and natural gas production is sold to various purchasers who must be prequalified under the Company’s credit risk policies and procedures. The Company’s credit risk related to collecting accounts receivables is mitigated by using credit and other financial criteria to evaluate the credit standing of the entity obligated to make payment on the accounts receivable, and where appropriate, the Company obtains assurances of payment, such as a guarantee by the parent company of the counterparty or other credit support.

Accounts receivable are stated at amounts due from purchasers or joint interest owners, net of an allowance for expected losses as estimated by the Company when collection is doubtful. For receivables from joint interest owners, the Company typically has the ability to withhold future revenue disbursements to recover any non-payment of joint interest billings. Accounts receivable from purchasers or joint interest owners outstanding longer than the contractual payment terms are considered past due. The Company determines its allowance for each type of receivable by considering a number of factors, including the length of time accounts receivable are past due, the Company’s previous loss history, the debtor’s current ability to pay its obligation to the Company, the condition of the general economy and the industry as a whole. The Company writes off specific accounts receivable when they become uncollectible, and payments subsequently received on such receivables are credited to the allowance for expected losses. As of December 31, 2025 and 2024, the Company had no allowance for credit losses related to accounts receivable and no allowance for credit losses, respectively.

Concentration of credit risk. The Company is subject to credit risk resulting from the concentration of its crude oil and natural gas receivables with significant purchasers. For the years ended December 31, 2025, 2024 and 2023, sales to the Company’s largest purchaser accounted for approximately 82%, 76% and 82%, respectively, of the Company’s total crude oil, NGL and natural gas sales revenues and sales to the Company’s second largest purchaser accounted for approximately 8%, 18% and 14%, respectively, of the Company’s total crude oil, NGL and natural gas revenues. The Company generally does not require collateral and does not believe the loss of these particular purchasers would materially impact its operating results, as crude oil and natural gas are fungible products with well-established markets and numerous purchasers in various regions.

Inventory. Inventory is comprised primarily of crude oil and natural gas drilling and completion or repair items such as pumps, tubing, casing, vessels, operating supplies and ordinary maintenance materials and parts. The materials and supplies inventory is primarily acquired for use in future drilling and completion or repair operations and is carried at the lower of cost or net realizable value, on a weighted average cost basis. Valuation allowances for materials and supplies inventories are recorded as reductions to the carrying values of the materials and supplies inventories in the Company’s consolidated balance sheet and as charges to other expense in the consolidated statements of operations. The Company’s materials and supplies inventory as of December 31, 2025 and 2024 is $7.6 million and $11.0 million, respectively, and the Company has not recognized any valuation allowance to date.

Prepaid expenses. Prepaid expenses are comprised primarily of fees related to advisory services that will be deducted from eventual commissions on a future transaction, if any, caliche that will be used on future locations and roads in our development areas and prepaid agency fees and software maintenance fees that will be amortized over the life of the contracts. Prepaid expenses as of December 31, 2025 and 2024 are $5.1 million and $4.6 million, respectively.

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

Other property and equipment, net. Other property and equipment is recorded at cost. The carrying values of other property and equipment, net of accumulated depreciation of $1.3 million and $1.1 million as of December 31, 2025 and 2024, respectively, are as follows (in thousands):

	December 31,
	2025	2024
Land	$1,869	$1,869
Buildings	502	516
Transportation equipment	411	620
Leasehold improvements	177	193
Field equipment	52	2
Furniture and fixtures	1	1
Total other property and equipment, net	$3,012	$3,201

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

Aid-in-construction assets. As of December 31, 2025 and 2024, the Company had aid-in-construction assets totaling $15.2 million and $18.0 million, respectively, included in other noncurrent assets. The Company funded aid-in-construction projects during the years ended December 31, 2025, 2024 and 2023 of $71,000, $13.8 million and $1.0 million, respectively, under the contract. The Company has received and will continue to receive payments based on gross system throughput, including any third-party natural gas that is potentially tied into the Flat Top gathering system in the future. Payments received during the years ended December 31, 2025, 2024 and 2023 were approximately $2.8 million, $2.0 million and $924,000, respectively. The contract calls for future additional aid-in-construction fundings if expansions of the system are necessary as determined in the sole discretion of the Company.

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

Current liabilities. Current liabilities as of December 31, 2025 and 2024 totaled approximately $230.3 million and $284.6 million, respectively, including current maturities of long-term debt, trade accounts payable, accrued capital expenditures, revenues and royalties payable, derivative liabilities and accruals for operating and general and administrative expenses, interest expense, operating leases, dividends and dividend equivalents and other miscellaneous items.

Debt issuance costs and original issue discount. The Company has paid and has capitalized a total of $8.9 million in debt issuance costs, $7.9 million of which was incurred during the year ended December 31, 2025, primarily related to amendments to the Term Loan Credit Agreement and Senior Credit Facility Agreement in August 2025. In addition, the Company incurred $58,000 and $3.3 million during the years ended December 31, 2024 and 2023, respectively, primarily related to the Term Loan Credit Agreement and amendments to the Prior Credit Agreement. Amortization based on the straight-line method over the terms of the Term Loan Credit Agreement, Senior Credit Facility Agreement, Prior Credit Agreement, 10.000% Senior Notes and 10.625% Senior Notes which approximates the effective interest method was $5.9 million, $8.3 million and $11.4 million during the years ended December 31, 2025, 2024 and 2023, respectively. In addition, the Company realized a total of $64.8 million in original issue discounts on the issuances of its Term Loan Credit Agreement, 10.000% Senior Notes and 10.625% Senior Notes that were being amortized over the life of the agreements which approximates the effective interest method and was $5.7 million, $9.9 million and $15.1 million during the years ended December 31, 2025, 2024 and 2023, respectively. All unamortized debt issuance costs and discounts as of the refinancing of the Term Loan Credit Agreement in August 2025 and the termination of the Prior Credit Agreement and redemption of the 10.000% Senior Notes and 10.625% Senior Notes during September 2023 were charged to expense and included in loss on extinguishment of debt in the accompanying consolidated statements of operations. See Note 7 for more information. As of December 31, 2025 and 2024, the remaining net debt issuance costs related to the Term Loan Credit Agreement and Senior Credit Facility Agreement are netted against the outstanding long-term debt on the accompanying consolidated balance sheets.

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

The Company enters into contracts with purchasers to sell its crude oil, NGL and natural gas production. Revenue on these contracts is recognized in accordance with the five-step revenue recognition model prescribed in ASC 606. Specifically, revenue is recognized when the Company’s performance obligations under these contracts are satisfied, which generally occurs with the transfer of control of the crude oil and natural gas to the purchaser. Control is generally considered transferred when the following criteria are met: (i) transfer of physical custody, (ii) transfer of title, (iii) transfer of risk of loss and (iv) relinquishment of any repurchase rights or other similar rights. Given the nature of the products sold, revenue is recognized at a point in time based on the amount of consideration the Company expects to receive in accordance with the price specified in the contract. Consideration under the crude oil and natural gas marketing contracts is typically received from the purchaser one to two months after the date of sale. As of December 31, 2025 and 2024, the Company had receivables related to contracts with purchasers of approximately $35.4 million and $76.0 million, respectively.

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

The Company reviews its deferred tax assets for recoverability and establishes a valuation allowance based on projected future taxable income, applicable tax strategies and the expected timing of the reversals of existing temporary differences. A valuation allowance is provided when it is more likely than not (likelihood of greater than 50 percent) that some portion or all the deferred tax assets will not be realized. The Company has not established a valuation allowance as of December 31, 2025 and 2024.

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

The Company is also subject to Texas margin tax. The Company realized a $16,000 benefit and a $469,000 expense related to current Texas margin tax for the years ended December 31, 2025 and 2024, respectively, in the accompanying consolidated financial statements. However, during all other years, the Company realized no current Texas margin tax as we did not owe any Texas margin tax.

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

The following table reflects the Company’s net income, assets and capital expenditures for the Company’s one reporting segment for the time periods presented:

	For the Year Ended December 31,
	2025	2024	2023
Total operating revenues	$863,359	$1,117,175	$1,131,131

Lease operating expenses	119,487	123,590	133,737
Gathering, processing and transportation expenses	68,401	47,761	19,838
Production and ad valorem taxes	37,224	59,677	58,472
Expense workover costs	20,005	8,654	11,625
Total significant expenses	245,117	239,682	223,672
Depletion, depreciation and amortization	421,776	500,752	424,424
General and administrative expenses, including stock-based comp	25,889	33,093	42,555
Interest expense, net(1)	168,726	160,027	172,293
Provision for income taxes	7,205	35,851	65,905
Other segment items(2)	(24,317)	52,701	(13,584)
Total expenses	844,396	1,022,106	915,265

Net income	$18,963	$95,069	$215,866

Total assets	$3,213,714	$3,063,288	$3,080,791

Capital costs incurred, including acquisitions	$522,310	$620,211	$1,030,163

(1)	Interest expense, net included in segment net income includes interest expense and loss on extinguishment of debt, partially offset by interest income.
(2)	Other segment items included in segment net income are exploration and abandonment expense, accretion of discount, other expense and gains and losses on derivative instruments.

Recently adopted accounting pronouncements. In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures,” which is intended to enhance the transparency and decision usefulness of income tax disclosures. The amendments in this standard provide for enhanced income tax information primarily through changes to the rate reconciliation and income taxes paid. This ASU is effective for the Company prospectively to all annual periods beginning after December 15, 2024, and interim reporting periods beginning after December 15, 2025. The Company adopted this update effective December 31, 2025. While the adoption of this ASU modified the Company’s disclosures, it had no impact on the Company’s consolidated balance sheets, consolidated statements of operations or consolidated statements of cash flows in its consolidated financial statements.

New accounting pronouncements not yet adopted. In November 2024, the FASB issued ASU 2024-03, Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Topic 220): Disaggregation of Income Statement Expenses. The amendments in this update require disclosure in the Company’s annual and interim consolidated financial statements of specified information about certain costs and expenses, including depletion, depreciation and amortization recognized as part of crude oil and natural gas producing activities and employee compensation. This ASU is effective for the Company to all annual periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. While the adoption of this ASU will modify the Company’s disclosures, it will not have an impact on the Company's consolidated balance sheets, consolidated statements of operations or consolidated statements of cash flows in its consolidated financial statements.

The Company considers the applicability and the impact of all ASUs. ASUs were assessed and determined to be either not applicable, the effects of adoption are not expected to be material or are clarifications of ASUs previously disclosed.

NOTE 3. Acquisitions

During the years ended December 31, 2025, 2024 and 2023, the Company incurred $6.7 million, $14.8 million and $15.1 million, respectively, in acquisition costs primarily to acquire various undeveloped crude oil and natural gas properties largely contiguous to its Flat Top and Signal Peak operating areas primarily in Howard, Borden, Mitchell and Scurry counties.

NOTE 4. Fair Value Measurements

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Valuation techniques used to measure fair value must maximize the use of observable inputs and the use of unobservable inputs. The fair value hierarchy is based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgement and may affect the valuation of the assets and liabilities being measured and their placement within the fair value hierarchy. The Company uses appropriate valuation techniques based on available techniques based on available inputs to measure the fair value of its assets and liabilities.

●	Level 1 – Observable inputs that reflect unadjusted quoted prices for identical assets or liabilities in active markets as of the reporting date.
●

Level 2 – Observable market-based inputs or unobservable inputs that are corroborated by market data. These are inputs other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reporting date.

●

Level 3 – Unobservable inputs that are not corroborated by market data and may be used with internally developed methodologies that result in management’s best estimate of fair value.

Financial Assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurement.

Assets and liabilities measured at fair value on a recurring basis. Assets and liabilities measured at fair value on a recurring basis as of December 31, 2025 and 2024 are as follows (in thousands):

	As of December 31, 2025
	(Level 1)	(Level 2)	(Level 3)	Total Gross Fair Value
Assets:
Commodity price derivatives – current	$—	$29,574	$—	$29,574
Commodity price derivatives – noncurrent	—	4,197	—	4,197
Total assets	—	33,771	—	33,771
Liabilities:
Commodity price derivatives – current	—	380	—	380
Commodity price derivatives – noncurrent	—	360	—	360
Total liabilities	—	740	—	740
Total recurring fair value measurements	$—	$33,031	$—	$33,031

	As of December 31, 2024
	(Level 1)	(Level 2)	(Level 3)	Total Gross Fair Value
Assets:
Commodity price derivatives – current	$—	$7,582	$—	$7,582
Liabilities:
Commodity price derivatives – current	—	5,380	—	5,380
Total recurring fair value measurements	$—	$2,202	$—	$2,202

Commodity price derivatives. The Company’s commodity price derivatives are currently made up of crude oil costless collars, swap contracts and basis swaps and natural gas swap contracts. The Company measures derivatives using an industry-standard pricing model that is provided by the counterparties. The inputs utilized in the third-party discounted cash flow and option-pricing models for valuing commodity price derivatives include forward prices for crude oil, contracted volumes, volatility factors and time to maturity, which are considered Level 2 inputs.

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

Financial instruments not carried at fair value. As of December 31, 2025 and 2024, the Company has financial instruments consisting primarily of cash and cash equivalents, accounts receivable, accounts payable, long-term debt (specifically the Term Loan Credit Agreement and Senior Credit Facility Agreement), and other current assets and liabilities that approximate fair value due to the nature of the instrument and their relatively short maturities.

NOTE 5. Derivative Financial Instruments

The Company utilizes derivative financial instruments, primarily swaps, costless collars, basis swaps and roll swaps to (i) reduce the effect of price volatility on the commodities the Company produces and sells, (ii) support the Company’s capital budgeting and expenditure plans, (iii) protect the Company’s commitments under the Term Loan Credit Agreement and Senior Credit Facility Agreement and (iv) support the payment of contractual obligations. The Company has not designated its derivative financial instruments as hedges for accounting purposes and, as a result, marks its derivative instruments to fair value and recognizes the cash and non-cash changes in fair value in the consolidated statements of operations under the caption “Gain (loss) on derivative instruments, net.”

The following table summarizes the effect of derivative instruments on the Company’s consolidated statements of operations (in thousands):

	Year Ended December 31,
	2025	2024	2023

Noncash gain (loss) on derivative instruments, net	$30,829	$(32,218)	$51,796
Cash received (paid) on settlement of derivative instruments, net	14,084	(14,246)	(24,194)
Gain (loss) on derivative instruments, net	$44,913	$(46,464)	$27,602

By using derivative instruments to economically hedge exposure to changes in commodity prices, the Company exposes itself to credit risk and market risk. Credit risk is the failure of the counterparty to perform under the terms of the derivative contract. When the fair value of a derivative contract is positive, the counterparty owes the Company, which creates credit risk. The Company has entered into commodity derivative instruments only with counterparties that are also lenders under its Term Loan Credit Agreement and Senior Credit Facility Agreement and have been deemed acceptable credit risk. As such, collateral is not required from either the counterparties or the Company on its outstanding derivative contracts.

Crude oil production derivatives. The Company sells its crude oil production at the lease and the sales contracts governing such crude oil production are tied directly to, or are correlated with, NYMEX WTI Cushing and Argus WTI Midland crude oil prices. As such, the Company primarily uses NYMEX WTI Cushing derivative contracts as well as Argus WTI Midland basis swaps and NYMEX WTI roll swaps from time to time to manage future crude oil price volatility. The Argus WTI Midland basis differential represents the amount of premium to NYMEX WTI Cushing.

The Company’s outstanding NYMEX WTI Cushing and Argus WTI Midland crude oil derivative instruments as of December 31, 2025 and the weighted average crude oil prices per barrel for those contracts are as follows:

Settlement Month	Settlement Year	Type of Contract	Bbls Per Day	Index	Swap Price per Bbl	Costless Collar Floor Price per Bbl	Costless Collar Ceiling Price per Bbl
Crude Oil:
Jan - Mar	2026	Costless Collar	14,350	WTI Cushing	$—	$60.58	$69.62
Jan - Mar	2026	Swap	2,000	WTI Cushing	$63.14	$—	$—
Apr - Jun	2026	Costless Collar	12,350	WTI Cushing	$—	$59.87	$66.82
Apr - Jun	2026	Swap	1,000	WTI Cushing	$63.25	$—	$—
Jul - Sep	2026	Costless Collar	12,000	WTI Cushing	$—	$59.83	$66.84
Jul - Sep	2026	Swap	1,000	WTI Cushing	$63.25	$—	$—
Oct – Dec	2026	Costless Collar	9,800	WTI Cushing	$—	$59.80	$65.31
Oct - Dec	2026	Swap	1,000	WTI Cushing	$63.25	$—	$—
Jan – Mar	2027	Costless Collar	8,900	WTI Cushing	$—	$59.78	$65.24
Jan - Mar	2027	Swap	1,000	WTI Cushing	$63.25	$—	$—
Apr – Jun	2027	Costless Collar	4,000	WTI Cushing	$—	$52.00	$62.85
Apr – Jun	2027	Swap	3,520	WTI Cushing	$58.00	$—	$—

Natural gas production derivatives. The Company sells its natural gas production at the tailgate of the gas processing plants and the sales contracts governing such natural gas production are correlated with HH natural gas prices. As such, the Company primarily uses HH derivative contracts to manage future natural gas price volatility.

The Company’s outstanding HH natural gas derivative instruments as of December 31, 2025 and the weighted average natural gas prices per MMBtu for those contracts are as follows:

Settlement Month	Settlement Year	Type of Contract	MMBtu Per Day	Index	Price per MMBtu
Natural Gas:
Jan – Mar	2026	Swap	30,000	HH	$4.39
Apr – Jun	2026	Swap	30,000	HH	$4.30
Jul – Sep	2026	Swap	30,000	HH	$4.30
Oct – Dec	2026	Swap	30,000	HH	$4.30
Jan – Mar	2027	Swap	19,667	HH	$4.30

Balance Sheet Offsetting of Derivative Assets and Liabilities.  The fair value of derivative instruments is generally determined using established index prices and other sources which are based upon, among other things, futures prices and time to maturity. While it is acceptable to record these fair values by netting asset and liability positions, including any deferred premiums, that are with the same counterparty and are subject to contractual terms which provide for net settlement, the Company elects to record them at the gross level showing assets and liabilities as if they were settled separately. See Note 4 – Fair Value Measurements for further details. Net derivative assets associated with the Company’s open commodity derivative instruments by counterparty are as follows (in thousands):

As of December 31, 2025
Fifth Third Bank, National Association	$25,075
Macquarie Bank Limited	6,495
Mercuria Energy Trading SA	1,461
$33,031

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

The changes in capitalized exploratory/extension well costs are as follows (in thousands):

	Year Ended December 31,
	2025	2024	2023
Beginning capitalized exploratory/extension well costs	$33,619	$40,888	$186,427
Additions to exploratory/extension well costs	145,679	162,190	527,502
Reclassification to proved properties	(152,089)	(169,230)	(673,041)
Exploratory/extension well costs charged to exploration and abandonment expense	(11,092)	(229)	—
Ending capitalized exploratory/extension well costs	$16,117	$33,619	$40,888

All capitalized exploratory/extension well costs have been capitalized for less than one year based on the date of drilling.

NOTE 7. Long-Term Debt

The components of long-term debt, including the effects of discounts and debt issuance costs, are as follows (in thousands):

	December 31,
	2025	2024
Term Loan Credit Agreement due 2028	$1,200,000	$1,080,000
Senior Credit Facility Agreement due 2028	—	—
Debt issuance costs, net (a)	(7,193)	(14,419)
Discounts, net (b)	—	(17,197)
Total debt	1,192,807	1,048,384
Less current maturities of long-term debt	(60,000)	(120,000)
Long-term debt, net	$1,132,807	$928,384

(a)	Debt issuance costs as of December 31, 2025 and 2024 consisted of $8.9 million and $25.1 million, respectively, in costs less accumulated amortization of $1.7 million and $10.7 million, respectively.
(b)	Discounts as of December 31, 2025 and 2024 consisted of zero and $30.0 million, respectively, in discounts less accumulated amortization of zero and $12.8 million, respectively.

Term Loan Credit Agreement. On September 12, 2023, the Company entered into a Term Loan Credit Agreement with Texas Capital Bank (“Texas Capital”) as the administrative agent and Chambers Energy Management, LP (“Chambers”) as collateral agent and lenders from time-to-time party thereto to establish a term loan (“Term Loan Credit Agreement”) in an aggregate principal amount of $1.2 billion, less a 2.5% original issue discount of $30.0 million at closing and customary debt issuance costs which totaled approximately $24.0 million. The Term Loan Credit Agreement was set to mature on September 30, 2026. On August 1, 2025, the Company entered into the First Term Loan Amendment whereby, among other things, (i) the maturity was extended to September 30, 2028, (ii) borrowings were upsized to $1.2 billion, providing additional liquidity, and (iii) the quarterly amortization payments of $30.0 million were deferred for one year such that they begin again in September 2026. As of December 31, 2025, $1.2 billion was outstanding under the Term Loan Credit Agreement. As a result of this amendment which was considered an extinguishment of debt, the Company recognized a loss on extinguishment of debt of $25.4 million consisting of (i) $11.5 million in unamortized discounts, (ii) $9.2 million in unamortized debt issuance costs and (iii) $4.7 million in premiums paid to those lenders that chose to exit the Term Loan Credit Agreement upon closing of the First Term Loan Amendment. Effective as of December 30, 2025, the Company entered into the Second Term Loan Amendment whereby, among other things, (i) the Company will be required to maintain an asset coverage ratio of not less than 1.00 to 1.00 for the Fourth Quarter of 2025 and the first quarter of 2026, representing a 0.25x decrease in the required ratio levels for such quarters, (ii) the Company will be required to maintain a total net leverage ratio of not greater than 2.50 to 1.00 for the fourth quarter of 2025 and the first quarter of 2026, representing a 0.50x increase in the required ratio levels for such quarters, (iii) the Company’s hedging obligations will be increased requiring it to maintain hedging agreements with respect to 75% of its proved developed producing oil production for the period from April 1, 2026 to March 31, 2027 and 60% of its proved developed producing oil production for the period from April 1, 2027 to September 30, 2027, in each case as provided in the January 1, 2026 reserve report and (iv) the Company will be prohibited from making quarterly dividends on its common stock until September 30, 2026. For the second quarter of 2026 and quarterly periods ending thereafter, the required asset coverage ratio and total net leverage ratio levels will reset to the levels in effect for such quarters prior to these amendments. Loans under the Term Loan Credit Agreement bear interest at a rate per annum equal to the Adjusted Term SOFR (as defined in the Term Loan Credit Agreement) plus an applicable margin of 7.50%. To the extent a payment or other event of default exists and is continuing, at the election of the Required Lenders (as defined in the Term Loan Credit Agreement), all amounts outstanding under the Term Loan Credit Agreement will bear interest at 2.00% per annum above the rate otherwise applicable thereto. The Company is able to repay any amounts borrowed prior to the maturity date without premium or penalty. The Term Loan Credit Agreement is guaranteed by the Company and certain of its subsidiaries and is secured by a first-lien second-out security interest in substantially all assets of the Company and certain of its subsidiaries, which will require the Company to comply with an asset coverage ratio of not less than 1.25:1.00 for the fiscal quarter ending June 30, 2026 and 1.50:1.00 for fiscal quarters ending thereafter and a total net leverage ratio of not greater than 2.00:1.00 for the  fiscal quarter ending June 30, 2026 and fiscal quarters ending thereafter.

The Term Loan Credit Agreement contains customary restrictive covenants that limit the ability of the Company and its restricted subsidiaries to, among other things, incur additional indebtedness (with exceptions permitting, among other things, the incurrence of a super priority revolving credit facility, subject to a cap of $100 million), incur additional liens, make investments and loans, enter into mergers and acquisitions, make dividends and certain other payments, enter into certain hedging transactions, sell assets, engage in transactions with affiliates and make certain capital expenditures.

In addition, the Term Loan Credit Agreement contains customary mandatory prepayments, in addition to quarterly scheduled amortization payments of $30.0 million referenced above, consisting of prepayments with proceeds of prohibited indebtedness and asset sales (including hedge terminations) in excess of $20.0 million in any calendar year, and prepayments with a percentage of Excess Cash Flow (as defined in the Term Loan Credit Agreement) equal to 0%, 25% or 50% based on a total net leverage ratio to the extent pro forma for any such payment, the aggregate cash and cash equivalents of the Company and its restricted subsidiaries would not be less than $100.0 million as of the date of such payment (with no such excess cash flow prepayments made as of December 31, 2025). The Term Loan Credit Agreement is subject to customary events of default, including upon the occurrence of a change in control. If an event of default occurs and is continuing, the collateral agent or the majority lenders may accelerate any amounts outstanding and terminate lender commitments.

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

Senior Credit Facility Agreement. On November 1, 2023, the Company entered into a credit agreement with Fifth Third Bank, National Association (“Fifth Third”) as the administrative agent and as the collateral agent, together with a number of other banks and financial institutions party thereto, to establish a senior revolving credit facility (“Senior Credit Facility Agreement”). The Senior Credit Facility Agreement has aggregate maximum commitments of $100.0 million. On August 1, 2025, the Company entered into the Second Facility Amendment which, among other things, extended the maturity date to September 30, 2028, which was not considered an extinguishment of debt. As of December 31, 2025, the balance due under the Senior Credit Facility Agreement was zero. Loans under the Senior Credit Facility Agreement bear interest at either the Adjusted Term SOFR (as defined in the Senior Credit Facility Agreement) or the Base Rate (as defined in the Senior Credit Facility Agreement) at the Company’s option, plus an applicable margin ranging (i) for Adjusted Term SOFR loans, from 4.00% to 5.00%, and (ii) for Base Rate loans, from 3.00% to 4.00%, in each case calculated based on the ratio at such time of the outstanding principal loan amounts to the aggregate amount of lenders’ commitments. To the extent that a payment or other event of default exists and is continuing, at the election of the Required Lenders (as defined in the Senior Credit Facility Agreement), all amounts outstanding under the Senior Credit Facility Agreement will bear interest at 2.00% per annum above the rate otherwise applicable thereto. Effective as of December 30, 2025, the Company entered into the Third Facility Amendment whereby, among other things, (i) the Company will be required to maintain an asset coverage ratio of not less than 1.00 to 1.00 for the fourth quarter of 2025 and the first quarter of 2026, representing a 0.25x decrease in the required ratio levels for such quarters, (ii) the Company will be required to maintain a total net leverage ratio of not greater than 2.50 to 1.00 for the fourth quarter of 2025 and the first quarter of 2026, representing a 0.50x increase in the required ratio levels for such quarters, (iii) the Company’s hedging obligations will be increased requiring it to maintain hedging agreements with respect to 75% of its proved developed producing oil production for the period from April 1, 2026 to March 31, 2027 and 60% of its proved developed producing oil production for the period from April 1, 2027 to September 30, 2027, in each case as provided in the January 1, 2026 reserve report and (iv) the Company will be prohibited from making quarterly dividends on its common stock until September 30, 2026. For the second quarter of 2026 and quarterly periods ending thereafter, the required asset coverage ratio and total net leverage ratio levels will reset to the levels in effect for such quarters prior to these amendments. The Company is able to repay any amounts borrowed prior to the maturity date without premium or penalty. The Senior Credit Facility Agreement is guaranteed by the Company and certain of its subsidiaries and is secured by a first-lien first-out security interest in substantially all assets of the Company and certain of its subsidiaries.

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

Asset retirement obligations activity is as follows (in thousands):

	Year Ended December 31,
	2025	2024	2023
Beginning asset retirement obligations	$14,750	$13,245	$7,502
Liabilities incurred from new wells	873	747	445
Liabilities assumed in acquisitions	—	—	2,638
Liabilities divested	(754)	(208)	(81)
Revision of estimates (a)	—	—	2,219
Accretion of discount	1,075	966	522
Ending asset retirement obligations	$15,944	$14,750	$13,245

(a)	The revisions to the Company’s asset retirement obligation estimates are primarily due to changes in the ultimate expected useful lives of the properties.

As of December 31, 2025 and 2024, all asset retirement obligations are considered noncurrent and classified as such in the accompanying consolidated balance sheets.

NOTE 9. Incentive Plans

401(k) Plan. The HighPeak Energy Employees, Inc 401(k) Plan (the “401(k) Plan”) is a defined contribution plan established under Section 401 of the Internal Revenue Code of 1986, as amended (the “Code”). All regular full-time and part-time employees of the Company are eligible to participate in the 401(k) Plan after three continuous months of employment with the Company. Participants may contribute up to 80 percent of their annual base salary into the 401(k) Plan. Matching contributions are made to the 401(k) Plan in cash by the Company in amounts equal to 100 percent of a participant’s contributions to the 401(k) Plan of up to four percent of the participant’s annual base salary (the “Matching Contributions”). Each participant’s account is credited with the participant’s contributions, the Matching Contributions and allocations of the 401(k) Plan’s earnings. Participants are fully vested in their account balances at their eligibility date. During the years ended December 31, 2025, 2024 and 2023, the Company contributed $341,000, $353,000 and $218,000 to the 401(k) Plan, respectively.

Long-Term Incentive Plan. The Company’s Second Amended & Restated Long Term Incentive Plan (“LTIP”) provides for the grant of stock options, restricted stock, stock awards, dividend equivalents, cash awards and substitute awards to officers, employees, directors and consultants of the Company. The number of shares available for grant pursuant to awards under the LTIP as of December 31, 2025 and 2024 are as follows:

	December 31,
	2025	2024
Approved and authorized shares	16,284,491	16,414,015
Shares subject to awards issued under plan	(15,134,295)	(15,808,671)
Shares available for future grant	1,150,196	605,344

Stock options. Stock option awards were granted to employees on August 24, 2020, November 4, 2021, May 4, 2022, August 15, 2022 and July 21, 2023. Stock-based compensation expense related to the Company’s stock option awards for the years ended December 31, 2025, 2024 and 2023 was negative $109,000 due to certain forfeitures, $86,000 and $11.0 million, respectively, and as of December 31, 2025 there was no unrecognized stock-based compensation expense related to unvested stock option awards. The 1,949,000 stock options granted in July 2023 were 100% vested upon grant on July 21, 2023. However, to encourage long-term alignment with the Company stockholders, the stock options are not exercisable until the earlier of (i) August 31, 2026, (ii) upon a change in control or (iii) upon the death or disability of the grantee.

The Company estimates the fair value of stock options granted on the grant date using a Black-Scholes option valuation model, which requires the Company to make several assumptions. In 2025, the Company approved an extension of the expiration term for certain outstanding stock options, lengthening the window to exercise those awards, and the table below reflects such extension. The expected term of the stock options granted was determined based on the simplified method of the midpoint between the vesting dates and the contractual term of the stock options. The risk-free interest rate is based on the U.S. treasury yield curve rate for the expected term of the stock option at the date of grant and the volatility was based on the volatility of either an index of exploration and production crude oil and natural gas companies or on a peer group of companies with similar characteristics of the Company on the date of grant since the Company had minimal or did not have any trading history. More detailed stock options activity and details are as follows:

	Stock Options	Average Exercise Price	Remaining Term in Years	Intrinsic Value (in thousands)
Outstanding at December 31, 2022	11,517,228	$12.20	7.9	$128,429
Awards granted	1,949,000	$10.50
Exercised	(11,834)	$12.52
Forfeitures	(5,333)	$24.83
Outstanding at December 31, 2023	13,449,061	$11.95	6.3	$47,672
Forfeitures	(4,999)	$24.83
Outstanding at December 31, 2024	13,444,062	$11.95	5.3	$53,093
Forfeitures	(739,168)	$24.99
Outstanding at December 31, 2025	12,704,894	$11.19	4.2	$—

Vested at December 31, 2024	13,444,062	$11.95	5.3	$53,093
Exercisable at December 31, 2024	11,495,062	$12.19	5.9	$44,907

Vested at December 31, 2025	12,704,894	$11.19	4.2	$—
Exercisable at December 31, 2025	10,755,894	$11.31	4.8	$—

Restricted stock issued to employee members of the Board and certain employees. A total of 1,500,500 shares of restricted stock was approved by the Board to be granted to certain employee members of the Board of the Company on November 4, 2021, which were scheduled to vest on the three-year anniversary of such grant assuming the employees remain in his or her position as of the anniversary date. Therefore, stock-based compensation expense of $6.0 million, $7.2 million and $7.2 million was recognized during the years ended December 31, 2024, 2023 and 2022, respectively, which was based upon the closing price of the stock on the date of the restricted stock issuance. The Board also cancelled the previously issued equity-based liability bonuses and approved a total of 600,000 shares of restricted stock to be granted to certain employees of the Company on June 1, 2022, which were scheduled to vest on November 4, 2024, assuming the employees remain in his or her position as of that date and cancelled certain contractual equity-based bonuses to such employees. Therefore, stock-based compensation expense of $5.9 million, $7.0 million and $7.3 million was recognized during the years ended December 31, 2024, 2023 and 2022, respectively, which was based upon the closing price of the stock on the date of the restricted stock issuance. On October 31, 2024, the vesting date for the aforementioned 2,100,500 shares of restricted stock was extended from November 4, 2024 to December 31, 2025 to ensure said restricted stock would continue to provide retention value to the Company. There is no excess stock-based compensation expense as the closing price on the modification date was lower than the original grant dates. On September 15, 2025, the Company’s Chief Executive Officer retired and in conjunction with said retirement, the 1,385,500 shares of restricted stock issued to him vested immediately. As a result, 545,195 shares were withheld and cancelled in lieu of $3.8 million in cash taxes withheld and paid by the Company on his behalf. On December 31, 2025, the remaining 715,000 shares of restricted stock issued to certain other employees became vested. As a result, 256,989 shares were withheld and cancelled in lieu of $1.2 million in cash taxes withheld and paid by the Company on their behalf.

Stock issued to outside directors. A total of 64,792 shares of restricted stock was approved by the Board to be granted to the outside directors of the Company on June 3, 2025, which will vest at the next annual meeting, assuming the Board members maintain their positions on the Board. Therefore, stock-based compensation expense of $413,000 was recognized during the year ended December 31, 2025 and the remaining $295,000 will be recognized through May 2026, which was based upon the closing price of the stock on the date of the restricted stock issuance. In addition, a total of 53,879 shares of restricted stock was approved by the Board to be granted to the outside directors of the Company on June 4, 2024, which vested in June 2025. Therefore, stock-based compensation expense of $316,000 and $442,000 was recognized during the years ended December 31, 2025 and 2024, respectively, which was based upon the closing price of the stock on the date of the restricted stock issuance. Also, a total of 58,767 shares of restricted stock was approved by the Board to be granted to the outside directors of the Company on June 1, 2023, which vested in June 2024. Therefore, stock-based compensation expense of $316,000 and $442,000 was recognized during the years ended December 31, 2024 and 2023, respectively, which was based upon the closing price of the stock on the date of the restricted stock issuance. Finally, a total of 21,184 shares of restricted stock was approved by the Board to be granted to the outside directors of the Company on June 1, 2022, which vested during the second quarter of 2023. Therefore, stock-based compensation expense of $305,000 was recognized during the year ended December 31, 2023, which was based upon the closing price of the stock on the date of the restricted stock issuance.

NOTE 10. Commitments and Contingencies

Leases. The Company follows ASC Topic 842, “Leases” to account for its operating and finance leases. Therefore, as of December 31, 2025, the Company had right-of-use assets totaling $957,000 included in other noncurrent assets and operating lease liabilities totaling $987,000, $845,000 of which are included in current liabilities and $142,000 of which are included in noncurrent liabilities, and as of December 31, 2024 the Company had right-of-use assets totaling $1.4 million included in other noncurrent assets and operating lease liabilities totaling $1.4 million, $719,000 of which are included in current liabilities and $670,000 of which are included in noncurrent liabilities on the accompanying consolidated balance sheets. The Company does not currently have any finance right-of-use leases. Maturities of the operating lease obligations are as follows (in thousands):

December 31, 2025
2026	$888
2027	118
2028	31
Total	1,037
Less present value discount	(50)
Present value of lease liabilities	$987

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

Crude oil delivery commitments. In September 2024, the Company entered into an amended and restated crude oil marketing contract with DK Trading & Supply, LLC (“Delek”) as the purchaser and DKL Permian Gathering, LLC (“DKL”) as the gatherer and transporter. The contract includes the Company’s current and future crude oil production from the majority of its horizontal wells in Flat Top and Signal Peak where DKL is continually constructing a crude oil gathering system and custody transfer meters to most of the Company’s central tank batteries. The contract contains a minimum volume commitment commencing May 2024 that totals $138.7 million based on the gross piped barrels delivered of 23,500 Bopd for the first ten years of the contract at a certain amount per barrel escalating throughout the term of the contract. However, the Company generally has the ability under the contract to cumulatively bank dollars based on excess volumes delivered to offset the minimum volume commitment. For the period from May 1, 2024 to December 31, 2025, the Company has delivered approximately 31,594 Bopd under the contract. The remaining monetary commitment as of December 31, 2025, if the Company never delivers any additional volumes under the agreement, is approximately $115.9 million.

Natural gas gathering and treating agreement. In June 2024, the Company entered into a natural gas gathering and treating agreement to gather certain natural gas in its Signal Peak area. Pursuant to said agreement, the Company has agreed to fund certain aid-in-construction costs totaling $21.9 million and $5.4 million during the years ended December 31, 2025 and 2024, respectively. In addition, throughout the first quarter of 2026, the Company has a remaining commitment under the contract of $5.3 million as certain milestones are attained. The agreement does not contain any minimum volume commitments.

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

NOTE 11. Related Party Transactions

Retirement of Jack Hightower. On September 16, 2025, the Company announced Mr. Jack Hightower’s retirement and resignation from his role as Chief Executive Officer and Chairman of the Board of the Company, effective as of September 15, 2025 (the “Separation Date”). In connection with Mr. Hightower’s notice of retirement and resignation from employment with the Company and his resignation from the Board, the Company entered into a Separation Agreement and General Release of Claims with Mr. Hightower on September 15, 2025 (the “Separation Agreement”), pursuant to which Mr. Hightower released the Company and its affiliates from certain liabilities and agrees to certain restrictive covenants. The Company, in turn, released Mr. Hightower from certain liabilities and provided Mr. Hightower with certain payments and benefits pursuant to the terms and conditions of the Separation Agreement, which, among other things, modified the benefits provided under Mr. Hightower’s outstanding equity awards, namely, his outstanding stock option grant notices and agreements, dated August 24, 2020, November 4, 2021, May 4, 2022, and August 15, 2022, respectively (the “Stock Option Agreements”), and his certain restricted stock agreement and the amendment thereto, dated November 4, 2021 and October 31, 2024, respectively (the “Restricted Stock Agreement”). The Separation Agreement provided for (i) Mr. Hightower’s 1,385,500 unvested shares outstanding under the Restricted Stock Agreement to fully vest as of the Separation Date; (ii)  extending the period in which Mr. Hightower may exercise the stock options pursuant to the 2020 and 2021 Stock Option Agreements such that the stock options pursuant to such agreements remains exercisable by Mr. Hightower until the date that is twelve (12) months following the Separation Date; (iii) forfeiture by Mr. Hightower of the right to exercise the outstanding stock options granted pursuant to the 2022 Stock Option Agreements as of the Separation Date; (iv) a cash separation payment to Mr. Hightower in the amount of $2,400,000, payable on the Company’s next regularly scheduled payroll date after the Separation Date and (v) the registration of Mr. Hightower’s 1,532,478 founder’s shares as soon as reasonably possible following the Separation Date.

Underwritten Equity Offering. In connection with the Company’s underwritten equity offering in July 2023, certain of the Company’s stockholders, John Paul DeJoria Family Trust and Jack Hightower, the Company’s former Chairman and Chief Executive Officer, and entities and individuals associated with them, purchased an aggregate of approximately 10 million shares of common stock in the offering at the public offering price per share. In connection therewith, the Underwriter received a reduced underwriting discount on such shares purchased by these persons or entities compared with other shares sold to the public in the offering.

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

In May 2022, the Company entered into an agreement with Pilot to utilize Pilot’s proprietary water treatment technology in the Company’s Flat Top area to treat produced water such that it can be reused in the Company’s completion operations or sold to third parties for their completion operations. During the one-year term of the agreement, beginning on October 1, 2022, the Company agreed to a minimum volume commitment of 29.2 million barrels of produced water while maintaining the ability to bank excess produced water processed each month toward the minimum volume commitment. During the years ended December 31, 2025, 2024 and 2023, the Company paid zero, zero and $1.5 million, respectively, to Pilot for such services. In April 2023, the Company terminated the contract with Pilot in exchange for $6.5 million that was charged to other expense in the accompanying consolidated statements of operations during the year ended December 31, 2023.

NOTE 12. Major Customers

Delek accounted for approximately 82%, 76% and 82% of the Company’s revenues during the years ended December 31, 2025, 2024 and 2023, respectively. In addition, Energy Transfer Crude Marketing, LLC (“ETC”) accounted for approximately 8%, 18% and 14% of the Company’s revenues during the years ended December 31, 2025, 2024 and 2023, respectively. Based on the current demand for crude oil and natural gas and the availability of other purchasers, management believes the loss of these major purchasers would not have a material adverse effect on our financial condition and results of operations because crude oil and natural gas are fungible products with well-established markets and numerous purchasers.

NOTE 13. Income Taxes

Income Tax Expense

The following table presents the Company’s income tax expense (in thousands):

	Year Ended December 31,
	2025	2024	2023
Current income tax (benefit) expense:
Federal	$(17)	$52	$—
State	(16)	469	—
Total current income tax (benefit) expense	(33)	521	—
Deferred income tax expense:
Federal	6,167	33,945	63,002
State	1,071	1,585	2,903
Deferred income tax expense	7,238	35,330	65,905
Income tax expense	$7,205	$35,851	$65,905

The income tax expense differed from the amounts computed by applying the U.S. federal income tax rate to earnings before income taxes as a result of the following (in thousands, except rate):

	Year Ended December 31,
	2025		2024		2023
Income tax expense at U.S. federal statutory rate	$5,495	21%	$27,493	21%	$59,172	21%
State income tax, net of federal income tax effect (1)	1,059	4	1,955	1	2,903	1
Tax Credits	—	—	—	—	—	—
Changes in valuation allowances	—	—	—	—	—	—
Nontaxable or nondeductible items:
Limited tax benefit due to compensation	369	2	3,388	3	3,811	1
Other	26	—	16	—	19	—
Changes in unrecognized tax benefits
162m stock compensation limitation	—	—	2,999	2	—	—
Other, net	256	1	—	—	—	—
Income tax expense	$7,205	28%	$35,851	27%	$65,905	23%

(1)	State taxes in Texas make up 100% of the tax effect of this category.

Income taxes were paid in the following jurisdictions (in thousands):

Year Ended December 31, 2025
Federal	$33
State	465
Total income taxes paid	$498

On July 4, 2025, the “One Big Beautiful Bill” (“OBBB”) was signed into law. The OBBB is a significant piece of tax legislation that includes provisions that restore 100% bonus depreciation under section 168(k) for certain property place in service after January 19, 2025, allow for the expensing of domestic R&D expenditures beginning in 2025, and allow for the deduction of intangible drilling costs as part of the computation of the corporate alternative minimum tax beginning in 2026. The OBBB did not have a significant impact on the Company’s 2025 income tax expense.

Deferred Tax Assets and Liabilities

The following table presents the tax effects of temporary differences that give rise to the Company’s deferred tax assets and liabilities (in thousands):

	December 31,
	2025	2024
Deferred tax assets:
Interest expense limitations	$94,623	$73,013
Net operating loss carryforwards	28,360	13,089
Stock-based compensation	3,322	3,351
Other	44	35
Less: Valuation allowance	—	—
Deferred tax assets	126,349	89,488
Deferred tax liabilities:
Crude oil and natural gas properties, principally due to differences in basis and depreciation and the deduction of intangible drilling costs for tax purposes	(358,853)	(321,411)
Unrecognized derivative gains, net	(7,132)	(475)
Deferred tax liabilities	(365,985)	(321,886)
Net deferred tax liabilities	$(239,636)	$(232,398)

As required by ASC Topic 740, “Income Taxes,” (“ASC 740”) the Company uses reasonable judgments and makes estimates and assumptions related to evaluating the probability of uncertain tax positions. The Company bases its estimates and assumptions on the potential liability related to an assessment of whether the income tax position will “more likely than not” be sustained in an income tax audit. Based on that analysis, the Company believes the Company has not taken any material uncertain tax positions, and therefore has not recorded an income tax liability related to uncertain tax positions. However, if actual results materially differ, the Company’s effective income tax rate and cash flows could be affected in the period of discovery or resolution. The Company also reviews the estimates and assumptions used in evaluating the probability of realizing the future benefits of the Company’s deferred tax assets and records a valuation allowance when the Company believes that a portion or all the deferred tax assets may not be realized. If the Company is unable to realize the expected future benefits of its deferred tax assets, the Company is required to provide a valuation allowance. The Company uses its history and experience, overall profitability, future management plans, tax planning strategies, and current economic information to evaluate the amount of valuation allowance to record. As of December 31, 2025 and 2024, the Company had not recorded a valuation allowance for deferred tax assets arising from its operations because the Company believed they met the “more likely than not” criteria as defined by the recognition and measurement provisions of ASC 740. The Company reversed a portion of its deferred tax asset related to stock-based compensation based on the assumption that the tax deduction will be subject to IRC Section 162(m) limits when the stock options are exercised and the restricted stock vests. IRC Section 162(m) limits compensation deductions to $1.0 million per year for certain Company executives. This resulted in a $3.0 million reduction in the deferred tax asset and increased the amount of income tax expense realized during the year ended December 31, 2024.

The Company is also subject to Texas margin tax. The Company realized a benefit of $16,000 and an expense of $469,000 in current Texas margin tax in the accompanying consolidated financial statements for the years ended December 31, 2025 and 2024, respectively, and zero for the year ended December 31, 2023 as the Company did not owe any Texas margin tax for 2023. The Company has recognized a net deferred Texas margin tax liability of $9.7 million and $8.6 million as of December 31, 2025 and 2024, respectively, in the accompanying consolidated balance sheets.

In addition to the provision for income taxes, the Company recognized and paid an excise tax of 1% on its stock repurchases during the year ended December 31, 2024 of $351,000 recognized as part of the cost basis of the stock repurchased in the condensed consolidated statements of changes in stockholders’ equity.

NOTE 14. (Losses) Earnings Per Share

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

The following table reconciles the Company’s (losses) earnings from operations and (losses) earnings attributable to common stockholders to the basic and diluted (losses) earnings used to determine the Company’s (losses) earnings per share amounts for the years ended December 31, 2025, 2024 and 2023 under the two-class method (in thousands):

	Year Ended December 31,
	2025	2024	2023
Net income as reported	$18,963	$95,069	$215,866
Participating basic earnings (a)	(2,094)	(9,155)	(21,890)
Basic (losses) earnings attributable to common stockholders	16,869	85,914	193,976
Reallocation of participating earnings	302	108	334
Diluted net (loss) income attributable to common stockholders	$17,171	$86,022	$194,310

Basic weighted average shares outstanding	125,265	125,281	117,956
Dilutive warrants and unvested stock options	—	1,770	2,905
Dilutive unvested restricted stock	65	2,154	2,159
Diluted weighted average shares outstanding	125,330	129,205	123,020

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

NOTE 15. Stockholders’ Equity

Stock Repurchase Program. In February 2024, the Company’s board of directors approved a common stock repurchase program to acquire up to $75.0 million of the Company’s outstanding common stock, excluding excise taxes and other expenses, which expired on December 31, 2025. Purchases under the repurchase program could have been made from time to time in open market or privately negotiated transactions, and are subject to market conditions, applicable legal requirements, contractual obligations and other factors. The repurchase program did not require the Company to acquire any specific number of shares. This repurchase program has expired, but may be reimplemented by the board of directors at any time. During the years ended December 31, 2025 and 2024, the Company repurchased zero and 2,407,421, respectively, shares of common stock that were cancelled and terminated for a total of approximately zero and $35.1 million, respectively.

Issuance of Common Stock. During the years ended December 31, 2025 and 2024, the Company issued 64,792 and 53,879 shares, respectively, of restricted stock to outside directors and 60 and 55 shares of HighPeak Energy common stock, respectively, as a result of warrants being exercised. In July 2023, the Company issued 14,835,000 shares of its common stock in a public offering discussed below. The remaining 420,896 shares of HighPeak Energy common stock issued during the year ended December 31, 2023 were the result of warrants (350,295 shares) being exercised, the issuance of restricted stock (58,767 shares) to outside directors and stock options (11,834 shares) being exercised.

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

Dividends and dividend equivalents. In November 2025, the Board declared a quarterly dividend of $0.04 per share of common stock outstanding which resulted in a total of $5.0 million in dividends being paid in December 2025. In addition, under the terms of the LTIP, the Company paid a dividend equivalent per share to all vested stock option holders of $502,000 in December 2025. In addition, the Company accrued an additional combined $3,000 in dividends on the restricted stock issued to outside directors that will be payable upon vesting. Also, simultaneously with the vesting of restricted stock previously issued to management directors and certain employees, previously accrued $372,000 in dividends were paid on that date.

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

Outstanding Securities. At December 31, 2025 and 2024, the Company had 125,330,104 and 126,067,436 shares of common stock outstanding, respectively, and zero and 7,934,977 warrants outstanding, respectively, with an exercise price of $11.50 per share. All of the Company’s outstanding warrants expired on August 21, 2025.

NOTE 16. Subsequent Events

Issuance of restricted stock. In January 2026, the Company issued 1,028,000 shares of restricted stock to certain employees of the Company which will vest pro-rata over the next three years.

Crude oil derivative financial instruments. Subsequent to December 31, 2025, the Company entered into the following additional crude oil derivative financial instruments:

Settlement Month	Settlement Year	Type of Contract	Bbls Per Day	Index	Swap Price per Bbl	Costless Collar Floor Price per Bbl	Costless Collar Ceiling Price per Bbl
Crude Oil:
Jan – Mar	2026	Swap	3,139	WTI Cushing	$62.16	$—	$—
Jan – Mar	2026	Basis Swap	689	Argus WTI Midland	$0.92	$—	$—
Apr – Jun	2026	Swap	9,000	WTI Cushing	$65.09	$—	$—
Apr – Jun	2026	Roll Swap	10,000	NYMEX WTI Roll	$4.04	$—	$—
Apr – Jun	2026	Basis Swap	5,000	Argus WTI Midland	$1.01	$—	$—
Jul – Sep	2026	Swap	4,000	WTI Cushing	$63.50	$—	$—
Jul – Sep	2026	Roll Swap	10,000	NYMEX WTI Roll	$4.04	$—	$—
Jul – Sep	2026	Basis Swap	5,000	Argus WTI Midland	$1.01	$—	$—
Oct – Dec	2026	Swap	4,000	WTI Cushing	$63.50	$—	$—
Oct – Dec	2026	Roll Swap	10,000	NYMEX WTI Roll	$4.04	$—	$—
Oct – Dec	2026	Basis Swap	5,000	Argus WTI Midland	$1.01	$—	$—
Jan – Mar	2027	Swap	3,400	WTI Cushing	$61.81	$—	$—
Jan – Mar	2027	Basis Swap	10,000	Argus WTI Midland	$1.00	$—	—
Apr – Jun	2027	Swap	2,950	WTI Cushing	$61.52	$—	$—
Apr – Jun	2027	Basis Swap	10,000	Argus WTI Midland	$1.00	$—	$—
Jul – Sep	2027	Swap	8,950	WTI Cushing	$61.46	$—	$—
Jul – Sep	2027	Basis Swap	10,000	Argus WTI Midland	$1.00	$—	$—
Oct – Dec	2027	Basis Swap	10,000	Argus WTI Midland	$1.00	$—	$—

Natural gas derivative financial instruments. In January 2026, the Company entered into the following additional natural gas derivative financial instruments:

Settlement Month	Settlement Year	Type of Contract	MMBtu Per Day	Index	Price per MMBtu
Natural Gas:
Jan – Mar	2026	Swap	1,556	HH	$7.24

NOTE 17 – Supplemental Crude Oil and Natural Gas Disclosures (Unaudited)

The Company only has one reportable operating segment, which is crude oil and natural gas development, exploration and production in the U.S.

Net Capitalized Costs

The following table reflects the capitalized costs of crude oil and natural gas properties and the related accumulated depletion (in thousands):

	December 31,
	2025	2024
Proved properties	$4,477,368	$3,959,545
Unproved properties	59,285	70,868
Total capitalized costs	4,536,653	4,030,413
Less: accumulated depletion	(1,606,217)	(1,184,684)
Net capitalized costs	$2,930,436	$2,845,729

Cost Incurred in Crude Oil and Natural Gas Property Acquisition, Exploration and Development

The following table reflects costs incurred in crude oil and natural gas property acquisition, development and exploratory activities (in thousands):

	Year Ended December 31,
	2025	2024	2023
Acquisition costs:
Proved properties	$—	$385	$3,308
Unproved properties	6,724	14,459	11,777
Total acquisition costs	6,724	14,844	15,085
Exploration costs	145,679	162,223	527,502
Development costs	366,084	442,076	481,528
Crude oil and natural gas expenditures	518,487	619,143	1,024,115
Asset retirement obligations, net	3,823	1,068	6,048
Total costs incurred	$522,310	$620,211	$1,030,163

Results of Operations for Crude Oil, NGL and Natural Gas Producing Activities

The following table reflects the Company’s results of operations for crude oil, NGL and natural gas producing activities (in thousands):

	Year Ended December 31,
	2025	2024	2023
Crude oil, NGL and natural gas sales	$863,359	$1,117,175	$1,131,131
Lease operating expenses	139,492	132,244	145,362
Gathering, processing and transportation	68,401	47,761	19,838
Production and ad valorem taxes	37,224	59,677	58,472
Exploration and abandonment expense	16,685	1,476	5,234
Depletion, depreciation and amortization expense	421,776	500,752	424,424
Accretion of discount on asset retirement obligations	1,075	966	522
Income tax expense	37,528	78,603	100,229
Results of operations from crude oil and natural gas production activities	$141,178	$295,696	$377,050

Crude Oil, NGL and Natural Gas Reserves

Proved reserves were estimated in accordance with guidelines established by the SEC, which require that reserve estimates be prepared under existing economic and operating conditions based upon the 12-month unweighted average of the first day of the month spot prices prior to the end of the reporting period. These prices as of December 31, 2025, 2024 and 2023 were $65.34, $75.48 and $78.22 per barrel for crude oil and NGL and $3.387, $2.130 and $2.637 per MMBtu for natural gas, respectively. The estimated realized prices used in computing the Company’s reserves as of December 31, 2025 were as follows: (i) $65.32 per barrel of crude oil, (ii) $3.20 per barrel of NGL, and (iii) $0.795 per Mcf of natural gas. The estimated realized prices used in computing the Company’s reserves as of December 31, 2024 were as follows: (i) $75.56 per barrel of crude oil, (ii) $20.53 per barrel of NGL, and (iii) $0.072 per Mcf of natural gas. The estimated realized prices used in computing the Company’s reserves as of December 31, 2023 were as follows: (i) $78.13 per barrel of crude oil, (ii) $17.33 per barrel of NGL, and (iii) $0.198 per Mcf of natural gas. All prices are net of adjustments for regional basis differentials, treating costs, transportation, gas shrinkage, gas heating value (BTU content) and/or crude quality and gravity adjustments.

The proved reserve estimates as of December 31, 2025, 2024 and 2023 were prepared by Cawley, Gillespie & Associates, Inc. (“CG&A”), independent reserve engineers, and reflect the Company’s current development plans. All estimates of proved reserves are determined according to the rules prescribed by the SEC in existence at the time estimates were made. These rules require that the standard of “reasonable certainty” be applied to proved reserve estimates, which is defined as having a high degree of confidence that the quantities will be recovered. A high degree of confidence exists if the quantity is much more likely to be achieved than not, and, as more technical and economic data becomes available, a positive or upward revision or no revision is much more likely than a negative or downward revision. Estimates are subject to revision based upon a number of factors, including many factors beyond the Company’s control, such as reservoir performance, prices, economic conditions, and government restrictions. In addition, results of drilling, testing, and production subsequent to the date of an estimate may justify revision of that estimate.

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

The following table reflects changes in proved reserves during the periods indicated:

	Crude Oil (MBbl)	NGL (MBbl)	Natural Gas (MMcf)	Total (MBoe)
Proved Reserves on December 31, 2022	98,816	14,369	58,638	122,958
Extensions and discoveries	54,137	6,456	27,330	65,148
Purchase of reserves-in-place	89	47	208	171
Sales of reserves-in-place	(1,171)	(127)	(531)	(1,387)
Revisions of previous estimates	(18,432)	898	8,644	(16,093)
Production	(13,885)	(1,547)	(7,218)	(16,635)
Proved Reserves on December 31, 2023	119,554	20,096	87,071	154,162
Extensions and discoveries	34,971	5,387	28,476	45,104
Revisions of previous estimates	(5,378)	10,919	74,854	18,017
Production	(13,876)	(2,284)	(12,747)	(18,285)
Proved Reserves on December 31, 2024	135,271	34,118	177,654	198,998
Extensions and discoveries	14,045	2,467	14,052	18,854
Sales of reserves-in-place	(20)	(1)	(4)	(22)
Revisions of previous estimates	(23,086)	(3,245)	119	(26,311)
Production	(12,012)	(2,895)	(16,327)	(17,628)
Proved Reserves on December 31, 2025	114,198	30,444	175,494	173,891

On December 31, 2025, the Company had approximately 173,891 MBoe of proved reserves. For the year ended December 31, 2025, extensions and discoveries increased proved reserves by 18,854 MBoe as a result of; (i) drilling 17 gross (17.0 net) exploratory/extension wells that were on production as of December 31, 2025, (ii) 14 gross (14.0 net) exploratory/extension wells that were in the final stages of completion as of December 31, 2025, and (iii) the addition of 24 gross (24.0 net) PUDs. Downward revisions of previous estimates of 26,311 MBoe for the year ended December 31, 2025 were the result of negative revisions of approximately 10,767 MBoe primarily due to technical revisions attributable to decreased well performance and adjustments to our estimates, approximately 8,970 MBoe primarily related to decreases in crude oil and NGL realized prices, 6,488 MBoe of reserves that were reclassified to unproved reserves due to changes made to our development plan and approximately 86 MBoe primarily due to increased forecasted operating expenses. In addition to the aforementioned net decrease in proved reserves was 17,628 MBoe in production during the year ended December 31, 2025. The Company also sold small interests in a few old vertical wells outside of its core area during the year ended December 31, 2025 further reducing proved reserves by 22 Mboe.  The Company’s current development plan reflects allocation of capital with a focus on efficiencies, recoveries and rates of return.

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

The following table sets forth the Company’s estimated quantities of proved developed and proved undeveloped crude oil, NGL and natural gas reserves:

	December 31,
	2025	2024	2023
Proved Developed Reserves (1)
Crude oil (MBbl)	55,092	65,632	58,631
NGL (MBbl)	20,941	22,753	12,183
Natural gas (MMcf)	120,566	118,402	52,671
Total (MBoe)	96,127	108,119	79,593
Proved Undeveloped Reserves
Crude oil (MBbl)	59,106	69,639	60,923
NGL (MBbl)	9,503	11,365	7,913
Natural gas (MMcf)	54,928	59,252	34,400
Total (MBoe)	77,764	90,879	74,569
Total Proved Reserves
Crude oil (MBbl)	114,198	135,271	119,554
NGL (MBbl)	30,444	34,118	20,096
Natural gas (MMcf)	175,494	177,654	87,071
Total (MBoe)	173,891	198,998	154,162

(1)

As of December 31, 2025, 2024 and 2023, proved developed reserves includes proved developed non-producing reserves of 5,554, 6,239 and 4,598 MBbl of crude oil, 1,101, 1,044 and 534 MBbl of NGL and 6,349, 5,668 and 1,889 MMcf of natural gas, respectively.

On December 31, 2025, the Company’s estimated PUD reserves were approximately 77,764 MBoe, a 13,115 MBoe decrease over the reserve estimate at December 31, 2024 of 90,879 MBoe. The following table includes the changes in PUD reserves for 2025 (in MBoe):

Beginning proved undeveloped reserves on December 31, 2024	90,879
Undeveloped reserves transferred to proved developed reserves	(12,250)
Extensions and discoveries	10,666
Revisions	(11,531)
Ending proved undeveloped reserves on December 31, 2025	77,764

Standardized Measure of Discounted Future Net Cash Flows

The following table reflects the Company’s standardized measure of discounted future net cash flows relating from its proved crude oil, natural gas and NGL reserves (in thousands):

	December 31,
	2025	2024	2023
Future cash inflows	$7,696,681	$10,934,170	$9,706,290
Future production costs	(2,598,811)	(3,240,114)	(2,869,377)
Future development costs (1)	(1,459,026)	(1,547,179)	(1,568,033)
Future income tax expense	(309,957)	(837,031)	(680,894)
Future net cash flows	3,328,887	5,309,846	4,587,986
Discount to present value at 10% annual rate	(1,416,132)	(2,314,849)	(1,980,282)
Standardized measure of discounted future net cash flows (1)	$1,912,755	$2,994,997	$2,607,704

The following table reflects the principal changes in the standardized measure of discounted future net cash flows attributable to the Company’s proved reserves (in thousands):

	Year Ended December 31,
	2025	2024	2023
Standardized measure of discounted future net cash flows, beginning of year	$2,994,997	$2,607,704	$3,416,508
Sales of crude oil and natural gas, net of production costs	(618,241)	(877,493)	(907,459)
Extensions and discoveries, net of future development costs (1)	261,995	772,541	1,202,674
Net changes in prices and production costs	(1,032,585)	(547,790)	(1,404,147)
Changes in estimated future development costs (1)	20,497	110,664	(37,820)
Purchases of minerals-in-place	—	—	4,344
Sales of reserves-in-place	(354)	—	(25,069)
Revisions of previous quantity estimates	(416,359)	361,064	(390,282)
Accretion of discount	339,873	288,117	395,656
Net changes in income taxes	271,112	(130,265)	266,579
Net changes in timing of production and other	91,820	410,455	86,720
Standardized measure of discounted future net cash flows, end of year (1)	$1,912,755	$2,994,997	$2,607,704

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

Changes in Internal Control over Financial Reporting

There have been no changes to the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the three months ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management’s Annual Report on Internal Control over Financial Reporting

Management is responsible for designing, implementing, and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act.

As required by Rule 13a-15 under the Exchange Act, management, with the participation of our principal executive and principal financial officers, assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2025, using the criteria in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, management believes that the Company’s internal control over financial reporting was effective as of December 31, 2025.

Weaver and Tidwell, L.L.P., the independent registered public accounting firm that audited our consolidated financial statements included in this Annual Report, has also audited the effectiveness of our internal control over financial reporting as of December 31, 2025 and has issued an attestation report on the effectiveness of our internal control over financial reporting as of December 31, 2025. Please see their "Report of Independent Registered Public Accounting Firm" included above.

ITEM 9B. OTHER INFORMATION

Trading Plans

None of our directors or executive officers adopted or terminated a Rule 10b5-1 trading arrangement or adopted or terminated a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K) during the quarter ended December 31, 2025.

Second Amendment to Term Loan Credit Agreement

On March 5, 2026, the Company entered into the Second Amendment to Term Loan Credit Agreement, effective December 30, 2025, whereby, among other things, (i) the Company will be required to maintain an asset coverage ratio of not less than 1.00 to 1.00 for the Fourth Quarter of 2025 and the First Quarter of 2026, representing a 0.25x decrease in the required ratio levels for such quarters, (ii) the Company will be required to maintain a total net leverage ratio of not greater than 2.50 to 1.00 for the Fourth Quarter of 2025 and the First Quarter of 2026, representing a 0.50x increase in the required ratio levels for such quarters, (iii) the Company’s hedging obligations will be increased requiring it to maintain hedging agreements with respect to 75% of its proved developed producing oil production for the period from April 1, 2026 to March 31, 2027 and 60% of its proved developed producing oil production for the period from April 1, 2027 to September 30, 2027, in each case as provided in the January 1, 2026 reserve report and (iv) the Company will be prohibited from making quarterly dividends on its common stock until September 30, 2026. For the Second Quarter of 2026 and quarterly periods ending thereafter, the required asset coverage ratio and total net leverage ratio levels will reset to the levels in effect for such quarters prior to these amendments.

The foregoing description of the Second Amendment to Term Loan Credit Agreement does not purport to be complete and is qualified in its entirety by reference to the full text of the Second Amendment to Term Loan Credit Agreement, a copy of which is filed hereto as Exhibit 10.17 and incorporated by reference herein.

Third Amendment to Senior Credit Facility Agreement

On March 5, 2026, the Company entered into the Third Amendment to the Senior Credit Facility Agreement, effective December 30, 2025, whereby, among other things, (i) the Company will be required to maintain an asset coverage ratio of not less than 1.00 to 1.00 for the Fourth Quarter of 2025 and the First Quarter of 2026, representing a 0.25x decrease in the required ratio levels for such quarters, (ii) the Company will be required to maintain a total net leverage ratio of not greater than 2.50 to 1.00 for the Fourth Quarter of 2025 and the First Quarter of 2026, representing a 0.50x increase in the required ratio levels for such quarters, (iii) the Company’s hedging obligations will be increased requiring it to maintain hedging agreements with respect to 75% of its proved developed producing oil production for the period from April 1, 2026 to March 31, 2027 and 60% of its proved developed producing oil production for the period from April 1, 2027 to September 30, 2027, in each case as provided in the January 1, 2026 reserve report and (iv) the Company will be prohibited from making quarterly dividends on its common stock until September 30, 2026. For the Second Quarter of 2026 and quarterly periods ending thereafter, the required asset coverage ratio and total net leverage ratio levels will reset to the levels in effect for such quarters prior to these amendments.

The foregoing description of the Third Amendment to Senior Credit Facility Agreement does not purport to be complete and is qualified in its entirety by reference to the full text of the Third Amendment to Senior Credit Facility Agreement, a copy of which is filed hereto as Exhibit 10.18 and incorporated by reference herein.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Item 10 will be incorporated by reference pursuant to Regulation 14A under the Exchange Act. We expect to file a definitive proxy statement with the SEC within 120 days after the close of the year ended December 31, 2025.

We have adopted a Code of Conduct that applies to all of our directors, officers and employees, including our principal executive, principal financial and principal accounting officers, or persons performing similar functions. We have also adopted a Financial Code of Ethics that applies to our principal executive, principal financial and principal accounting officers and other senior financial officers. Our Code of Conduct and Financial Code of Ethics are posted on our website at https://ir.highpeakenergy.com on the “Governance Highlights” page under the “Corporate Governance” tab. We intend to disclose future amendments and waivers to certain provisions of the Code of Conduct and Financial Code of Ethics on our website within four business days following the date of the amendment or waiver.”

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

10.9

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

10.10

HighPeak Energy, Inc. Change in Control Plan and Summary Plan Description (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-39464) filed with the SEC on September 15, 2025).

10.11	Form of Dividend Equivalent Award Agreement (incorporated by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q (File No. 001-39464) filed with the SEC on August 9, 2021).

10.12	Form of Restricted Stock Award Agreement (incorporated by reference to Exhibit 99.2 to the Company’s Registration Statement on Form S-8 (File No. 333-249888) filed with the SEC on November 5, 2020).

10.13	Form of Amendment to Restricted Stock Agreement (incorporated by reference to Exhibit 10.10 to the Company’s Annual Report on Form 10-K (File No. 001-39464) filed with the SEC on March 10, 2025).

10.14	Form of Cash Award Agreement (incorporated by reference to Exhibit 10.12 to the Company’s Annual Report on Form 10-K (File No. 001-39464) filed with the SEC on March 7, 2022).

10.15

Form of Subscription Agreement, by and among HighPeak Energy, Inc. and the purchaser party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-39464) filed with the SEC on August 24, 2022).

10.16†

Separation Agreement and General Release of Claims by and between the Company and Jack Hightower, effective September 15, 2025 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-39464) filed with the SEC on September 16, 2025).

10.17*

Second Amendment to Term Loan Credit Agreement, dated March 5, 2026, by and between HighPeak Energy, Inc., as borrower, Texas Capital Bank, as administrative agent, Chambers Energy Management, LP, as collateral agent, and the lenders from time-to-time party thereto.

10.18*

Third Amendment to the Senior Credit Facility Agreement, dated as of March 5, 2026, by and between HighPeak Energy, Inc., Fifth Third Bank, National Association, as administrative agent, each Guarantor party thereto and the lenders party thereto.

19.1	HighPeak Energy, Inc. Insider Trading Policy (incorporated by reference to Exhibit 19.1 to the Company’s Annual Report on Form 10-K (File No. 001-39464) filed with the SEC on March 10, 2025).

21.1	List of Subsidiaries (incorporated by reference to Exhibit 21.1 to the Company’s Annual Report on Form 10-K (File No. 001-39464) filed with the SEC on March 6, 2024).

23.1*	Consent of Weaver and Tidwell, L.L.P., independent registered public accounting firm for HighPeak Energy, Inc.

23.2*	Consent of Cawley, Gillespie & Associates, Inc.

31.1*	Certification of the Company’s Chief Executive Officer Pursuant to Section 302 of the Sarbanes Oxley Act of 2002 (18 U.S.C. Section 7241).

31.2*	Certification of the Company’s Chief Financial Officer Pursuant to Section 302 of the Sarbanes Oxley Act of 2002 (18 U.S.C. Section 7241).

32.1**	Certification of the Company’s Chief Executive Officer Pursuant to Section 906 of the Sarbanes Oxley Act of 2002 (18 U.S.C. Section 1350).

32.2**	Certification of the Company’s Chief Financial Officer Pursuant to Section 906 of the Sarbanes Oxley Act of 2002 (18 U.S.C. Section 1350).

97.1

High Peak Energy, Inc. Incentive-Based Compensation Recoupment Policy effective December 1, 2023 (incorporated by reference to Exhibit 97.1 to the Company’s Annual Report on Form 10-K (File No. 001-39464) filed with the SEC on March 6, 2024).

99.1*	Reserve Report of HighPeak Energy as of December 31, 2025.

99.2

Reserve Report of HighPeak Energy as of December 31, 2024 (incorporated by reference to Exhibit 99.1 to the Company’s Annual Report on Form 10-K (File No. 001-39464) filed with the SEC on March 10, 2025).

99.3

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

HIGHPEAK ENERGY, INC.

March 11, 2026	By:	/s/ Steven Tholen
Steven Tholen
Chief Financial Officer

March 11, 2026	By:	/s/ Keith Forbes
Keith Forbes
Vice President, Controller

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ MIKE HOLLIS	President and Chief Executive Officer (Principal Executive Officer)	March 11, 2026
Mike Hollis

/s/ STEVEN THOLEN	Chief Financial Officer (Principal Financial Officer)	March 11, 2026
Steven Tholen

/s/ KEITH FORBES	Vice President, Controller (Principal Accounting Officer)	March 11, 2026
Keith Forbes

/s/ JAY M. CHERNOSKY	Director	March 11, 2026
Jay M. Chernosky

/s/ KEITH A. COVINGTON	Director	March 11, 2026
Keith A. Covington

/s/ JASON A. EDGEWORTH	Chairman of the Board	March 11, 2026
Jason A. Edgeworth

/s/ SHARON FULGHAM	Director	March 11, 2026
Sharon Fulgham

/s/ LARRY C. OLDHAM	Director	March 11, 2026
Larry C. Oldham

/s/ DANIEL SILVER	Executive Vice President and Director	March 11, 2026
Daniel Silver