Form 10-Q
period 2026-03-31
HighPeak Energy, Inc.
filed 2026-05-06
CIK 1792849

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

or

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

Yes ☐    No ☒

As of April 30, 2026, there were 126,358,104 shares of common stock, par value $0.0001 per share, issued and outstanding.

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

•

“Lease operating expenses” The expenses of lifting crude oil or natural gas from a producing formation to the surface, constituting part of the current operating expenses of a working interest including labor, superintendence, supplies, repairs, short-lived assets, maintenance, allocated overhead costs, workover, insurance and other expenses incidental to production, but excluding lease acquisition or drilling or completion expenses.

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

•

“Third Facility Amendment” means the Third Amendment to Senior Credit Facility Agreement, dated March 5, 2026, by and between HighPeak Energy, Inc., as borrower, Fifth Third Bank, National Association, as administrative agent, the guarantors party thereto and the lenders party thereto.

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
●

other factors disclosed under “Part I, Items 1 and 2. Business and Properties,” “Part I, Item 1A. Risk Factors,” “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Part II, Item 7A. Quantitative and Qualitative Disclosures about Market Risk,” included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 filed with the SEC on March 11, 2026 (“Annual Report”) and this Quarterly Report.

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

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

HighPeak Energy, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share data)

	March 31, 2026	December 31, 2025
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$95,827	$162,075
Accounts receivable	98,503	55,546
Derivative instruments	7,808	29,574
Prepaid expenses	5,596	5,054
Inventory	4,362	7,648
Total current assets	212,096	259,897
Crude oil and natural gas properties, using the successful efforts method of accounting:
Proved properties	4,555,956	4,477,368
Unproved properties	59,242	59,285
Accumulated depletion, depreciation and amortization	(1,719,167)	(1,606,217)
Total crude oil and natural gas properties, net	2,896,031	2,930,436
Other property and equipment, net	3,070	3,012
Derivative instruments	—	4,197
Other noncurrent assets	15,423	16,172
Total assets	$3,126,620	$3,213,714
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$90,000	$60,000
Derivative instruments	98,795	380
Accounts payable – trade	51,198	84,313
Revenues and royalties payable	30,771	30,665
Accrued capital expenditures	16,660	30,921
Derivative settlements payable	16,022	—
Other accrued liabilities	12,621	20,927
Operating leases	661	845
Advances from joint interest owners	357	2,205
Total current liabilities	317,085	230,256
Noncurrent liabilities:
Long-term debt, net	1,097,596	1,132,807
Deferred income taxes	211,985	239,636
Asset retirement obligations	16,336	15,944
Derivative instruments	15,536	360
Operating leases	96	142
Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock, $0.0001 par value, 10,000,000 shares authorized, none issued and outstanding at March 31, 2026 and December 31, 2025	—	—
Common stock, $0.0001 par value, 600,000,000 shares authorized, 126,358,104 and 125,330,104 shares issued and outstanding at March 31, 2026 and December 31, 2025, respectively	13	13
Additional paid-in capital	1,162,872	1,162,007
Retained earnings	305,101	432,549
Total stockholders’ equity	1,467,986	1,594,569
Total liabilities and stockholders’ equity	$3,126,620	$3,213,714

The accompanying notes are an integral part of these condensed consolidated financial statements.

HighPeak Energy, Inc.

Condensed Consolidated Statements of Operations

(in thousands, except per share data)

(Unaudited)

	Three Months Ended March 31,
	2026	2025
Operating Revenues:
Crude oil sales	$199,155	$246,424
NGL and natural gas sales	16,730	25,887
Total operating revenues	215,885	272,311
Operating Costs and Expenses:
Crude oil and natural gas production	29,524	35,562
Gathering, processing and transportation	17,733	14,863
Production and ad valorem taxes	11,900	15,152
Exploration and abandonments	742	264
Depletion, depreciation and amortization	113,014	109,325
Accretion of discount	295	244
General and administrative	5,745	6,345
Stock-based compensation	865	177
Total operating costs and expenses	179,818	181,932
Other expense	50	—
Income from operations	36,017	90,379
Interest income	949	810
Interest expense	(35,038)	(36,988)
Loss on derivative instruments, net	(157,027)	(7,927)
(Loss) income before income taxes	(155,099)	46,274
Provision for income taxes	(27,651)	9,939
Net (loss) income	$(127,448)	$36,335
(Loss) earnings per share:
Basic net (loss) income	$(1.02)	$0.26
Diluted net (loss) income	$(1.02)	$0.26

Weighted average shares outstanding:
Basic	125,265	123,913
Diluted	125,265	127,213

Dividends declared per share	$—	$0.04

The accompanying notes are an integral part of these condensed consolidated financial statements.

HighPeak Energy, Inc.

Condensed Consolidated Statements of Changes in Stockholders' Equity

(in thousands)

(Unaudited)

Three Months Ended March 31, 2026
	Shares Outstanding	Common Stock	Additional Paid-in- Capital	Retained Earnings	Total Stockholders' Equity
Balance, December 31, 2025	125,330	$13	$1,162,007	$432,549	$1,594,569
Stock-based compensation costs:
Restricted shares issued to employees	1,028	—	—	—	—
Compensation costs included in net income	—	—	865	—	865
Net loss	—	—	—	(127,448)	(127,448)
Balance, March 31, 2026	126,358	$13	$1,162,872	$305,101	$1,467,986

Three Months Ended March 31, 2025
	Shares Outstanding	Common Stock	Additional Paid-in- Capital	Retained Earnings	Total Stockholders' Equity
Balance, December 31, 2024	126,067	$13	$1,166,609	$435,834	$1,602,456
Dividends declared ($0.04 per share)	—	—	—	(5,043)	(5,043)
Dividend equivalents declared on outstanding stock options ($0.04 per share)	—	—	—	(531)	(531)
Stock-based compensation costs:
Compensation costs included in net income	—	—	177	—	177
Net income	—	—	—	36,335	36,335
Balance, March 31, 2025	126,067	$13	$1,166,786	$466,595	$1,633,394

The accompanying notes are an integral part of these condensed consolidated financial statements.

HighPeak Energy, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Three Months Ended March 31,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(127,448)	$36,335
Adjustments to reconcile net (loss) income to net cash provided by operations:
Provision for deferred income taxes	(27,651)	9,939
Loss on derivative instruments, net	157,027	7,927
Cash paid on settlement of derivative instruments	(17,473)	(3,071)
Amortization of debt issuance costs	884	2,034
Amortization of discounts on long-term debt	—	2,426
Stock-based compensation expense	865	177
Accretion expense	295	244
Depletion, depreciation and amortization expense	113,014	109,325
Exploration and abandonment expense	457	4
Changes in operating assets and liabilities:
Accounts receivable	(42,957)	6,886
Prepaid expenses, inventory and other assets	2,594	(1,314)
Accounts payable, accrued liabilities and other current liabilities	(5,406)	(13,860)
Net cash provided by operating activities	54,201	157,052
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to crude oil and natural gas properties	(78,779)	(179,819)
Changes in working capital associated with oil and gas property additions	(35,326)	25,172
Acquisitions of crude oil and natural gas properties	(127)	(2,517)
Proceeds from sales of properties	—	570
Other property additions	(122)	—
Net cash used in investing activities	(114,354)	(156,594)
CASH FLOWS FROM FINANCING ACTIVITIES:
Debt issuance costs	(6,095)	—
Repayments under Term Loan Credit Agreement	—	(30,000)
Dividends paid	—	(4,957)
Dividend equivalents paid	—	(531)
Net cash used in financing activities	(6,095)	(35,488)
Net decrease in cash and cash equivalents	(66,248)	(35,030)
Cash and cash equivalents, beginning of period	162,075	86,649
Cash and cash equivalents, end of period	$95,827	$51,619
Supplemental cash flow information:
Cash paid for interest	$34,154	$35,528
Cash paid for (received from) income taxes	$(230)	$—
Supplemental disclosure of non-cash transactions:
Additions to asset retirement obligations	$97	$152

The accompanying notes are an integral part of these condensed consolidated financial statements.

HIGHPEAK ENERGY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1. Organization and Nature of Operations

HighPeak Energy, Inc. ("HighPeak Energy" or the "Company") is a Delaware corporation, formed in October 2019. See the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, filed with the U.S. Securities and Exchange Commission (“SEC”) on March 11, 2026, for further information regarding the formation of the Company. HighPeak Energy’s common stock is listed and traded on the Nasdaq Global Market (the "Nasdaq") under the ticker symbol “HPK.” The Company is an independent crude oil and natural gas exploration and production company that explores for, develops and produces crude oil, NGL and natural gas in the Permian Basin in West Texas, more specifically, the Midland Basin primarily in Howard and Borden Counties. Our acreage is composed of two core areas, Flat Top primarily in the northern portion of Howard County extending into southern Borden County, southwest Scurry County and northwest Mitchell County and Signal Peak in the southern portion of Howard County.

NOTE 2. Basis of Presentation and Summary of Significant Accounting Policies

Presentation. In the opinion of management, the unaudited interim condensed consolidated financial statements of the Company as of March 31, 2026 and for the three months ended March 31, 2026 and 2025 include all adjustments and accruals, consisting only of normal, recurring adjustments and accruals necessary for a fair presentation of the results for the interim periods in conformity with generally accepted accounting principles in the United States ("GAAP"). Certain reclassifications have been made to prior period amounts to conform to the current period’s presentation, specifically gathering, processing and transportation expenses, which were previously netted against NGL and natural gas sales and are now reflected as a component of total operating costs and expenses, which had no effect on the previously reported total assets, total liabilities, stockholders’ equity, results of operations or cash flows. The operating results for the three months ended March 31, 2026 are not indicative of results for a full year.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted in accordance with the rules and regulations of the SEC. These unaudited interim condensed consolidated financial statements should be read together with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

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

Accounts receivable. As of March 31, 2026 and December 31, 2025, the Company’s accounts receivables primarily consist of amounts due from the sale of crude oil, NGL and natural gas of $76.8 million and $35.4 million, respectively, and are based on estimates of sales volumes and realized prices the Company anticipates it will receive, a receivable from the State of Texas of $10.0 million for a multi-year natural gas severance tax refund as of both March 31, 2026 and December 31, 2025, receivables from electric power infrastructure installed throughout Flat Top by the Company for which it will be reimbursed totaling $4.1 million and $224,000, respectively, joint interest receivables of $3.4 million and $4.8 million, respectively, current U.S. federal income tax receivables of $2.9 million and $3.2 million, respectively, and receivables related to settlements of derivative contracts of $1.2 million and $1.9 million, respectively. The Company’s share of crude oil, NGL and natural gas production is sold to various purchasers who must be prequalified under the Company’s credit risk policies and procedures. The Company’s credit risk related to collecting accounts receivables is mitigated by using credit and other financial criteria to evaluate the credit standing of the entity obligated to make payment on the accounts receivable, and where appropriate, the Company obtains assurances of payment, such as a guarantee by the parent company of the counterparty or other credit support.

Accounts receivable are stated at amounts due from purchasers or joint interest owners, net of an allowance for expected losses as estimated by the Company when collection is doubtful. For receivables from joint interest owners, the Company typically has the ability to withhold future revenue disbursements to recover any non-payment of joint interest billings. Accounts receivable from purchasers or joint interest owners outstanding longer than the contractual payment terms are considered past due. The Company determines its allowance for each type of receivable by considering a number of factors, including the length of time accounts receivable are past due, the Company’s previous loss history, the debtor’s current ability to pay its obligation to the Company, the condition of the general economy and the industry as a whole. The Company writes off specific accounts receivable when they become uncollectible, and payments subsequently received on such receivables are credited to the allowance for expected losses. As of March 31, 2026 and December 31, 2025, the Company had no allowance for credit losses related to accounts receivable.

Concentration of credit risk. The Company is subject to credit risk resulting from the concentration of its crude oil and natural gas receivables with significant purchasers. For the three months ended March 31, 2026 and 2025, sales to the Company’s largest purchaser accounted for approximately 86% and 81%, respectively, of the Company’s total crude oil, NGL and natural gas sales revenues and sales to the Company’s second largest purchaser accounted for approximately 6% and 10%, respectively, of the Company’s total crude oil, NGL and natural gas revenues. The Company generally does not require collateral and does not believe the loss of these particular purchasers would materially impact its operating results, as crude oil and natural gas are fungible products with well-established markets and numerous purchasers in various regions.

Inventory. Inventory is comprised primarily of crude oil and natural gas drilling and completion or repair items such as pumps, tubing, casing, vessels, operating supplies and ordinary maintenance materials and parts. The materials and supplies inventory is primarily acquired for use in future drilling and completion or repair operations and is carried at the lower of cost or net realizable value, on a weighted average cost basis. Valuation allowances for materials and supplies inventories are recorded as reductions to the carrying values of the materials and supplies inventories in the Company’s consolidated balance sheet and as charges to other expense in the consolidated statements of operations. The Company’s materials and supplies inventory as of March 31, 2026 and December 31, 2025 is $4.4 million and $7.6 million, respectively, and the Company has not recognized any valuation allowance to date.

Prepaid expenses. Prepaid expenses are comprised primarily of fees related to advisory services that will be deducted from eventual commissions on a future transaction, if any, caliche that will be used on future locations and roads in our development areas and prepaid agency fees and software maintenance fees that will be amortized over the life of the contracts. Prepaid expenses as of March 31, 2026 and December 31, 2025 are $5.6 million and $5.1 million, respectively.

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

Other property and equipment, net. Other property and equipment is recorded at cost. The carrying values of other property and equipment, net of accumulated depreciation of $1.4 million and $1.3 million as of March 31, 2026 and December 31, 2025, respectively, are as follows (in thousands):

	March 31, 2026	December 31, 2025
Land	$1,869	$1,869
Buildings	499	502
Transportation equipment	479	411
Leasehold improvements	174	177
Field equipment	49	52
Furniture and fixtures	—	1
Total other property and equipment, net	$3,070	$3,012

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

Aid-in-construction assets. As of March 31, 2026 and December 31, 2025, the Company had aid-in-construction assets totaling $14.7 million and $15.2 million, respectively, included in other noncurrent assets. The Company funded aid-in-construction projects during the three months ended March 31, 2026 and 2025 of zero and zero, respectively, under the contract. The Company has received and will continue to receive payments based on gross system throughput, including any third-party natural gas that is potentially tied into the Flat Top gathering system in the future. Payments received during the three months ended March 31, 2026 and 2025 were approximately $520,000 and $375,000, respectively. The contract calls for future additional aid-in-construction fundings if expansions of the system are necessary as determined in the sole discretion of the Company.

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

Current liabilities. Current liabilities as of March 31, 2026 and December 31, 2025 totaled approximately $317.1 million and $230.3 million, respectively, including current maturities of long-term debt, derivative liabilities, trade accounts payable, revenues and royalties payable, accrued capital expenditures, derivative settlements payable and accruals for operating and general and administrative expenses, interest expense, operating leases and other miscellaneous items.

Debt issuance costs and original issue discount. The Company has paid and has capitalized a total of $15.0 million in debt issuance costs, $6.1 and $7.9 million of which was incurred during the three months ended March 31, 2026 and the year ended December 31, 2025, respectively, primarily related to amendments to the Term Loan Credit Agreement and Senior Credit Facility Agreement in March 2026 and August 2025, respectively. Amortization based on the straight-line method over the terms of the Term Loan Credit Agreement and Senior Credit Facility Agreement which approximates the effective interest method was $884,000 and $2.0 million during the three months ended March 31, 2026 and 2025, respectively. In addition, the Company realized a total of $30.0 million in original issue discounts on the issuance of its Term Loan Credit Agreement that were being amortized over the life of the agreement which approximates the effective interest method and was zero and $2.4 million during the three months ended March 31, 2026 and 2025, respectively. All unamortized debt issuance costs and discounts as of the refinancing of the Term Loan Credit Agreement in August 2025 were charged to expense and included in loss on extinguishment of debt. See Note 7 for more information. As of March 31, 2026 and December 31, 2025, the remaining net debt issuance costs related to the Term Loan Credit Agreement and Senior Credit Facility Agreement are netted against the outstanding long-term debt on the accompanying consolidated balance sheets.

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

The Company enters into contracts with purchasers to sell its crude oil, NGL and natural gas production. Revenue on these contracts is recognized in accordance with the five-step revenue recognition model prescribed in ASC 606. Specifically, revenue is recognized when the Company’s performance obligations under these contracts are satisfied, which generally occurs with the transfer of control of the crude oil and natural gas to the purchaser. Control is generally considered transferred when the following criteria are met: (i) transfer of physical custody, (ii) transfer of title, (iii) transfer of risk of loss and (iv) relinquishment of any repurchase rights or other similar rights. Given the nature of the products sold, revenue is recognized at a point in time based on the amount of consideration the Company expects to receive in accordance with the price specified in the contract. Consideration under the crude oil and natural gas marketing contracts is typically received from the purchaser one to two months after the date of sale. As of March 31, 2026 and December 31, 2025, the Company had receivables related to contracts with purchasers of approximately $76.8 million and $35.4 million, respectively.

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

The Company reviews its deferred tax assets for recoverability and establishes a valuation allowance based on projected future taxable income, applicable tax strategies and the expected timing of the reversals of existing temporary differences. A valuation allowance is provided when it is more likely than not (likelihood of greater than 50 percent) that some portion or all the deferred tax assets will not be realized. The Company has not established a valuation allowance as of March 31, 2026 and December 31, 2025.

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

The Company is also subject to Texas margin tax. The Company realized zero related to current Texas margin tax for the three months ended March 31, 2026 and 2025 in the accompanying consolidated financial statements.

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

The following table reflects the Company’s net income, assets and capital expenditures for the Company’s one reporting segment for the time periods presented:

	Three Months Ended March 31,
	2026	2025
Total operating revenues	$215,885	$272,311

Lease operating expenses	26,808	31,599
Gathering, processing and transportation expenses	17,733	14,863
Production and ad valorem taxes	11,900	15,152
Expense workover costs	2,716	3,963
Total significant expenses	59,157	65,577
Depletion, depreciation and amortization	113,014	109,325
General and administrative expenses, including stock-based comp	6,610	6,522
Interest expense, net(1)	34,089	36,178
Provision for income taxes	(27,651)	9,939
Other segment items(2)	158,114	8,435
Total expenses	343,333	235,976

Net income	$(127,448)	$36,335

Total assets	$3,126,620	$3,093,081

Capital costs incurred, including acquisitions	$78,570	$182,488

(1)	Interest expense, net included in segment net income includes interest expense and loss on extinguishment of debt, partially offset by interest income.
(2)	Other segment items included in segment net income are exploration and abandonment expense, accretion of discount, other expense and gains and losses on derivative instruments.

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

NOTE 3. Acquisitions and Divestitures

Acquisitions. During the three months ended March 31, 2026 and 2025, the Company incurred a total of $127,000 and $2.5 million, respectively, in acquisition costs primarily to acquire various undeveloped crude oil and natural gas leases largely contiguous to its Flat Top and Signal Peak operating areas.

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

Assets and liabilities measured at fair value on a recurring basis. Assets and liabilities measured at fair value on a recurring basis as of March 31, 2026 and December 31, 2025 are as follows (in thousands):

	As of March 31, 2026
	(Level 1)	(Level 2)	(Level 3)	Total Gross Fair Value
Assets:
Commodity price derivatives – current	$—	$7,808	$—	$7,808
Commodity price derivatives – noncurrent	—	—	—	—
Total assets	—	7,808	—	7,808
Liabilities:
Commodity price derivatives – current	—	98,795	—	98,795
Commodity price derivatives – noncurrent	—	15,536	—	15,536
Total liabilities	—	114,331	—	114,331
Total recurring fair value measurements, net	$—	$(106,523)	$—	$(106,523)

	As of December 31, 2025
	(Level 1)	(Level 2)	(Level 3)	Total Gross Fair Value
Assets:
Commodity price derivatives – current	$—	$29,574	$—	$29,574
Commodity price derivatives – noncurrent	—	4,197	—	4,197
Total assets	—	33,771	—	33,771
Liabilities:
Commodity price derivatives – current	—	380	—	380
Commodity price derivatives – noncurrent	—	360	—	360
Total liabilities	—	740	—	740
Total recurring fair value measurements	$—	$33,031	$—	$33,031

Commodity price derivatives. The Company’s commodity price derivatives are currently made up of crude oil swap contracts, costless collars, roll swaps and basis swaps and natural gas swap contracts. The Company measures derivatives using an industry-standard pricing model that is provided by the counterparties. The inputs utilized in the third-party discounted cash flow and option-pricing models for valuing commodity price derivatives include forward prices for crude oil, contracted volumes, volatility factors and time to maturity, which are considered Level 2 inputs.

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

Financial instruments not carried at fair value. As of March 31, 2026 and December 31, 2025, the Company has financial instruments consisting primarily of cash and cash equivalents, accounts receivable, accounts payable, long-term debt (specifically the Term Loan Credit Agreement and Senior Credit Facility Agreement), and other current assets and liabilities that approximate fair value due to the nature of the instrument and their relatively short maturities.

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

The following table summarizes the effect of derivative instruments on the Company’s condensed consolidated statements of operations (in thousands):

	Three Months Ended March 31,
	2026	2025

Noncash loss on derivative instruments, net	$(139,554)	$(4,856)
Cash paid on settlement of derivative instruments, net	(17,473)	(3,071)
Loss on derivative instruments, net	$(157,027)	$(7,927)

By using derivative instruments to economically hedge exposure to changes in commodity prices, the Company exposes itself to credit risk. Credit risk is the failure of the counterparty to perform under the terms of the derivative contract. When the fair value of a derivative contract is positive, the counterparty owes the Company, which creates credit risk. The Company has entered into commodity derivative instruments only with counterparties that are also lenders under its Term Loan Credit Agreement and Senior Credit Facility Agreement and have been deemed acceptable credit risk. As such, collateral is not required from either the counterparties or the Company on its outstanding derivative contracts.

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

The Company’s outstanding NYMEX WTI Cushing and Argus WTI Midland crude oil derivative instruments as of March 31, 2026 and the weighted average crude oil prices per barrel for those contracts are as follows:

Settlement Month	Settlement Year	Type of Contract	Bbls Per Day	Index	Swap Price per Bbl	Costless Collar Floor Price per Bbl	Costless Collar Ceiling Price per Bbl
Crude Oil:
Apr – Jun	2026	Costless Collar	12,350	WTI Cushing	$—	$59.87	$66.82
Apr – Jun	2026	Swap	10,000	WTI Cushing	$64.91	$—	$—
Apr – Jun	2026	Roll Swap	20,055	NYMEX WTI Roll	$4.30	$—	$—
Apr – Jun	2026	Basis Swap	15,352	Argus WTI Midland	$1.14	$—	$—
Jul – Sep	2026	Costless Collar	12,000	WTI Cushing	$—	$59.83	$66.84
Jul – Sep	2026	Swap	5,000	WTI Cushing	$63.45	$—	$—
Jul – Sep	2026	Roll Swap	21,685	NYMEX WTI Roll	$4.30		$—
Jul – Sep	2026	Basis Swap	17,000	Argus WTI Midland	$1.18	$—	$—
Oct – Dec	2026	Costless Collar	9,800	WTI Cushing	$—	$59.80	$65.31
Oct – Dec	2026	Swap	5,000	WTI Cushing	$63.45	$—	$—
Oct – Dec	2026	Roll Swap	20,000	NYMEX WTI Roll	$4.27	$—	$—
Oct – Dec	2026	Basis Swap	17,000	Argus WTI Midland	$1.18	$—	$—
Jan – Mar	2027	Costless Collar	8,900	WTI Cushing	$—	$59.78	$65.24
Jan – Mar	2027	Swap	4,400	WTI Cushing	$62.14	$—	$—
Jan – Mar	2027	Basis Swap	10,000	Argus WTI Midland	$1.00	$—	$—
Apr – Jun	2027	Costless Collar	4,000	WTI Cushing	$—	$52.00	$62.85
Apr – Jun	2027	Swap	6,470	WTI Cushing	$59.61	$—	$—
Apr – Jun	2027	Basis Swap	10,000	Argus WTI Midland	$1.00	$—	$—
Jul – Sep	2027	Swap	8,950	WTI Cushing	$61.46	$—	$—
Jul – Sep	2027	Basis Swap	10,000	Argus WTI Midland	$1.00	$—	$—
Oct – Dec	2027	Basis Swap	10,000	Argus WTI Midland	$1.00	$—	$—

Natural gas production derivatives. The Company sells its natural gas production at the tailgate of the gas processing plants and the sales contracts governing such natural gas production are correlated with HH natural gas prices. As such, the Company primarily uses HH derivative contracts to manage future natural gas price volatility.

The Company’s outstanding HH natural gas derivative instruments as of March 31, 2026 and the weighted average natural gas prices per MMBtu for those contracts are as follows:

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

As of March 31, 2026
Fifth Third Bank, National Association	$(62,221)
Macquarie Bank Limited	(19,259)
J. Aron & Company LLC	(16,106)
Mercuria Energy Trading SA	(8,937)
$(106,523)

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

The changes in capitalized exploratory/extension well costs are as follows (in thousands):

Three Months Ended March 31, 2026
Beginning capitalized exploratory/extension well costs	$16,117
Additions to exploratory/extension well costs	21,681
Reclassification to proved properties	(14,622)
Exploratory/extension well costs charged to exploration and abandonment expense	(83)
Ending capitalized exploratory/extension well costs	$23,093

All capitalized exploratory/extension well costs have been capitalized for less than one year based on the date of drilling.

NOTE 7. Long-Term Debt

The components of long-term debt, including the effects of debt issuance costs, are as follows (in thousands):

	March 31, 2026	December 31, 2025
Term Loan Credit Agreement due 2028	$1,200,000	$1,200,000
Senior Credit Facility Agreement due 2028	—	—
Debt issuance costs, net (a)	(12,404)	(7,193)
Total debt	1,187,596	1,192,807
Less current maturities of long-term debt	(90,000)	(60,000)
Long-term debt, net	$1,097,596	$1,132,807

(a)

Debt issuance costs as of March 31, 2026 and December 31, 2025 consisted of $15.0 million and $8.9 million, respectively, in costs less accumulated amortization of $2.6 million and $1.7 million, respectively.

Term Loan Credit Agreement. On September 12, 2023, the Company entered into a Term Loan Credit Agreement with Texas Capital Bank (“Texas Capital”) as the administrative agent and Chambers Energy Management, LP (“Chambers”) as collateral agent and lenders from time-to-time party thereto to establish a term loan (“Term Loan Credit Agreement”) in an aggregate principal amount of $1.2 billion, less a 2.5% original issue discount of $30.0 million at closing and customary debt issuance costs which totaled approximately $24.0 million. The Term Loan Credit Agreement was set to mature on September 30, 2026. On August 1, 2025, the Company entered into the First Term Loan Amendment whereby, among other things, (i) the maturity was extended to September 30, 2028, (ii) borrowings were upsized to $1.2 billion, providing additional liquidity, and (iii) the quarterly amortization payments of $30.0 million were deferred for one year such that they begin again in September 2026. As a result of this amendment which was considered an extinguishment of debt, the Company recognized a loss on extinguishment of debt of $25.4 million consisting of (i) $11.5 million in unamortized discounts, (ii) $9.2 million in unamortized debt issuance costs and (iii) $4.7 million in premiums paid to those lenders that chose to exit the Term Loan Credit Agreement upon closing of the First Term Loan Amendment. Effective as of December 30, 2025, the Company entered into the Second Term Loan Amendment whereby, among other things, (i) the Company will be required to maintain an asset coverage ratio of not less than 1.00 to 1.00 for the Fourth Quarter of 2025 and the first quarter of 2026, representing a 0.25x decrease in the required ratio levels for such quarters, (ii) the Company will be required to maintain a total net leverage ratio of not greater than 2.50 to 1.00 for the fourth quarter of 2025 and the first quarter of 2026, representing a 0.50x increase in the required ratio levels for such quarters, (iii) the Company’s hedging obligations will be increased requiring it to maintain hedging agreements with respect to 75% of its proved developed producing oil production for the period from April 1, 2026 to March 31, 2027 and 60% of its proved developed producing oil production for the period from April 1, 2027 to September 30, 2027, in each case as provided in the January 1, 2026 reserve report and (iv) the Company will be prohibited from making quarterly dividends on its common stock until September 30, 2026. For the second quarter of 2026 and quarterly periods ending thereafter, the required asset coverage ratio and total net leverage ratio levels will reset to the levels in effect for such quarters prior to this amendment. As of March 31, 2026, $1.2 billion was outstanding under the Term Loan Credit Agreement. Loans under the Term Loan Credit Agreement bear interest at a rate per annum equal to the Adjusted Term SOFR (as defined in the Term Loan Credit Agreement) plus an applicable margin of 7.50%. To the extent a payment or other event of default exists and is continuing, at the election of the Required Lenders (as defined in the Term Loan Credit Agreement), all amounts outstanding under the Term Loan Credit Agreement will bear interest at 2.00% per annum above the rate otherwise applicable thereto. The Company is able to repay any amounts borrowed prior to the maturity date without premium or penalty. The Term Loan Credit Agreement is guaranteed by the Company and certain of its subsidiaries and is secured by a first-lien second-out security interest in substantially all assets of the Company and certain of its subsidiaries, which will require the Company to comply with an asset coverage ratio of not less than 1.25:1.00 for the fiscal quarter ending June 30, 2026 and 1.50:1.00 for fiscal quarters ending thereafter and a total net leverage ratio of not greater than 2.00:1.00 for the  fiscal quarter ending June 30, 2026 and fiscal quarters ending thereafter.

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

In addition, the Term Loan Credit Agreement contains customary mandatory prepayments, in addition to quarterly scheduled amortization payments of $30.0 million referenced above, consisting of prepayments with proceeds of prohibited indebtedness and asset sales (including hedge terminations) in excess of $20.0 million in any calendar year, and prepayments with a percentage of Excess Cash Flow (as defined in the Term Loan Credit Agreement) equal to 0%, 25% or 50% based on a total net leverage ratio to the extent pro forma for any such payment, the aggregate cash and cash equivalents of the Company and its restricted subsidiaries would not be less than $100.0 million as of the date of such payment (with no such excess cash flow prepayments made as of March 31, 2026). The Term Loan Credit Agreement is subject to customary events of default, including upon the occurrence of a change in control. If an event of default occurs and is continuing, the collateral agent or the majority lenders may accelerate any amounts outstanding and terminate lender commitments.

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

Senior Credit Facility Agreement. On November 1, 2023, the Company entered into a credit agreement with Fifth Third Bank, National Association (“Fifth Third”) as the administrative agent and as the collateral agent, together with a number of other banks and financial institutions party thereto, to establish a senior revolving credit facility (“Senior Credit Facility Agreement”). The Senior Credit Facility Agreement has aggregate maximum commitments of $100.0 million. On August 1, 2025, the Company entered into the Second Facility Amendment which, among other things, extended the maturity date to September 30, 2028, which was not considered an extinguishment of debt. Effective as of December 30, 2025, the Company entered into the Third Facility Amendment whereby, among other things, (i) the Company will be required to maintain an asset coverage ratio of not less than 1.00 to 1.00 for the fourth quarter of 2025 and the first quarter of 2026, representing a 0.25x decrease in the required ratio levels for such quarters, (ii) the Company will be required to maintain a total net leverage ratio of not greater than 2.50 to 1.00 for the fourth quarter of 2025 and the first quarter of 2026, representing a 0.50x increase in the required ratio levels for such quarters, (iii) the Company’s hedging obligations will be increased requiring it to maintain hedging agreements with respect to 75% of its proved developed producing oil production for the period from April 1, 2026 to March 31, 2027 and 60% of its proved developed producing oil production for the period from April 1, 2027 to September 30, 2027, in each case as provided in the January 1, 2026 reserve report and (iv) the Company will be prohibited from making quarterly dividends on its common stock until September 30, 2026. For the second quarter of 2026 and quarterly periods ending thereafter, the required asset coverage ratio and total net leverage ratio levels will reset to the levels in effect for such quarters prior to this amendment. As of March 31, 2026, the balance due under the Senior Credit Facility Agreement was zero. Loans under the Senior Credit Facility Agreement bear interest at either the Adjusted Term SOFR (as defined in the Senior Credit Facility Agreement) or the Base Rate (as defined in the Senior Credit Facility Agreement) at the Company’s option, plus an applicable margin ranging (i) for Adjusted Term SOFR loans, from 4.00% to 5.00%, and (ii) for Base Rate loans, from 3.00% to 4.00%, in each case calculated based on the ratio at such time of the outstanding principal loan amounts to the aggregate amount of lenders’ commitments. To the extent that a payment or other event of default exists and is continuing, at the election of the Required Lenders (as defined in the Senior Credit Facility Agreement), all amounts outstanding under the Senior Credit Facility Agreement will bear interest at 2.00% per annum above the rate otherwise applicable thereto. The Company is able to repay any amounts borrowed prior to the maturity date without premium or penalty. The Senior Credit Facility Agreement is guaranteed by the Company and certain of its subsidiaries and is secured by a first-lien first-out security interest in substantially all assets of the Company and certain of its subsidiaries.

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

Asset retirement obligations activity is as follows (in thousands):

Three Months Ended March 31, 2026
Beginning asset retirement obligations	$15,944
Liabilities incurred from new wells	97
Accretion of discount	295
Ending asset retirement obligations	$16,336

As of March 31, 2026 and December 31, 2025, all asset retirement obligations are considered noncurrent and classified as such in the accompanying condensed consolidated balance sheets.

NOTE 9. Incentive Plans

401(k) Plan. The HighPeak Energy Employees, Inc 401(k) Plan (the “401(k) Plan”) is a defined contribution plan established under Section 401 of the Internal Revenue Code of 1986, as amended (the “Code”). All regular full-time and part-time employees of the Company are eligible to participate in the 401(k) Plan after three continuous months of employment with the Company. Participants may contribute up to 80 percent of their annual base salary into the 401(k) Plan. Matching contributions are made to the 401(k) Plan in cash by the Company in amounts equal to 100 percent of a participant’s contributions to the 401(k) Plan up to four percent of the participant’s annual base salary (the “Matching Contribution”). Each participant’s account is credited with the participant’s contributions, Matching Contributions and allocations of the 401(k) Plan’s earnings. Participants are fully vested in their account balances at their eligibility date. During the three months ended March 31, 2026 and 2025, the Company contributed $255,000 and $173,000 to the 401(k) Plan, respectively.

Long-Term Incentive Plan. The Company’s Second Amended & Restated Long Term Incentive Plan (“LTIP”) provides for the grant of stock options, restricted stock, stock awards, dividend equivalents, cash awards and substitute awards to officers, employees, directors and consultants of the Company. The number of shares available for grant pursuant to awards under the LTIP as of March 31, 2026 and December 31, 2025 are as follows:

	March 31, 2026	December 31, 2025
Approved and authorized shares	16,284,491	16,284,491
Shares subject to awards issued under plan	(16,162,295)	(15,134,295)
Shares available for future grant	122,196	1,150,196

Stock options. Stock option awards were granted to employees on August 24, 2020, November 4, 2021, May 4, 2022, August 15, 2022 and July 21, 2023. Stock-based compensation expense related to the Company’s stock option awards for the three months ended March 31, 2026 and 2025 was zero and a negative $12,000 due to certain forfeitures, respectively, and as of March 31, 2026 there was no unrecognized stock-based compensation expense related to unvested stock option awards. The 1,949,000 stock options granted in July 2023 were 100% vested upon grant on July 21, 2023. However, to encourage long-term alignment with the Company stockholders, the stock options are not exercisable until the earlier of (i) August 31, 2026, (ii) upon a change in control or (iii) upon the death or disability of the grantee.

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

	Stock Options	Average Exercise Price	Remaining Term in Years	Intrinsic Value (in thousands)
Outstanding at December 31, 2024	13,444,062	$11.95	5.3	$53,093
Forfeitures	(739,168)	$24.99
Outstanding at December 31, 2025	12,704,894	$11.19	4.2	$—
Forfeitures	—	$—
Outstanding at March 31, 2026	12,704,894	$11.19	4.0	$—

Vested at December 31, 2025	12,704,894	$11.19	4.2	$—
Exercisable at December 31, 2025	10,755,894	$11.31	4.8	$—

Vested at March 31, 2026	12,704,894	$11.19	4.0	$—
Exercisable at March 31, 2026	10,755,894	$11.31	4.6	$—

Restricted stock issued to certain employees. A total of 1,500,500 shares of restricted stock was approved by the Board to be granted to certain employee members of the Board of the Company on November 4, 2021, which were set to vest on the three-year anniversary of such grant assuming the employees remain in his or her position as of the anniversary date. Therefore, no stock-based compensation expense was recognized during the three months ended March 31, 2026 and 2025, and there is no remaining unrecognized stock-based compensation expense as of March 31, 2026 to be recognized, which was based upon the closing price of the stock on the date of the restricted stock issuance. The Board also approved a total of 600,000 shares of restricted stock to be granted to certain employees of the Company on June 1, 2022, which were set to vest on November 4, 2024, assuming the employees remain in his or her position as of that date. Therefore, no stock-based compensation expense was recognized during the three months ended March 31, 2026 and 2025, and there is no remaining unrecognized stock-based compensation expense as of March 31, 2026 to be recognized, which was based upon the closing price of the stock on the date of the restricted stock issuance. On October 31, 2024, the vesting date for the aforementioned 2,100,500 shares of restricted stock was extended from November 4, 2024 to December 31, 2025 to ensure said restricted stock would continue to provide retention value to the Company. There is no excess stock-based compensation expense as the closing price on the modification date was lower than the original grant dates. On September 15, 2025, the Company’s Chief Executive Officer retired and in conjunction with said retirement, the 1,385,500 shares of restricted stock issued to him vested immediately. As a result, 545,195 shares were withheld and cancelled in lieu of $3.8 million in cash taxes withheld and paid by the Company on his behalf. On December 31, 2025, the remaining 715,000 shares of restricted stock issued to certain other employees vested. As a result, 256,989 shares were withheld and cancelled in lieu of $1.2 million in cash taxes withheld and paid by the Company on their behalf. On January 9, 2026, a total of 1,028,000 shares of restricted stock was approved by the Board to be granted to certain employees of the Company which will vest pro-rata over the next three years assuming the employees remain in his or her position as of the annual anniversary dates. Therefore, compensation expense of $688,000 and zero was recognized during the three months ended March 31, 2026 and 2025, respectively, and there is $3.8 million in unrecognized stock-based compensation expense as of March 31, 2026 to be recognized, which was based upon the closing price of the stock on the date of the restricted stock issuance.

Restricted stock issued to outside directors. A total of 64,792 shares of restricted stock was approved by the Board to be granted to the outside directors of the Company on June 3, 2025, which will vest at the next annual meeting, assuming the Board members maintain their positions on the Board. Therefore, stock-based compensation expense of $177,000 was recognized during the three months ended March 31, 2026 and the remaining $118,000 will be recognized through May 2026, which was based upon the closing price of the stock on the date of the restricted stock issuance. In addition, a total of 53,879 shares of restricted stock was approved by the Board to be granted to the outside directors of the Company on June 4, 2024 and which vested on June 3, 2025. Therefore, stock-based compensation expense of zero and $189,000 was recognized during the three months ended March 31, 2026 and 2025, respectively, which was based upon the closing price of the stock on the date of the restricted stock issuance.

NOTE 10. Commitments and Contingencies

Leases. The Company follows ASC Topic 842, “Leases” to account for its operating and finance leases. Therefore, as of March 31, 2026 the Company had right-of-use assets totaling $728,000 included in other noncurrent assets and operating lease liabilities totaling $757,000, $661,000 of which is included in current liabilities and $96,000 of which is included in noncurrent liabilities, and as of December 31, 2025 the Company had right-of-use assets totaling $957,000 included in other noncurrent assets and operating lease liabilities totaling $987,000, $845,000 of which are included in current liabilities and $142,000 of which are included in noncurrent liabilities on the accompanying condensed consolidated balance sheets. The Company does not currently have any finance right-of-use leases. Maturities of the operating lease obligations are as follows (in thousands):

March 31, 2026
Remainder of 2026	$641
2027	118
2028	31
Total	790
Less present value discount	(33)
Present value of lease liabilities	$757

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

Crude oil delivery commitments. In September 2024, the Company entered into an amended and restated crude oil marketing contract with DK Trading & Supply, LLC (“Delek”) as the purchaser and DKL Permian Gathering, LLC (“DKL”) as the gatherer and transporter. The contract includes the Company’s current and future crude oil production from the majority of its horizontal wells in Flat Top and Signal Peak where DKL is continually expanding their crude oil gathering system and custody transfer meters to most of the Company’s central tank batteries. The contract contains a minimum volume commitment commencing May 2024 that totals $138.7 million based on the gross piped barrels delivered of 23,500 Bopd for the first ten years of the contract at a certain amount per barrel escalating throughout the term of the contract. However, the Company generally has the ability under the contract to cumulatively bank dollars based on excess volumes delivered to offset the minimum volume commitment. For the period from May 1, 2024 to March 31, 2026, the Company has delivered approximately 32,077 Bopd under the contract. The remaining monetary commitment as of March 31, 2026, if the Company never delivers any additional volumes under the agreement, is approximately $111.7 million.

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

NOTE 12. Major Customers

Delek accounted for approximately 86% and 81% and Energy Transfer Crude Marketing, LLC (“ETC”) accounted for less than 10% and approximately 10% of the Company’s revenues during the three months ended March 31, 2026 and 2025, respectively. Based on the current demand for crude oil and natural gas and the availability of other purchasers, management believes the loss of either of these major purchasers would not have a material adverse effect on our financial condition and results of operations because crude oil and natural gas are fungible products with well-established markets and numerous purchasers.

NOTE 13. Income Taxes

Income Tax (Benefit) Expense

The following table presents the Company’s income tax (benefit) expense (in thousands):

	Three Months Ended March 31,
	2026	2025
Current income tax (benefit) expense:
Federal	$—	$—
State	—	—
Total current income tax (benefit) expense	—	—
Deferred income tax (benefit) expense:
Federal	(26,989)	9,572
State	(662)	367
Deferred income tax (benefit) expense	(27,651)	9,939
Income tax (benefit) expense	$(27,651)	$9,939

The income tax (benefit) expense differed from the amounts computed by applying the U.S. federal income tax rate to (losses) earnings before income taxes as a result of the following (in thousands, except rate):

	Three Months Ended March 31,
	2026		2025
Income tax (benefit) expense at U.S. federal statutory rate	$(32,571)	21%	$9,718	21%
State income tax, net of federal income tax effect (1)	(662)	—	367	1
Tax Credits	—	—	—	—
Changes in valuation allowances	—	—	—	—
Nontaxable or nondeductible items:
Limited tax benefit due to compensation	167	—	(112)	—
Annualized loss limitation	5,433	(3)	—	—
Other	(18)	—	(34)	—
Changes in unrecognized tax benefits	—	—	—	—
Other, net	—	—	—	—
Income tax (benefit) expense	$(27,651)	18%	$9,939	22%

(1)	State taxes in Texas make up 100% of the tax effect of this category.

Income taxes were (received from) paid to the following jurisdictions (in thousands):

	Three Months Ended March 31,
	2026	2025
Federal	$(230)	$—
State	—	—
Total income taxes paid	$(230)	$—

On July 4, 2025, the “One Big Beautiful Bill” (“OBBB”) was signed into law. The OBBB is a significant piece of tax legislation that includes provisions that restore 100% bonus depreciation under section 168(k) for certain property place in service after January 19, 2025, allow for the expensing of domestic R&D expenditures beginning in 2025, and allow for the deduction of intangible drilling costs as part of the computation of the corporate alternative minimum tax beginning in 2026. The OBBB did not have a significant impact on the Company’s income tax expense.

Deferred Tax Assets and Liabilities

The following table presents the tax effects of temporary differences that give rise to the Company’s deferred tax assets and liabilities (in thousands):

	March 31, 2026	December 31, 2025
Deferred tax assets:
Interest expense limitations	$99,163	$94,623
Net operating loss carryforwards	30,337	28,360
Unrecognized derivative losses, net	23,001	—
Stock-based compensation	3,342	3,322
Other	63	44
Less: Valuation allowance	—	—
Deferred tax assets	155,906	126,349
Deferred tax liabilities:
Crude oil and natural gas properties, principally due to differences in basis and depreciation and the deduction of intangible drilling costs for tax purposes	(362,458)	(358,853)
Annualized loss limitation	(5,433)	—
Unrecognized derivative gains, net	—	(7,132)
Deferred tax liabilities	(367,891)	(365,985)
Net deferred tax liabilities	$(211,985)	$(239,636)

As required by ASC Topic 740, “Income Taxes,” (“ASC 740”) the Company uses reasonable judgments and makes estimates and assumptions related to evaluating the probability of uncertain tax positions. The Company bases its estimates and assumptions on the potential liability related to an assessment of whether the income tax position will “more likely than not” be sustained in an income tax audit. Based on that analysis, the Company believes the Company has not taken any material uncertain tax positions, and therefore has not recorded an income tax liability related to uncertain tax positions. However, if actual results materially differ, the Company’s effective income tax rate and cash flows could be affected in the period of discovery or resolution. The Company also reviews the estimates and assumptions used in evaluating the probability of realizing the future benefits of the Company’s deferred tax assets and records a valuation allowance when the Company believes that a portion or all the deferred tax assets may not be realized. If the Company is unable to realize the expected future benefits of its deferred tax assets, the Company is required to provide a valuation allowance. The Company uses its history and experience, overall profitability, future management plans, tax planning strategies, and current economic information to evaluate the amount of valuation allowance to record. As of March 31, 2026 and December 31, 2025, the Company had not recorded a valuation allowance for deferred tax assets arising from its operations because the Company believed they met the “more likely than not” criteria as defined by the recognition and measurement provisions of ASC 740.

The Company is also subject to Texas margin tax. The Company realized zero in current Texas margin tax in the accompanying consolidated financial statements for the three months ended March 31, 2026 and 2025. The Company has recognized a net deferred Texas margin tax liability of $9.1 million and $9.7 million as of March 31, 2026 and December 31, 2025, respectively, in the accompanying condensed consolidated balance sheets.

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

The following table reconciles the Company’s earnings from operations and earnings attributable to common stockholders to the basic and diluted earnings used to determine the Company’s earnings per share amounts for the three months ended March 31, 2026 and 2025 under the two-class method (in thousands):

	Three Months Ended March 31,
	2026	2025
Net (loss) income as reported	$(127,448)	$36,335
Participating basic earnings (a)	—	(3,542)
Basic (losses) earnings attributable to common stockholders	(127,448)	32,793
Reallocation of participating earnings	—	47
Diluted net (loss) income attributable to common stockholders	$(127,448)	$32,840

Basic weighted average shares outstanding	125,265	123,913
Dilutive warrants and unvested stock options	—	1,146
Dilutive unvested restricted stock	—	2,154
Diluted weighted average shares outstanding	125,265	127,213

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

NOTE 15. Stockholders’ Equity

Issuance of Common Stock. During the three months ended March 31, 2026 and 2025, the Company issued 1,028,000 and zero shares, respectively, of restricted stock to certain employees of the Company and zero and 60 shares of HighPeak Energy common stock, respectively, as a result of warrants being exercised. All of the Company’s outstanding warrants expired on August 21, 2025.

Dividends and Dividend Equivalents. In the first quarter of 2026, the Board elected to discontinue the quarterly dividend. In February 2025, the Board declared a quarterly dividend of $0.04 per share of common stock outstanding which resulted in a total of $5.0 million in dividends being paid in March 2025. In addition, under the terms of the LTIP, the Company paid a dividend equivalent per share to all vested stock option holders of $531,000 in March 2025. In addition, the Company accrued an additional combined $86,000 in dividends on the restricted stock issued to directors, management directors and certain employees that will be payable upon vesting.

Outstanding securities. As of March 31, 2026 and December 31, 2025, the Company had 126,358,104 and 125,330,104 shares of common stock outstanding, respectively.

NOTE 16. Subsequent Events

Crude oil derivative financial instruments. Subsequent to March 31, 2026, the Company entered into the following additional crude oil derivative financial instruments:

Settlement Month	Settlement Year	Type of Contract	Bbls Per Day	Index	Swap Price per Bbl
Crude Oil:
Apr – Jun	2026	Roll Swap	1,670	NYMEX WTI Roll	$5.23
Apr – Jun	2026	Basis Swap	2,659	Argus WTI Midland	$1.87
Jul – Sep	2026	Roll Swap	4,326	NYMEX WTI Roll	$4.30
Jul – Sep	2026	Basis Swap	6,000	Argus WTI Midland	$1.92
Oct – Dec	2026	Roll Swap	5,000	NYMEX WTI Roll	$4.05
Oct – Dec	2026	Basic Swap	6,000	Argus WTI Midland	$1.92
Oct – Dec	2027	Swap	1,000	WTI Cushing	$72.25

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

Overview

HighPeak Energy, Inc., a Delaware corporation, was formed in October 2019, is an independent crude oil and natural gas exploration and production company that explores for, develops and produces crude oil, NGL and natural gas in the Permian Basin in West Texas, more specifically, the Midland Basin. The Company’s assets are located primarily in Howard and Borden Counties, Texas, and to a lesser extent Scurry and Mitchell Counties, which lie within the northeastern part of the crude oil-rich Midland Basin. As of March 31, 2026, the assets consisted of two highly contiguous leasehold positions of approximately 152,201 gross (140,439 net) acres, approximately 74% of which were held by production, with an average working interest of 92%. Our acreage is composed of two core areas, Flat Top primarily in the northern portion of Howard County extending into southern Borden County, southwest Scurry County and northwest Mitchell County and Signal Peak in the southern portion of Howard County. We operate approximately 98% of the net acreage across the Company’s assets and more than 90% of the net operated acreage provides for horizontal wells with lateral lengths of 10,000 feet or greater. For the three months ended March 31, 2026, approximately 84% and 16% of sales volumes from the assets were attributable to liquids (both crude oil and NGL) and natural gas, respectively. As of March 31, 2026, HighPeak Energy was developing its properties using one (1) drilling rig and expects to average one (1) drilling rig and one (1) frac crew during the remainder of 2026 under our current development plan, depending on certain market conditions.

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

Effective as of December 30, 2025, in order to ensure continued compliance with the financial covenants under the Term Loan Credit Agreement and the Senior Credit Facility Agreement, the Company has entered into the Second Term Loan Amendment and the Third Facility Amendment whereby, among other things (i) the Company will be required to maintain an asset coverage ratio of not less than 1.00 to 1.00 for the Fourth Quarter of 2025 and the First Quarter of 2026, representing a 0.25x decrease in the required ratio levels for such quarters, (ii) the Company will be required to maintain a total net leverage ratio of not greater than 2.50 to 1.00 for the Fourth Quarter of 2025 and the First Quarter of 2026, representing a 0.50x increase in the required ratio levels for such quarters, (iii) the Company’s hedging obligations will be increased requiring it to maintain hedging agreements with respect to 75% of its proved developed producing oil production for the period from April 1, 2026 to March 31, 2027 and 60% of its proved developed producing oil production for the period from April 1, 2027 to September 30, 2027, in each case as provided in the January 1, 2026 reserve report and (iv) the Company will be prohibited from making quarterly dividends on its common stock until September 30, 2026. For the Second Quarter of 2026 and quarterly periods ending thereafter, the required asset coverage ratio and total net leverage ratio levels will reset to the levels currently in effect for such quarters prior to this amendment. It is uncertain whether the Company will be able to comply with these covenants, in particular beginning in the Second Quarter of 2026 when the required asset coverage ratio and total net leverage ratio levels will reset to the prior more stringent levels. The Company has already taken steps to improve these ratios, including, but not limited to, suspending the payment of dividends and reducing capital expenditures, and in connection with any potential or anticipated covenant shortfalls, the Company may seek to take other action such as raising additional capital through debt or equity offerings, selling assets, reducing capital expenditures further, obtaining additional amendments or waivers from its lenders, or pursuing other strategic alternatives. There can be no assurance that any such measures will be available on acceptable terms, or at all, or that they will be sufficient to address any covenant compliance issues. Any failure of the Company to comply with its financial covenants would result in an event of default under the Term Loan Credit Agreement and Senior Credit Facility Agreement, entitling the lenders to accelerate amounts outstanding thereunder.

Acquisitions. During the three months ended March 31, 2026, the Company incurred a total of $127,000 in acquisition costs related to lease extensions and to acquire additional crude oil and natural gas leases covering additional contiguous bolt-on undeveloped acreage to its Flat Top and Signal Peak operating areas.

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

Throughout 2025, OPEC and its non-OPEC allies, known collectively as OPEC+, began unwinding prior voluntary production cuts, completing the reversal of its prior 2.2 million bopd cutback from 2023, but paused production increases in early 2026. This substantial supply boost contributed to a decline in global crude oil prices during the year ended December 31, 2025 and through February 2026. OPEC+ also emphasized that the production increases could continue or be reversed depending on how market conditions evolve, maintaining flexibility to support price stability. With the recent war in Iran and the closing of the Strait of Hormuz, crude oil prices have increased significantly beginning in March 2026, which the Company expects to be temporary depending on when the war comes to an end.  Further complicating crude oil markets is the exit of the UAE from OPEC+, which the Company anticipates could exert further downward pressure on oil prices with their supposed additional capacity to increase production. Concurrently, the U.S. imposed tariffs on energy imports from Canada and Mexico, set at 10% and 25%, respectively, and expanded tariffs to include all steel and aluminum imports, aiming to bolster domestic production. In addition, the current U.S. presidential administration began announcing a substantial number of trade tariffs, including a new universal baseline reciprocal tariff, plus an additional country-specific reciprocal tariff for select trading partners, on all U.S. imports, although imports of crude oil, natural gas and refined products received exemptions from the tariffs. Furthermore, the administration announced additional sector-specific tariffs, including on copper imports. Although the Supreme Court recently invalidated the reciprocal tariffs, the administration has indicated that it will continue seeking to implement tariffs through other means, and concerns that the measures could cause inflation, slow economic growth and intensify trade disputes have also placed further downward pressure on oil prices. The situation remains fluid, with certain tariff rates and obligations established through trade agreements that were negotiated while the reciprocal tariffs were in effect, and we expect price volatility to continue. Collectively, these policy changes—OPEC+'s instability and the U.S. tariffs—are introducing significant volatility to the crude oil and natural gas sector. In addition, tariffs have the potential to significantly increase our operating and capital costs, which could negatively impact our ability to carry out our planned drilling program and future growth projects.

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

Sanctions and import bans on Russia have been implemented by various countries in response to the war in Ukraine, further impacting global crude oil supply. As a result of crude oil and natural gas supply constraints, there have been significant increases in European energy costs, which have resulted in inflationary pressures throughout Europe, increasing prospects of recession in many countries throughout the continent. The ongoing war between Russia and Ukraine, conflicts in the Middle East, and U.S. intervention in Venezuela have resulted in global supply chain disruptions, which has led to significant cost inflation. Such impacts may also be exacerbated by the tariffs and proposed tariffs by the current administration. Specifically, the Company’s capital program has been and continues to be impacted by higher prices for steel, diesel, chemicals and services, among other items.

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

Outlook

HighPeak Energy’s financial position and future prospects, including its revenues, operating results, profitability, liquidity, future growth and the value of its assets, depend heavily on prevailing commodity prices. The crude oil and natural gas industry is cyclical and commodity prices are highly volatile and subject to a high degree of uncertainty. For example, during the period from January 1, 2021 through March 31, 2026, the calendar month average NYMEX WTI crude oil price per Bbl ranged from a low of $52.10 to a high of $114.34, and the last trading day NYMEX natural gas price per MMBtu ranged from a low of $1.58 to a high of $9.35.

The markets for the commodities produced by our industry strengthened in 2021 continuing into 2023. However, they began declining in 2024 and continued to decline in 2025 and early 2026 due to concerns over trade wars and energy tariffs, among other factors, and has decreased from 2022 levels overall, as a result of increased supply outpacing increased demand for each of the commodities we produce. This decline in commodity prices through 2025 and into 2026 contributed to the Company's need to enter into amendments to its Term Loan Credit Agreement and Senior Credit Facility Agreement to address potential financial covenant compliance issues. The increase in commodity prices in March 2026 is considered temporary related to the conflicts in the Middle East and the Company anticipates that they may retreat after the conflicts are resolved. There can be no assurance that commodity prices will improve sufficiently to enable the Company to comply with the financial covenants under its credit facilities when the required asset coverage ratio and total net leverage ratio levels reset to more stringent levels in the Second Quarter of 2026. There are many factors beyond the Company’s control, including commodity markets, unavailability or high cost of drilling rigs, equipment, supplies, personnel, frac crews and oilfield services or supply constraints remain subject to heightened levels of uncertainty as a result of commodity-specific tariffs and the possibility of trade wars, the ongoing war between Russia and Ukraine, conflicts in the Middle East, U.S. intervention in Venezuela, and elevated interest rates and associated policies of the Federal Reserve, which could adversely affect HighPeak Energy. For additional information on the risks, see “Part I. Item 1A. Risk Factors.”

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

Financial and Operating Performance

The Company's financial and operating performance for the three months ended March 31, 2026 included the highlights described below and comparative discussion of related drivers for the three months ended March 31, 2025:

•

Net loss was $127.4 million ($(1.02) per diluted share) for the three months ended March 31, 2026 compared with net income of $36.3 million for three months ended March 31, 2025. The primary components of the $163.8 million decrease in net income include:

•

a $149.1 million increase in the Company’s derivative instruments loss as a result of its crude oil and natural gas commodity contracts entered into and the change in crude oil and natural gas prices thereafter;

•

a $56.4 million decrease in crude oil, NGL and natural gas revenues due to a 14% decrease in daily sales volumes resulting primarily from a decrease in crude oil sales as a result of decreased activity and natural decline coupled with an 8% decrease in average realized commodity prices per Boe, excluding the effects of derivatives;

•

a $3.7 million increase in DD&A expense primarily due to a 20% increase in the DD&A rate from $22.86 to $27.52 per Boe as a result of a decrease in proved reserves at the end of 2025 partially offset by an 14% decrease in daily sales volumes resulting primarily from a decrease in crude oil sales as a result of decreased activity and natural decline;

•

a $2.9 million increase in gathering, processing and transportation expenses related to the Company’s natural gas production as a result of connecting more natural gas to processing facilities that were not previously connected, thereby enhancing the Company’s ability to maximize returns from its wells by increasing sales volumes;

•	a $688,000 increase in the Company’s stock-based compensation expense primarily due restricted shares granted to certain employees in January 2026; and

•	a $478,000 increase in the Company’s exploration and abandonment expenses primarily due to increased plugging and abandonment expenses and abandoned leasehold costs;

partially offset by:

•	a $37.6 million decrease in the Company’s income tax expense primarily due to a decrease in income before income taxes;

•

a $6.0 million decrease in the Company’s crude oil and natural gas production costs primarily as a result of decreased expense workover activity, lower chemical and treating costs related to third party midstream expansions and debottlenecking and decreased communication expenses;

•	a $3.3 million decrease in the Company’s production and ad valorem tax expense as a result of a decrease in the revenues of the Company;

•

a $2.0 million decrease in the Company’s interest expense primarily as a result of decreased amortization of discounts and debt issuance costs related to the refinancing of the Company’s debt in August 2025 and lower interest rates experienced, partially offset by an increased outstanding debt balance; and

•

a $600,000 decrease in the Company’s general and administrative expenses primarily attributable to lower wages and benefits primarily as a result of the retirement of the Company’s former chief executive officer in September 2025.

•

During the three months ended March 31, 2026, average daily sales volumes totaled 45,629 Boepd, compared with 51,128 Boepd during the same period in 2025, a decrease of 14%, primarily due to lower crude oil volumes as a result of decreased activity and natural decline.

•

Weighted average realized crude oil prices per Bbl, excluding the effects of derivatives, increased during the three months ended March 31, 2026 to $71.79, compared with $71.64 for the same period in 2025. Weighted average NGL prices per Bbl decreased during the three months ended March 31, 2026 to $17.22, compared with $24.21 for the same period in 2025. Weighted average natural gas prices per Mcf decreased to $1.32 during the three months ended March 31, 2026, compared with $2.34 during the same period in 2025.

•	Cash provided by operating activities totaled $54.2 million for the three months ended March 31, 2026, compared with $157.1 million for the three months ended March 31, 2025.

Derivative Financial Instruments

Crude oil derivative financial instrument exposure. As of March 31, 2026 and factoring in derivative instruments entered into subsequent to quarter end, the Company was party to the following open crude oil derivative financial instruments.

Settlement Month	Settlement Year	Type of Contract	Bbls Per Day	Index	Swap Price per Bbl	Costless Collar Floor Price per Bbl	Costless Collar Ceiling Price per Bbl
Crude Oil:
Apr – Jun	2026	Costless Collar	12,350	WTI Cushing	$—	$59.87	$66.82
Apr – Jun	2026	Swap	10,000	WTI Cushing	$64.91	$—	$—
Apr – Jun	2026	Roll Swap	21,725	NYMEX WTI Roll	$4.37	$—	$—
Apr – Jun	2026	Basis Swap	18,011	Argus WTI Midland	$1.25	$—	$—
Jul – Sep	2026	Costless Collar	12,000	WTI Cushing	$—	$59.83	$66.84
Jul – Sep	2026	Swap	5,000	WTI Cushing	$63.45	$—	$—
Jul – Sep	2026	Roll Swap	26,011	NYMEX WTI Roll	$4.30		$—
Jul – Sep	2026	Basis Swap	23,000	Argus WTI Midland	$1.37	$—	$—
Oct – Dec	2026	Costless Collar	9,800	WTI Cushing	$—	$59.80	$65.31
Oct – Dec	2026	Swap	5,000	WTI Cushing	$63.45	$—	$—
Oct – Dec	2026	Roll Swap	25,000	NYMEX WTI Roll	$4.23	$—	$—
Oct – Dec	2026	Basis Swap	23,000	Argus WTI Midland	$1.37	$—	$—
Jan – Mar	2027	Costless Collar	8,900	WTI Cushing	$—	$59.78	$65.24
Jan – Mar	2027	Swap	4,400	WTI Cushing	$62.14	$—	$—
Jan – Mar	2027	Basis Swap	10,000	Argus WTI Midland	$1.00	$—	$—
Apr – Jun	2027	Costless Collar	4,000	WTI Cushing	$—	$52.00	$62.85
Apr – Jun	2027	Swap	6,470	WTI Cushing	$59.61	$—	$—
Apr – Jun	2027	Basis Swap	10,000	Argus WTI Midland	$1.00	$—	$—
Jul – Sep	2027	Swap	8,950	WTI Cushing	$61.46	$—	$—
Jul – Sep	2027	Basis Swap	10,000	Argus WTI Midland	$1.00	$—	$—
Oct – Dec	2027	Swap	1,000	WTI Cushing	$72.25	$—	$—
Oct – Dec	2027	Basis Swap	10,000	Argus WTI Midland	$1.00	$—	$—

Natural gas derivative financial instrument exposure. As of March 31, 2026, the Company was party to the following open natural gas derivative financial instruments.

Settlement Month	Settlement Year	Type of Contract	MMBtu Per Day	Index	Price per MMBtu
Natural Gas:
Apr – Jun	2026	Swap	30,000	HH	$4.30
Jul – Sep	2026	Swap	30,000	HH	$4.30
Oct – Dec	2026	Swap	30,000	HH	$4.30
Jan – Mar	2027	Swap	19,667	HH	$4.30

The estimated fair value of the outstanding open derivative financial instruments as of March 31, 2026 was a net liability of $106.5 million which is included in current assets and current and noncurrent liabilities on the Company’s condensed consolidated balance sheet as of March 31, 2026. During the three months ended March 31, 2026, the Company recognized a net derivative loss of $157.0 million, including a $139.5 million mark-to-market loss and $17.5 million in net monthly settlement payments.

Operations and Drilling Highlights

Average daily crude oil, NGL and natural gas sales volumes are as follows:

Three Months Ended March 31, 2026
Crude Oil (Bbls)	30,826
NGL (Bbls)	7,403
Natural Gas (Mcf)	44,402
Total (Boe)	45,629

The Company’s liquids production was 84% of total production on a Boe basis for the three months ended March 31, 2026.

Costs incurred are as follows (in thousands):

Three Months Ended March 31, 2026
Unproved property acquisition costs	$127
Proved acquisition costs	—
Total acquisitions	127
Development costs	56,760
Exploration costs	21,683
Total finding and development costs	78,570
Asset retirement obligations	433
Total costs incurred	$79,003

The following table sets forth the total number of horizontal producing wells drilled and completed during the three months ended March 31, 2026:

	Drilled		Completed
	Gross	Net	Gross	Net
Flat Top area	6	5.9	8	8.0
Signal Peak area	3	3.0	4	4.0
Total	9	8.9	12	12.0

As of March 31, 2026, HighPeak Energy was developing its properties using one (1) drilling rig. The continued threat of a potential recession, commodity-specific tariffs and the possibility of trade wars, the scope, duration and magnitude of the direct and indirect effects of pandemics, the ongoing war between Russia and Ukraine and conflicts in the Middle East and the production cuts and reversals thereof announced by OPEC+ are continuing to evolve and in ways that are difficult or impossible to anticipate. Given the dynamic nature of this situation, the Company is maintaining flexibility with its capital plan and will continue to evaluate drilling and completion activity on an economic basis, with future activity levels assessed regularly.

During the three months ended March 31, 2026, the Company successfully completed and placed on production twelve (12) gross (12.0 net) horizontal wells. As of March 31, 2026, the Company had sixteen (16) gross (15.9 net) horizontal wells that had been drilled and were in various stages of completion. In addition, as of March 31, 2026, the Company was in the process drilling two (2) gross (1.9 net) horizontal wells. The frac crew which was reassigned in early March returned in early April to begin fracing the Company’s wells once again. This is part of a program of frac pauses planned throughout the year given that one frac crew can outpace one drilling rig.

Results of Operations

Three Months Ended March 31, 2026

Crude Oil, NGL and natural gas revenues.

Average daily sales volumes are as follows:

	Three Months Ended March 31,
	2026	2025	% Change
Crude Oil (Bbls)	30,826	38,222	(19)%
NGL (Bbls)	7,403	7,724	(4)%
Natural Gas (Mcf)	44,402	43,096	3%
Total (Boe)	45,629	53,128	(14)%

The decrease in average daily Boe sales volumes for the three months ended March 31, 2026, compared with the same period in 2025 was primarily due to lower crude oil sales volumes as a result of reduced activity and natural decline partially offset by increased NGL and natural gas sales volumes due to third-party midstream expansions and debottlenecking.

The crude oil, NGL and natural gas prices that the Company reports are based on the market prices received for each commodity. The weighted average realized prices, excluding the effects of derivatives, are as follows:

	Three Months Ended March 31,
	2026	2025	% Change
Crude Oil per Bbl	$71.79	$71.64	0%
NGL per Bbl	$17.22	$24.21	(29)%
Natural Gas per Mcf	$1.32	$2.34	(44)%
Total per Boe	$52.57	$56.95	(8)%

Revenue Variance Analysis.

The following table illustrates the variance in revenues attributable to prices versus volumes (in thousands except prices and percentages):

	Three Months Ended March 31,
	2026	2025	% Change
Total operating revenues	$215,885	$272,311	(21)%
Average daily sales volumes (Boe)	45,629	53,128	(14)%
Realized price per Boe	$52.57	$56.95	(8)%

Revenue change from prior period due to prices	$(20,943)		(8)%
Revenue change from prior period due to volumes	(35,480)		(13)%
Rounding	(3)		(0)%
Total change from prior period revenues	$(56,426)

As detailed above, the decrease in total operating revenues for the three months ended March 31, 2026 compared to the same periods in 2025 is the result of a 14% decrease in average daily sales volumes primarily as a result of lower crude oil sales volumes as a result of reduced activity and natural decline plus an 8% decrease in average realized price per Boe.

Crude Oil and natural gas production costs.

Crude oil and natural gas production costs in total and per Boe are as follows (in thousands, except percentages and per Boe amounts):

	Three Months Ended March 31,
	2026	2025	% Change
Crude oil and natural gas production costs	$29,524	$35,562	(17)%
Crude oil and natural gas production costs per Boe (excluding expense workovers)	$6.53	$6.61	(1)%
Workover expense	$0.66	$0.83	(20)%

The decrease in crude oil and natural gas production costs for the three months ended March 31, 2026 compared to the same period in 2025 can be attributed primarily to decreased expense workover costs and chemical and treating costs related to third party midstream expansions and debottlenecking.

Gathering, processing and transportation expenses.

Gathering, processing and transportation expenses are as follows (in thousands):

	Three Months Ended March 31,
	2026	2025	% Change
Gathering, processing and transportation expenses	$17,733	$14,863	19%

Gathering, processing and transportation expenses per Boe are as follows:

	Three Months Ended March 31,
	2026	2025	% Change
Gathering, processing and transportation expenses	$4.32	$3.11	39%

Gathering, processing and transportation expenses per Boe for the three months ended March 31, 2026 increased compared to the same period in 2025. This is primarily related to connecting more natural gas to processing facilities that were not previously connected, thereby enhancing the Company’s ability to maximize returns from its wells by increasing sales volumes.

Production and ad valorem taxes.

Production and ad valorem taxes are as follows (in thousands, except percentages):

	Three Months Ended March 31,
	2026	2025	% Change
Production and ad valorem taxes	$11,900	$15,152	(21)%

In general, production taxes and ad valorem taxes are directly related to commodity sales volumes and price changes; however, Texas ad valorem taxes are based upon an asset valuation assessed by the state as of January 1 of that particular year based on prior year commodity prices, whereas production taxes are based upon current year sales revenues at current commodity prices. Overall, the decrease in production and ad valorem taxes during the three months ended March 31, 2026 compared to the same period in 2025 can be attributed primarily to the aforementioned 14% decrease in sales volumes coupled with the 8% decrease in overall commodity prices received.

Production and ad valorem taxes per Boe are as follows:

	Three Months Ended March 31,
	2026	2025	% Change
Production taxes per Boe	$2.48	$2.72	(9)%
Ad valorem taxes per Boe	$0.42	$0.45	(7)%

The decrease in production taxes per Boe for the three months ended March 31, 2026, compared with the same period in 2025 can be attributed primarily to the lower sales volumes thus far in 2026. The change in ad valorem taxes per Boe for the three months ended March 31, 2026, compared with the same period in 2025, was primarily due to natural decline from wells put on line in recent years coupled with the decreased activity of the Company.

Exploration and abandonments expense.

Exploration and abandonment expense details are as follows (in thousands, except percentages):

	Three Months Ended March 31,
	2026	2025	% Change
Plugging and abandonment expense	$336	$4	8,300%
Geologic and geophysical personnel costs	285	260	10%
Unsuccessful exploratory well costs	82	—	100%
Abandoned leasehold costs	37	—	100%
Geologic and geophysical data costs	2	—	100%
Exploration and abandonments expense	$742	$264	181%

Exploration and abandonment costs increased during the three months ended March 31, 2026 primarily due to increased plugging and abandonment expenses as a result of regulatory requirements.

DD&A expense.

DD&A expense and DD&A expense per Boe are as follows (in thousands, except percentages and per Boe amounts):

	Three Months Ended March 31,
	2026	2025	% Change
DD&A expense	$113,014	$109,325	3%
DD&A expense per Boe	$27.52	$22.86	20%

The increase in DD&A during the three months ended March 31, 2026 is primarily due to an increase in the DD&A rate primarily attributable to decreased proved reserves partially offset by decreased sales volumes.

General and administrative expense.

General and administrative expense and general and administrative expense per Boe as well as stock-based compensation expense are as follows (in thousands, except percentages and per Boe amounts):

	Three Months Ended March 31,
	2026	2025	% Change
General and administrative expense	$5,745	$6,345	(9)%
General and administrative expense per Boe	$1.40	$1.33	5%
Stock-based compensation expense	$865	$177	389%

The decrease in general and administrative expense in total for the three months ended March 31, 2026 compared to the same period in 2025 is primarily a result of decreased wages and benefits primarily related to the retirement of the Company’s former chief executive officer in September 2026. The increase in stock-based compensation expense for the three months ended March 31, 2026 compared to the same period in 2025 is the result of restricted stock issued to certain employees of the Company in January 2026.

Interest expense.

	Three Months Ended March 31,
	2026	2025	% Change
Term Loan Credit Agreement	$33,966	$32,343	5%
Senior Credit Facility Agreement	188	185	2%
Amortization of debt issuance costs	884	2,034	(57)%
Amortization of discount	—	2,426	(100)%
	$35,038	$36,988	(5)%

The decrease in interest expense can be attributed to a decrease in amortization of discounts and debt issuance costs related to the refinancing of the Company’s debt in August 2025 and lower interest rates in 2026 compared with interest rates in 2025 partially offset by an increased outstanding debt balance.

Loss on derivative instruments, net.

	Three Months Ended March 31,
	2026	2025	% Change
Noncash loss on derivative instruments, net	$(139,554)	$(4,856)	2,774%
Cash payments on settlement derivatives, net	(17,473)	(3,071)	469%
Loss on derivative instruments, net	$(157,027)	$(7,927)	1,881%

The Company primarily utilizes commodity swap contracts, costless collars, roll swaps and basis swaps to (i) reduce the effect of price volatility on the commodities the Company produces and sells or consumes, (ii) support the Company’s annual capital budget and expenditure plans and (iii) reduce commodity price risk associated with certain capital projects. The Company’s Term Loan Credit Agreement and Senior Credit Facility Agreement require the Company to hedge certain quantities of its projected crude oil production. The Company may also, from time to time, utilize interest rate contracts to reduce the effect of interest rate volatility on the Company’s indebtedness. The above mark-to-market loss and cash settlements relate to crude oil derivative swap contracts, costless collars and basis swaps and natural gas derivative swap contracts.

Provision for income taxes.

	Three Months Ended March 31,
	2026	2025	% Change
Provision for income taxes	$(27,651)	$9,939	(378)%
Effective income tax rate	17.8%	21.5%	(17)%

The change in provision for income taxes during the three months ended March 31, 2026, compared with the same period in 2025, was primarily due to the change in income before income taxes mainly due to the significant increase in derivative losses. The effective income tax rate differs from the statutory rate primarily due to Texas state margin taxes and other permanent differences between GAAP income and taxable income. See Note 13 of Notes to Condensed Consolidated Financial Statements included in “Item 1. Condensed Consolidated Financial Statements (Unaudited)” for additional information.

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

As of March 31, 2026, the Company was in compliance with the financial covenants under its Term Loan Credit Agreement and Senior Credit Facility Agreement, as amended. In particular, we recently entered into credit facility amendments described below to ensure our continued compliance with covenants in our debt instruments, but it is uncertain whether the Company will be able to comply with these covenants, in particular beginning in the Second Quarter of 2026 when the required asset coverage ratio and total net leverage ratio levels will reset to the prior more stringent levels. The Company has already taken steps to improve these ratios, including, but not limited to, suspending the payment of dividends and reducing capital expenditures, and in connection with any potential or anticipated covenant shortfalls, the Company may seek to take other action such as raising additional capital through debt or equity offerings, selling assets, reducing capital expenditures further, obtaining additional amendments or waivers from its lenders, or pursuing other strategic alternatives. There can be no assurance that any such measures will be available on acceptable terms, or at all, or that they will be sufficient to address any covenant compliance issues. If the Company is unable to maintain compliance with its financial covenants or successfully implement the measures described above, its liquidity and capital resources would be materially and adversely affected. Specifically, the Company's borrowing availability under its Senior Credit Facility Agreement, which was approximately $92.1 million as of March 31, 2026, could be reduced or eliminated, and the Company may be unable to access additional debt or equity financing on acceptable terms or at all. In addition, any failure of the Company to comply with its financial covenants would result in an event of default under the Term Loan Credit Agreement and Senior Credit Facility Agreement, entitling the lenders to accelerate amounts outstanding thereunder. If such amounts were accelerated and became immediately due and payable, the Company does not expect it would have sufficient liquidity to repay such indebtedness and would likely need to pursue a restructuring, refinancing or other strategic alternatives, which may not be available on acceptable terms or at all.

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

Capital resources. Cash flows from operating, investing and financing activities are summarized below (in thousands).

	Three Months Ended March 31,
	2026	2025	Change	% Change
Net cash provided by operating activities	$54,201	$157,052	$(102,851)	(65)%
Net cash used in investing activities	$(114,354)	$(156,594)	$42,240	(27)%
Net cash used in financing activities	$(6,095)	$(35,488)	$29,393	(83)%

Operating activities. The decrease in net cash flow provided by operating activities for the three months ended March 31, 2026, compared with the same period in 2025, was primarily related to a decrease in discretionary cash flow as a result of a decrease in revenues less operating and general administrative expenses of approximately $49.4 million associated with lower overall commodity prices and lower sales volumes coupled with changes in operating assets and liabilities that differ from the prior year period.

Investing activities. The decrease in net cash used in investing activities for the three months ended March 31, 2026, compared with 2025, was primarily due to decreases in additions to crude oil and natural gas properties and acquisitions partially offset by a decrease in working capital related to additions to crude oil and natural gas properties.

Financing activities. The Company's significant financing activities are as follows:

•	Three months ended March 31, 2026: The Company paid debt issuance costs of $6.1 million primarily related to the Second Term Loan Amendment and the Third Facility Amendment.

•

Three months ended March 31, 2025: The Company made a mandatory amortization payment on its Term Loan Credit Agreement totaling $30.0 million and paid dividends and dividend equivalents of $5.0 million and $531,000, respectively.

Interest Rate Risk.  We are exposed to market risk due to the floating interest rates associated with any outstanding balance on the Term Loan Credit Agreement and the Senior Credit Facility Agreement. As of March 31, 2026, we had a $1.2 billion outstanding balance on the Term Loan Credit Agreement and zero outstanding on the Senior Credit Facility Agreement. Our Term Loan Credit Agreement fixes the interest rate for all of the principal balance of the Term Loan Credit Agreement at the end of each quarter for a period of three months and the Senior Credit Facility Agreement allows us to fix the interest rate for all or a portion of the principal balance for a period of up to six months. To the extent the interest rate is fixed, interest rate changes will affect the Term Loan Credit Agreement’s and Senior Credit Facility Agreement’s fair value but will not impact results of operations or cash flows. Conversely, for the portion of the Term Loan Credit Agreement and Senior Credit Facility Agreement that has a floating interest rate, interest rate changes will not affect the fair value but will impact future results of operations and cash flows.

Commodity Price Risk.  The prices we receive for our crude oil, NGL and natural gas production directly impact our revenue, profitability, access to capital, and future rate of growth. Crude oil, NGL and natural gas prices are subject to unpredictable fluctuations resulting from a variety of factors, including changes in supply and demand and the macroeconomic environment, and seasonal anomalies, all of which are typically beyond our control. The markets for crude oil, NGL and natural gas have been volatile, especially over the last several years. Commodity prices have improved from historic lows in 2020 resulting from the impacts of the COVID-19 pandemic but are significantly down from the past two years. Additionally, commodity prices are subject to heightened levels of uncertainty related to geopolitical issues such as the ongoing war between Russia and Ukraine, conflicts in the Middle East, and U.S. intervention in Venezuela. The realized prices we receive for our production also depend on numerous factors that are typically beyond our control. Based on our sales volumes during the three months ended March 31, 2026 and excluding the effects on derivatives, a $1.00 per barrel increase (decrease) in the weighted average crude oil price for the three months ended March 31, 2026 would have increased (decreased) the Company’s revenues by approximately $11.7 million on an annualized basis and a $0.10 per Mcf increase (decrease) in the weighted average natural gas price for the three months ended March 31, 2026 would have increased (decreased) the Company’s revenues by approximately $1.6 million on an annualized basis.

We enter into commodity derivative contracts to reduce the risk of fluctuations in commodity prices. The fair value of our commodity derivative contracts is largely determined by estimates of the forward curves of the relevant price indices. As of March 31, 2026, a $1.00 increase (decrease) in the forward curves associated with our crude oil commodity derivative instruments would have decreased (increased) our net derivative positions for these products by approximately $7.9 million. Additionally, as of March 31, 2026, a $0.10 increase (decrease) in the forward curves associated with our natural gas commodity derivative instruments would have decreased (increased) our net derivative positions for these products by approximately $1.0 million.

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

We are also subject to financial covenants under our Term Loan Credit Agreement and Senior Credit Facility Agreement based on EBITDAX ratios as further described in Note 7 of Notes to Condensed Consolidated Financial Statements included in “Item 1. Condensed Consolidated Financial Statements (Unaudited)” of this Quarterly Report. The Term Loan Credit Agreement and Senior Credit Facility Agreement provide a material source of liquidity for us. Under the terms of our Term Loan Credit Agreement and the Senior Credit Facility Agreement, if we fail to comply with the covenants that establish a maximum permitted ratio of total net leverage or a minimum permitted ratio of asset coverage, we would be in default, an event that would accelerate repayments under the Term Loan Credit Agreement and prevent us from borrowing under the Senior Credit Facility Agreement and would therefore materially limit a significant source of our liquidity. In addition, if we are in default under the Term Loan Credit Agreement and the Senior Credit Facility Agreement and are unable to obtain a waiver of that default from our lenders, lenders under those agreements would be entitled to exercise all of their remedies for default.

The following table provides a reconciliation of our net income (GAAP) to EBITDAX (non-GAAP) for the periods presented (in thousands):

	Three Months Ended March 31,
	2026	2025
Net (loss) income	$(127,448)	$36,335
Interest expense	35,038	36,988
Interest and other income	(949)	(810)
Provision for income taxes	(27,651)	9,939
Depletion, depreciation and amortization	113,014	109,325
Accretion of discount	295	244
Exploration and abandonment expense	742	264
Stock based compensation	865	177
Derivative related noncash activity	139,554	4,856
Other expense	50	—
EBITDAX	$133,510	$197,318

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

There have been no material changes in our critical accounting policies and procedures during the three months ended March 31, 2026. See our disclosure of critical accounting policies in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 8. Financial Statements and Supplementary Data” of our Annual Report.

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

During the period from January 1, 2021 through March 31, 2026, the calendar month average NYMEX WTI crude oil price per Bbl ranged from a low of $52.10 to a high of $114.34, and the last trading day NYMEX natural gas price per MMBtu ranged from a low of $1.58 to a high of $9.35. A $1.00 per barrel increase (decrease) in the weighted average crude oil price for the three months ended March 31, 2026 would have increased (decreased) the Company’s revenues by approximately $11.7 million on an annualized basis, excluding the effects of derivatives, and a $0.10 per Mcf increase (decrease) in the weighted average natural gas price for the three months ended March 31, 2026 would have increased (decreased) the Company’s revenues by approximately $1.6 million on an annualized basis, excluding the effects of derivatives.

Due to this volatility, the Company uses commodity derivative instruments, such as swaps, collars, roll swaps and basis swaps, to hedge price risk associated with a portion of anticipated production. These hedging instruments allow the Company to reduce, but not eliminate, the potential effects of the variability in cash flow from operations due to fluctuations in crude oil and natural gas prices and provide increased certainty of cash flows for its drilling program. These instruments provide only partial price protection against declines in crude oil and natural gas prices and may partially limit the Company’s potential gains from future increases in prices. The Company enters into hedging arrangements to protect its capital expenditure budget. The Company’s Term Loan Credit Agreement and Senior Credit Facility Agreement require the Company to hedge certain quantities of its projected crude oil production. The Company does not enter into any commodity derivative instruments, including derivatives, for speculative or trading purposes.

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

The average forward prices based on March 31, 2026 market quotes were as follows:

	Remainder of 2026	Year Ending December 31, 2027
Average forward NYMEX crude oil price per Bbl	$80.40	$69.32
Average forward NYMEX natural gas price per MMBtu	$3.36	$3.77

The average forward prices based on April 30, 2026 market quotes were as follows:

	Remainder of 2026	Year Ending December 31, 2027
Average forward NYMEX crude oil price per Bbl	$87.93	$73.40
Average forward NYMEX natural gas price per MMBtu	$3.18	$3.58

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

Interest Rate Risk. At March 31, 2026, we had $1.2 billion outstanding under the Term Loan Credit Agreement and had $92.1 million of available borrowing capacity under the Senior Credit Facility Agreement. The Company is subject to interest rate risk on its variable rate debt from our Term Loan Credit Agreement and Senior Credit Facility Agreement. The Company also periodically has fixed rate debt but does not currently utilize derivative instruments to manage the economic effect of changes in interest rates. The impact of a 1% increase in interest rates on our outstanding debt as of March 31, 2026 would have resulted in an annual increase in interest expense of approximately $12.0 million.

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

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the three months ended March 31, 2026 that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

ITEM 5.     OTHER INFORMATION

During the three months ended March 31, 2026, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

HIGHPEAK ENERGY, INC.

ITEM 6.     EXHIBITS

Exhibit Number	Description

3.1

Second Amended & Restated Certificate of Incorporation of HighPeak Energy, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-39464) filed with the SEC on June 2, 2023).

3.2

Second Amended and Restated Bylaws of HighPeak Energy, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-39464) filed with the SEC on May 1, 2026).

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

10.1

Second Amendment to Term Loan Credit Agreement, dated March 5, 2026, by and between HighPeak Energy, Inc., as borrower, Texas Capital Bank, as administrative agent, Chambers Energy Management, LP, as collateral agent, and the lenders from time-to-time party thereto (incorporated by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K (File No. 001-39464) filed with the SEC on March 11, 2026).

10.2

Third Amendment to the Senior Credit Facility Agreement, dated as of March 5, 2026, by and between HighPeak Energy, Inc., Fifth Third Bank, National Association, as administrative agent, each Guarantor party thereto and the lenders party thereto (incorporated by reference to Exhibit 10.18 to the Company’s Annual Report on Form 10-K (File No. 001-39464) filed with the SEC on March 11, 2026).

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

HIGHPEAK ENERGY, INC.

May 6, 2026	By:	/s/ Steven Tholen
Steven Tholen
Chief Financial Officer

May 6, 2026	By:	/s/ Keith Forbes
Keith Forbes
Vice President and Chief Accounting Officer