Form 10-Q
period 2026-09-30
HighPeak Energy, Inc.
filed 2026-11-09
CIK 1792849

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

or

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

Yes ☐    No ☒

As of November 5, 2026, there were 126,539,533 shares of common stock, par value $0.0001 per share, issued and outstanding.

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
•

“Net acres” The percentage of total acres an owner has out of a particular number of gross acres or a specified tract. As an example, an owner who has 50% interest in 100 gross acres owns 50 net acres.

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

Cautionary Statement Concerning Forward-Looking Statements

This Quarterly Report on Form 10-Q (this “Quarterly Report”) includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical facts included or incorporated by reference in this Quarterly Report, including, without limitation, statements regarding the Company’s future financial position, business strategy, budgets, projected revenues, projected costs, and plans and objectives of management for future operations, are forward-looking statements. Such forward-looking statements are based on the beliefs of management, as well as assumptions made by, and information currently available to, the Company’s management. In addition, forward-looking statements generally can be identified by the use of forward-looking terminology such as “believes,” “plans,” “expects,” “anticipates,” “forecasts,” “intends,” “continue,” “may,” “will,” “could,” “should,” “future,” “potential,” “estimate” or the negative of such terms and similar expressions as they relate to the Company are intended to identify forward-looking statements, which are generally not historical in nature. The forward-looking statements are based on the Company’s current expectations, assumptions, estimates and projections about the Company and the industry in which the Company operates. Although the Company believes that the expectations and assumptions reflected in the forward-looking statements are reasonable as and when made, they involve risks and uncertainties that are difficult to predict and, in many cases, beyond the Company’s control. In addition, the Company may be subject to currently unforeseen risks that may have a materially adverse effect on it. Accordingly, no assurances can be given that the actual events and results will not be materially different from the anticipated results described in the forward-looking statements. Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date hereof. The Company undertakes no duty to publicly update these statements except as required by law. Important factors that could cause actual results to differ materially from the Company’s expectations include, but are not limited to, the Company’s assumptions regarding the following factors:

●	the supply and demand for and market prices of crude oil, NGL, natural gas and other products or services, and the associated impact of our hedging policies relating thereto;
●	our ability to complete the Investment (as defined herein) and the related debt refinancing transactions on the terms currently contemplated for all;
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
●

other factors disclosed under “Part I, Items 1 and 2. Business and Properties,” “Part I, Item 1A. Risk Factors,” “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Part II, Item 7A. Quantitative and Qualitative Disclosures about Market Risk,” included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 filed with the SEC on March 11, 2026 (“Annual Report”), and under “Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Part II, Item 1A. Risk Factors” and “Part I, Item 3. Quantitative and Qualitative Disclosures about Market Risk,” included in each of our Quarterly Reports on Form 10-Q for the quarter ended March 31, 2026 filed with the SEC on May 6, 2026, Form 10-Q for the quarter ended June 30, 2026 filed with the SEC on August 10, 2026 and this Quarterly Report.

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

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

HighPeak Energy, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share data)

	September 30, 2026	December 31, 2025
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$117,417	$162,075
Accounts receivable	109,617	55,546
Derivative instruments	14,826	29,574
Inventory	4,148	7,648
Prepaid expenses	3,005	5,054
Total current assets	249,013	259,897
Crude oil and natural gas properties, using the successful efforts method of accounting:
Proved properties	4,731,363	4,477,368
Unproved properties	51,501	59,285
Accumulated depletion, depreciation and amortization	(1,933,671)	(1,606,217)
Total crude oil and natural gas properties, net	2,849,193	2,930,436
Other property and equipment, net	3,240	3,012
Derivative instruments	1,652	4,197
Other noncurrent assets	14,900	16,172
Total assets	$3,117,998	$3,213,714
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$120,000	$60,000
Derivative instruments	92,841	380
Accounts payable – trade	40,994	84,313
Revenues and royalties payable	29,282	30,665
Accrued capital expenditures	22,551	30,921
Other accrued liabilities	19,229	20,927
Derivative settlements payable	15,626	—
Advances from joint interest owners	1,993	2,205
Operating leases	552	845
Total current liabilities	343,068	230,256
Noncurrent liabilities:
Long-term debt, net	1,040,276	1,132,807
Deferred income taxes	213,009	239,636
Asset retirement obligations	17,061	15,944
Derivative instruments	8,205	360
Operating leases	53	142
Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock, $0.0001 par value, 10,000,000 shares authorized, none issued and outstanding at September 30, 2026 and December 31, 2025	—	—
Common stock, $0.0001 par value, 600,000,000 shares authorized, 126,452,804 and 125,330,104 shares issued and outstanding at September 30, 2026 and December 31, 2025, respectively	13	13
Additional paid-in capital	1,164,615	1,162,007
Retained earnings	331,698	432,549
Total stockholders’ equity	1,496,326	1,594,569
Total liabilities and stockholders’ equity	$3,117,998	$3,213,714

The accompanying notes are an integral part of these condensed consolidated financial statements.

HighPeak Energy, Inc.

Condensed Consolidated Statements of Operations

(in thousands, except per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Operating revenues:
Crude oil sales	$235,758	$190,773	$695,274	$633,920
NGL and natural gas sales	21,062	17,964	49,850	63,600
Total operating revenues	256,820	208,737	745,124	697,520
Operating costs and expenses:
Crude oil and natural gas production	35,020	33,312	97,185	102,600
Gathering, processing and transportation	17,460	19,875	52,427	50,810
Production and ad valorem taxes	13,153	10,016	38,307	37,559
Exploration and abandonments	10,958	2,278	16,144	3,651
Depletion, depreciation and amortization	101,235	100,636	327,678	311,187
Accretion of discount	307	285	904	785
General and administrative	6,058	9,329	18,807	21,345
Stock-based compensation	875	177	2,608	442
Total operating costs and expenses	185,066	175,908	554,060	528,379
Other expense	37	222	3,087	2,711
Income from operations	71,717	32,607	187,977	166,430
Interest and other income	1,190	1,165	3,171	2,336
Interest expense	(36,484)	(37,150)	(107,500)	(110,550)
(Loss) gain on derivative instruments, net	(107,525)	6,913	(211,126)	25,432
Loss on extinguishment of debt	—	(25,437)	—	(25,437)
(Loss) income before income taxes	(71,102)	(21,902)	(127,478)	58,211
Provision for income taxes	(15,424)	(3,567)	(26,627)	14,035
Net (loss) income	$(55,678)	$(18,335)	$(100,851)	$44,176
(Losses) earnings per share:
Basic net income (loss)	$(0.44)	$(0.15)	$(0.80)	$0.32
Diluted net income (loss)	$(0.44)	$(0.15)	$(0.80)	$0.32

Weighted average shares outstanding:
Basic	125,330	124,807	125,290	124,807
Diluted	125,330	124,807	125,290	125,587

Dividends declared per share	$—	$0.04	$—	$0.12

The accompanying notes are an integral part of these condensed consolidated financial statements.

HighPeak Energy, Inc.

Condensed Consolidated Statements of Changes in Stockholders' Equity

(in thousands)

(Unaudited)

Three and Nine Months Ended September 30, 2026
	Shares Outstanding	Common Stock	Additional Paid-in- Capital	Retained Earnings	Total Stockholders' Equity
Balance, December 31, 2025	125,330	$13	$1,162,007	$432,549	$1,594,569
Stock-based compensation costs:
Restricted shares issued to employees	1,028	—	—	—	—
Compensation costs included in net income	—	—	865	—	865
Net loss	—	—	—	(127,448)	(127,448)
Balance, March 31, 2026	126,358	13	1,162,872	305,101	1,467,986
Stock-based compensation costs:
Restricted shares issued to outside directors	95	—	—	—	—
Compensation costs included in net income	—	—	868	—	868
Net income	—	—	—	82,275	82,275
Balance, June 30, 2026	126,453	13	1,163,740	387,376	1,551,129
Stock-based compensation costs:
Compensation costs included in net income	—	—	875	—	875
Net loss	—	—	—	(55,678)	(55,678)
Balance, September 30, 2026	126,453	$13	$1,164,615	$331,698	$1,496,326

Three and Nine Months Ended September 30, 2025
	Shares Outstanding	Common Stock	Additional Paid-in- Capital	Retained Earnings	Total Stockholders' Equity
Balance, December 31, 2024	126,067	$13	$1,166,609	$435,834	$1,602,456
Dividends declared ($0.04 per share)	—	—	—	(5,043)	(5,043)
Dividend equivalents declared on outstanding stock options ($0.04 per share)	—	—	—	(531)	(531)
Stock-based compensation costs:
Compensation costs included in net income	—	—	177	—	177
Net income	—	—	—	36,335	36,335
Balance, March 31, 2025	126,067	13	1,166,786	466,595	1,633,394
Dividends declared ($0.04 per share)	—	—	—	(5,042)	(5,042)
Dividend equivalents declared on outstanding stock options ($0.04 per share)	—	—	—	(531)	(531)
Exercise of warrants	—	—	1	—	1
Stock-based compensation costs:
Restricted shares issued to outside directors	65	—	—	—	—
Compensation costs included in net income	—	—	88	—	88
Net income	—	—	—	26,176	26,176
Balance, June 30, 2025	126,132	13	1,166,875	487,198	1,654,086
Dividends declared ($0.04 per share)	—	—	—	(5,046)	(5,046)
Dividend equivalents declared on outstanding stock options ($0.04 per share)	—	—	—	(531)	(531)
Stock-based compensation costs:
Compensation costs included in net income	—	—	177	—	177
Cash paid for tax withholding on vested equity awards	(545)	—	(3,849)	—	(3,849)
Net loss	—	—	—	(18,335)	(18,335)
Balance, September 30, 2025	125,587	$13	$1,163,203	$463,286	$1,626,502

The accompanying notes are an integral part of these condensed consolidated financial statements.

HighPeak Energy, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(100,851)	$44,176
Adjustments to reconcile net (loss) income to net cash provided by operations:
Provision for deferred income taxes	(26,627)	14,071
Loss on extinguishment of debt	—	25,437
Loss (gain) on derivative instruments, net	211,126	(25,432)
Cash (paid) received on settlement of derivative instruments	(93,527)	7,988
Amortization of debt issuance costs	3,618	5,215
Amortization of discounts on long-term debt	—	5,714
Stock-based compensation expense	2,608	442
Accretion expense	904	785
Depletion, depreciation and amortization expense	327,678	311,187
Exploration and abandonment expense	15,371	2,874
Changes in operating assets and liabilities:
Accounts receivable	(54,072)	30,686
Prepaid expenses, inventory and other assets	5,534	3,334
Accounts payable, accrued liabilities and other current liabilities	(1,626)	(7,973)
Net cash provided by operating activities	290,136	418,504
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to crude oil and natural gas properties	(257,569)	(394,395)
Changes in working capital associated with oil and gas property additions	(36,824)	(28,473)
Acquisitions of crude oil and natural gas properties	(3,801)	(4,475)
Proceeds from sales of properties	18	570
Other property additions	(469)	(31)
Net cash used in investing activities	(298,645)	(426,804)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments under Term Loan Credit Agreement	(30,000)	(60,000)
Debt issuance costs	(6,149)	(7,700)
Borrowings under Term Loan Credit Agreement	—	180,000
Borrowings under Senior Credit Facility Agreement	—	30,000
Repayments under Senior Credit Facility Agreement	—	(30,000)
Dividends paid	—	(15,545)
Premium on extinguishment of debt	—	(4,750)
Cash paid for tax withholding on vested equity awards	—	(3,849)
Dividend equivalents paid	—	(1,593)
Proceeds received from exercise of warrants	—	1
Net cash used in financing activities	(36,149)	86,564
Net (decrease) increase in cash and cash equivalents	(44,658)	78,264
Cash and cash equivalents, beginning of period	162,075	86,649
Cash and cash equivalents, end of period	$117,417	$164,913
Supplemental cash flow information:
Cash paid for interest	$103,683	$99,621
Cash (received from) paid for income taxes	$(242)	$465
Supplemental disclosure of non-cash transactions:
Additions to asset retirement obligations	$736	$2,747

The accompanying notes are an integral part of these condensed consolidated financial statements.

HIGHPEAK ENERGY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1. Organization and Nature of Operations

HighPeak Energy, Inc. ("HighPeak Energy" or the "Company") is a Delaware corporation formed in October 2019. See the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, filed with the U.S. Securities and Exchange Commission (“SEC”) on March 11, 2026, for further information regarding the formation of the Company. HighPeak Energy’s common stock is listed and traded on the Nasdaq Global Market (the "Nasdaq") under the ticker symbol “HPK.” The Company is an independent crude oil and natural gas exploration and production company that explores for, develops and produces crude oil, NGL and natural gas in the Permian Basin in West Texas, more specifically, the Midland Basin primarily in Howard and Borden Counties. Our acreage is composed of two core areas, Flat Top primarily in the northern portion of Howard County extending into southern Borden County, southwest Scurry County and northwest Mitchell County and Signal Peak in the southern portion of Howard County.

NOTE 2. Basis of Presentation and Summary of Significant Accounting Policies

Presentation. In the opinion of management, the unaudited interim condensed consolidated financial statements of the Company as of September 30, 2026 and for the three and nine months ended September 30, 2026 and 2025 include all adjustments and accruals, consisting only of normal, recurring adjustments and accruals necessary for a fair presentation of the results for the interim periods in conformity with generally accepted accounting principles in the United States ("GAAP"). Certain reclassifications have been made to prior period amounts to conform to the current period’s presentation, specifically gathering, processing and transportation expenses, which were previously netted against NGL and natural gas sales and are now reflected as a component of total operating costs and expenses, which had no effect on the previously reported total assets, total liabilities, stockholders’ equity, results of operations or cash flows. The operating results for the three and nine months ended September 30, 2026 are not indicative of results for a full year.

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

Accounts receivable. As of September 30, 2026 and December 31, 2025, the Company’s accounts receivables primarily consist of amounts due from the sale of crude oil, NGL and natural gas of $84.5 million and $35.4 million, respectively, and are based on estimates of sales volumes and realized prices the Company anticipates it will receive, a receivable from the State of Texas of $10.0 million for a multi-year natural gas severance tax refund as of both September 30, 2026 and December 31, 2025, receivables from electric power infrastructure installed throughout Flat Top by the Company for which it will be reimbursed totaling $7.0 million and $224,000, respectively, current U.S. federal income tax receivables of $2.9 million and $3.2 million, respectively, joint interest receivables of $2.7 million and $4.8 million, respectively, and receivables related to settlements of derivative contracts of $2.5 million and $1.9 million, respectively. The Company’s share of crude oil, NGL and natural gas production is sold to various purchasers who must be prequalified under the Company’s credit risk policies and procedures. The Company’s credit risk related to collecting accounts receivables is mitigated by using credit and other financial criteria to evaluate the credit standing of the entity obligated to make payment on the accounts receivable, and where appropriate, the Company obtains assurances of payment, such as a guarantee by the parent company of the counterparty or other credit support.

Accounts receivable are stated at amounts due from purchasers or joint interest owners, net of an allowance for expected losses as estimated by the Company when collection is doubtful. For receivables from joint interest owners, the Company typically has the ability to withhold future revenue disbursements to recover any non-payment of joint interest billings. Accounts receivable from purchasers or joint interest owners outstanding longer than the contractual payment terms are considered past due. The Company determines its allowance for each type of receivable by considering a number of factors, including the length of time accounts receivable are past due, the Company’s previous loss history, the debtor’s current ability to pay its obligation to the Company, the condition of the general economy and the industry as a whole. The Company writes off specific accounts receivable when they become uncollectible, and payments subsequently received on such receivables are credited to the allowance for expected losses. As of September 30, 2026 and December 31, 2025, the Company had no allowance for credit losses related to accounts receivable.

Concentration of credit risk. The Company is subject to credit risk resulting from the concentration of its crude oil and natural gas receivables with significant purchasers. For the nine months ended September 30, 2026 and 2025, sales to the Company’s largest purchaser accounted for approximately 87% and 88%, respectively, of the Company’s total crude oil, NGL and natural gas sales revenues and sales to the Company’s second largest purchaser accounted for approximately 6% and 9%, respectively, of the Company’s total crude oil, NGL and natural gas revenues. The Company generally does not require collateral and does not believe the loss of these particular purchasers would materially impact its operating results, as crude oil and natural gas are fungible products with well-established markets and numerous purchasers in various regions.

Inventory. Inventory is comprised primarily of crude oil and natural gas drilling and completion or repair items such as pumps, tubing, casing, vessels, operating supplies and ordinary maintenance materials and parts. The materials and supplies inventory is primarily acquired for use in future drilling and completion or repair operations and is carried at the lower of cost or net realizable value, on a weighted average cost basis. Valuation allowances for materials and supplies inventories are recorded as reductions to the carrying values of the materials and supplies inventories in the Company’s consolidated balance sheet and as charges to other expense in the consolidated statements of operations. The Company’s materials and supplies inventory as of September 30, 2026 and December 31, 2025 is $4.1 million and $7.6 million, respectively, and the Company has not recognized any valuation allowance to date.

Prepaid expenses. Prepaid expenses are comprised primarily of software maintenance fees that will be amortized over the life of the contracts, fees related to a comprehensive refinancing that will be capitalized as part of the Investment and/or RBL (both as defined herein) when consummated or charged to expense, and prepaid insurance, listing, subscription and agency fees. Prepaid expenses as of September 30, 2026 and December 31, 2025 are $3.0 million and $5.1 million, respectively.

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

Other property and equipment, net. Other property and equipment is recorded at cost. The carrying values of other property and equipment, net of accumulated depreciation of $1.5 million and $1.3 million as of September 30, 2026 and December 31, 2025, respectively, are as follows (in thousands):

	September 30, 2026	December 31, 2025
Land	$1,851	$1,869
Transportation equipment	685	411
Buildings	492	502
Leasehold improvements	166	177
Field equipment	46	52
Furniture and fixtures	—	1
Total other property and equipment, net	$3,240	$3,012

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

Aid-in-construction assets. As of September 30, 2026 and December 31, 2025, the Company had aid-in-construction assets totaling $14.3 million and $15.2 million, respectively, included in other noncurrent assets. The Company funded aid-in-construction projects during the nine months ended September 30, 2026 and 2025 of zero and $71,000, respectively, under the contract. The Company has received and will continue to receive payments based on gross system throughput, including any third-party natural gas that is potentially tied into the Flat Top gathering system in the future. Payments received during the nine months ended September 30, 2026 and 2025 were approximately $902,000 and $2.2 million, respectively. The contract calls for future additional aid-in-construction fundings if expansions of the system are necessary as determined in the sole discretion of the Company.

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

Current liabilities. Current liabilities as of September 30, 2026 and December 31, 2025 totaled approximately $343.1 million and $230.3 million, respectively, including current maturities of long-term debt, derivative instruments mark-to-market liabilities, trade accounts payable, revenues and royalties payable, accrued capital expenditures, derivative settlements payable, advances from joint interest owners and accruals for operating and general and administrative expenses, operating leases and other miscellaneous items.

Debt issuance costs and original issue discount. The Company has paid and has capitalized a total of $15.1 million in debt issuance costs, $6.1 million and $7.9 million of which were incurred during the nine months ended September 30, 2026 and the year ended December 31, 2025, respectively, primarily related to amendments to the Term Loan Credit Agreement and Senior Credit Facility Agreement in June 2026, March 2026 and August 2025, respectively. Amortization based on the straight-line method over the terms of the Term Loan Credit Agreement and Senior Credit Facility Agreement which approximates the effective interest method was $3.6 million and $5.2 million during the nine months ended September 30, 2026 and 2025, respectively. In addition, the Company realized a total of $30.0 million in original issue discounts on the issuance of its Term Loan Credit Agreement that were being amortized over the life of the agreement which approximates the effective interest method and was zero and $5.7 million during the nine months ended September 30, 2026 and 2025, respectively. All unamortized debt issuance costs and discounts as of the refinancing of the Term Loan Credit Agreement in August 2025 were charged to expense and included in loss on extinguishment of debt. See Note 7 for more information. As of September 30, 2026 and December 31, 2025, the remaining net debt issuance costs related to the Term Loan Credit Agreement and Senior Credit Facility Agreement are netted against the outstanding long-term debt on the accompanying consolidated balance sheets.

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

The Company enters into contracts with purchasers to sell its crude oil, NGL and natural gas production. Revenue on these contracts is recognized in accordance with the five-step revenue recognition model prescribed in ASC 606. Specifically, revenue is recognized when the Company’s performance obligations under these contracts are satisfied, which generally occurs with the transfer of control of the crude oil and natural gas to the purchaser. Control is generally considered transferred when the following criteria are met: (i) transfer of physical custody, (ii) transfer of title, (iii) transfer of risk of loss and (iv) relinquishment of any repurchase rights or other similar rights. Given the nature of the products sold, revenue is recognized at a point in time based on the amount of consideration the Company expects to receive in accordance with the price specified in the contract. Consideration under the crude oil and natural gas marketing contracts is typically received from the purchaser one to two months after the date of sale. As of September 30, 2026 and December 31, 2025, the Company had receivables related to contracts with purchasers of approximately $84.5 million and $35.4 million, respectively.

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

The Company reviews its deferred tax assets for recoverability and establishes a valuation allowance based on projected future taxable income, applicable tax strategies and the expected timing of the reversals of existing temporary differences. A valuation allowance is provided when it is more likely than not (likelihood of greater than 50 percent) that some portion or all the deferred tax assets will not be realized. The Company has not established a valuation allowance as of September 30, 2026 and December 31, 2025.

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

The Company is also subject to Texas margin tax. The Company realized no current Texas margin tax for the nine months ended September 30, 2026 and 2025 in the accompanying consolidated financial statements.

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

The following table reflects the Company’s net income, assets and capital expenditures for the Company’s one reporting segment for the time periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Total operating revenues	$256,820	$208,737	$745,124	$697,520

Lease operating expenses	27,240	28,907	80,547	89,520
Gathering, processing and transportation expense	17,460	19,875	52,427	50,810
Production and ad valorem taxes	13,153	10,016	38,307	37,559
Expensed workover costs	7,780	4,405	16,638	13,080
Total significant expenses	65,633	63,203	187,919	190,969
Depletion, depreciation and amortization	101,235	100,636	327,678	311,187
General and administrative expenses, including stock-based comp	6,933	9,506	21,415	21,787
Interest expense, net (1)	35,294	61,422	104,329	133,651
Provision for income taxes	(15,424)	(3,567)	(26,627)	14,035
Other segment items (2)	118,827	(4,128)	231,261	(18,285)
Total expenses	312,498	227,072	845,975	653,344

Net (loss) income	$(55,678)	$(18,335)	$(100,851)	$44,176

Total assets	$3,117,998	$3,204,762	$3,117,998	$3,204,762

Capital costs incurred, including acquisitions	$72,347	$87,535	$260,846	$396,374

(1)	Interest expense, net included in segment net income includes interest expense and loss on extinguishment of debt, if any, partially offset by interest income.
(2)	Other segment items included in segment net income are exploration and abandonment expense, accretion of discount, other expense and gains and losses on derivative instruments.

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

NOTE 3. Acquisitions and Divestitures

Acquisitions. During the nine months ended September 30, 2026 and 2025, the Company incurred a total of $3.8 million and $4.5 million, respectively, in acquisition costs primarily to acquire various undeveloped crude oil and natural gas leases largely contiguous to its Flat Top and Signal Peak operating areas.

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

Assets and liabilities measured at fair value on a recurring basis. Assets and liabilities measured at fair value on a recurring basis as of September 30, 2026 and December 31, 2025 are as follows (in thousands):

	As of September 30, 2026
	(Level 1)	(Level 2)	(Level 3)	Total Gross Fair Value
Assets:
Commodity price derivatives – current	$—	$14,826	$—	$14,826
Commodity price derivatives – noncurrent	—	1,652	—	1,652
Total assets	—	16,478	—	16,478
Liabilities:
Commodity price derivatives – current	—	92,841	—	92,841
Commodity price derivatives – noncurrent	—	8,205	—	8,205
Total liabilities	—	101,046	—	101,046
Total recurring fair value measurements, net	$—	$(84,568)	$—	$(84,568)

	As of December 31, 2025
	(Level 1)	(Level 2)	(Level 3)	Total Gross Fair Value
Assets:
Commodity price derivatives – current	$—	$29,574	$—	$29,574
Commodity price derivatives – noncurrent	—	4,197	—	4,197
Total assets	—	33,771	—	33,771
Liabilities:
Commodity price derivatives – current	—	380	—	380
Commodity price derivatives – noncurrent	—	360	—	360
Total liabilities	—	740	—	740
Total recurring fair value measurements, net	$—	$33,031	$—	$33,031

Commodity price derivatives. The Company’s commodity price derivatives for crude oil are currently made up of swap contracts, costless collars, roll swaps and basis swaps and for natural gas are currently made up of swap contracts and basis swaps. Derivative fair values are measured using an industry-standard pricing model that considers various assumptions including current market and contractual prices for the underlying instruments, implied market volatility, time value, nonperformance risk, as well as other relevant economic measures. Substantially all of these inputs are observable in the marketplace throughout the full term of the instrument and can be supported by observable data which are considered Level 2 inputs.

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

Financial instruments not carried at fair value. As of September 30, 2026 and December 31, 2025, the Company has financial instruments consisting primarily of cash and cash equivalents, accounts receivable, accounts payable, long-term debt (specifically the Term Loan Credit Agreement and Senior Credit Facility Agreement), and other current assets and liabilities that approximate fair value due to the nature of the instrument and their relatively short maturities.

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

The following table summarizes the effect of derivative instruments on the Company’s condensed consolidated statements of operations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025

Noncash derivative (loss) gain, net	$(86,199)	$3,266	$(117,599)	$17,444
Cash (payments) receipts on settled derivatives, net	(21,326)	3,647	(93,527)	7,988
Derivative (loss) gain, net	$(107,525)	$6,913	$(211,126)	$25,432

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

The Company’s outstanding NYMEX WTI Cushing, Argus WTI Midland and NYMEX WTI Roll crude oil derivative instruments as of September 30, 2026 and the weighted average crude oil prices per barrel for those contracts are as follows:

Settlement Month	Settlement Year	Type of Contract	Bbls Per Day	Index	Swap Price per Bbl	Costless Collar Floor Price per Bbl	Costless Collar Ceiling Price per Bbl
Crude Oil:
Oct – Dec	2026	Costless Collar	10,800	WTI Cushing	$—	$61.67	$68.52
Oct – Dec	2026	Swap	9,000	WTI Cushing	$74.01	$—	$—
Oct – Dec	2026	Roll Swap	25,000	NYMEX WTI Roll	$4.23	$—	$—
Oct – Dec	2026	Basis Swap	23,000	Argus WTI Midland	$1.37	$—	$—
Jan – Mar	2027	Costless Collar	8,900	WTI Cushing	$—	$59.78	$65.24
Jan – Mar	2027	Swap	5,900	WTI Cushing	$65.61	$—	$—
Jan – Mar	2027	Basis Swap	16,000	Argus WTI Midland	$1.11	$—	$—
Apr – Jun	2027	Costless Collar	4,000	WTI Cushing	$—	$52.00	$62.85
Apr – Jun	2027	Swap	9,470	WTI Cushing	$64.64	$—	$—
Apr – Jun	2027	Basis Swap	16,000	Argus WTI Midland	$1.11	$—	$—
Jul – Sep	2027	Swap	11,950	WTI Cushing	$64.98	$—	$—
Jul – Sep	2027	Basis Swap	16,000	Argus WTI Midland	$1.11	$—	$—
Oct – Dec	2027	Swap	11,200	WTI Cushing	$71.86	$—	$—
Oct – Dec	2027	Basis Swap	16,000	Argus WTI Midland	$1.11	$—	$—
Jan – Mar	2028	Swap	10,000	WTI Cushing	$70.66	$—	$—

Natural gas production derivatives. The Company sells its natural gas production at the tailgate of the gas processing plants and the sales contracts governing such natural gas production are correlated with HH and WAHA natural gas prices. As such, the Company primarily uses HH and WAHA derivative contracts to manage future natural gas price volatility.

The Company’s outstanding HH and WAHA natural gas derivative instruments as of September 30, 2026 and the weighted average natural gas prices per MMBtu for those contracts are as follows:

Settlement Month	Settlement Year	Type of Contract	MMBtu Per Day	Index	Price per MMBtu
Natural Gas:
Oct – Dec	2026	Swap	35,000	HH	$4.131
Oct – Dec	2026	Basis Swap	25,000	WAHA	$(1.455)
Jan – Mar	2027	Swap	31,000	HH	$3.801
Jan – Mar	2027	Basis Swap	30,000	WAHA	$(1.456)
Apr – Jun	2027	Swap	30,000	HH	$3.336
Apr – Jun	2027	Basis Swap	30,000	WAHA	$(1.456)
Jul – Sep	2027	Swap	30,000	HH	$3.336
Jul – Sep	2027	Basis Swap	30,000	WAHA	$(1.456)
Oct – Dec	2027	Swap	25,000	HH	$3.413
Oct – Dec	2027	Basis Swap	30,000	WAHA	$(1.456)
Jan – Mar	2028	Swap	25,000	HH	$3.413

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

As of September 30, 2026
Fifth Third Bank, National Association	$(47,367)
Mercuria Energy Trading SA	(15,007)
J Aron & Company LLC	(14,332)
Macquarie Bank Limited	(7,862)
$(84,568)

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

The changes in capitalized exploratory/extension well costs are as follows (in thousands):

Nine Months Ended September 30, 2026
Beginning capitalized exploratory/extension well costs	$16,117
Additions to exploratory/extension well costs	92,887
Reclassification to proved properties	(87,784)
Exploratory/extension well costs charged to exploration and abandonment expense	(5,161)
Ending capitalized exploratory/extension well costs	$16,059

All capitalized exploratory/extension well costs have been capitalized for less than one year based on the date of drilling.

NOTE 7. Long-Term Debt

The components of long-term debt, including the effects of debt issuance costs, are as follows (in thousands):

	September 30, 2026	December 31, 2025
Term Loan Credit Agreement due 2028	$1,170,000	$1,200,000
Senior Credit Facility Agreement due 2028	—	—
Debt issuance costs, net (a)	(9,724)	(7,193)
Total debt	1,160,276	1,192,807
Less current maturities of long-term debt	(120,000)	(60,000)
Long-term debt, net	$1,040,276	$1,132,807

(a)

Debt issuance costs as of September 30, 2026 and December 31, 2025 consisted of $15.1 million and $8.9 million, respectively, in costs less accumulated amortization of $5.3 million and $1.7 million, respectively.

Term Loan Credit Agreement. On September 12, 2023, the Company entered into a Term Loan Credit Agreement with Texas Capital Bank (“Texas Capital”) as the administrative agent and Chambers Energy Management, LP (“Chambers”) as collateral agent and lenders from time-to-time party thereto to establish a term loan (“Term Loan Credit Agreement”) in an aggregate principal amount of $1.2 billion, less a 2.5% original issue discount of $30.0 million at closing and customary debt issuance costs which totaled approximately $24.0 million. The Term Loan Credit Agreement was set to mature on September 30, 2026. On August 1, 2025, the Company entered into the First Term Loan Amendment whereby, among other things, (i) the maturity was extended to September 30, 2028, (ii) borrowings were upsized to $1.2 billion, providing additional liquidity, and (iii) the quarterly amortization payments of $30.0 million were deferred for one year such that they begin again in September 2026. As a result of this amendment, which was considered an extinguishment of debt, the Company recognized a loss on extinguishment of debt of $25.4 million consisting of (i) $11.5 million in unamortized discounts, (ii) $9.2 million in unamortized debt issuance costs and (iii) $4.7 million in premiums paid to those lenders that chose to exit the Term Loan Credit Agreement upon closing of the First Term Loan Amendment. Effective as of December 30, 2025, the Company entered into the Second Term Loan Amendment whereby, among other things, (i) the Company has been required to maintain an asset coverage ratio of not less than 1.00 to 1.00 for the fourth quarter of 2025 and the first quarter of 2026, representing a 0.25x decrease in the required ratio levels for such quarters, (ii) the Company has been required to maintain a total net leverage ratio of not greater than 2.50 to 1.00 for the fourth quarter of 2025 and the first quarter of 2026, representing a 0.50x increase in the required ratio levels for such quarters, (iii) the Company’s hedging obligations has been increased requiring it to maintain hedging agreements with respect to 75% of its proved developed producing oil production for the period from April 1, 2026 to March 31, 2027 and 60% of its proved developed producing oil production for the period from April 1, 2027 to September 30, 2027, in each case as provided in the Company’s reserve report as of December 31, 2025 and (iv) the Company is prohibited from making quarterly dividends on its common stock until September 30, 2026. On June 25, 2026, the Company entered into the Third Term Loan Amendment whereby, the Company will be required to maintain a total net leverage ratio of not greater than 2.25 to 1.00 for the second quarter of 2026, representing a 0.25x increase in the required ratio level for such quarter. For the third quarter of 2026 and quarterly periods ending thereafter, the required asset coverage ratio and total net leverage ratio levels will reset to the levels provided for such quarters in the Second Term Loan Amendment. As of September 30, 2026, $1.17 billion was outstanding under the Term Loan Credit Agreement. Loans under the Term Loan Credit Agreement bear interest at a rate per annum equal to the Adjusted Term SOFR (as defined in the Term Loan Credit Agreement) plus an applicable margin of 7.50%. To the extent a payment or other event of default exists and is continuing, at the election of the Required Lenders (as defined in the Term Loan Credit Agreement), all amounts outstanding under the Term Loan Credit Agreement will bear interest at 2.00% per annum above the rate otherwise applicable thereto. The Company is able to repay any amounts borrowed prior to the maturity date without premium or penalty. The Term Loan Credit Agreement is guaranteed by the Company and certain of its subsidiaries and is secured by a first-lien second-out security interest in substantially all assets of the Company and certain of its subsidiaries, which will require the Company to comply with an asset coverage ratio of not less than 1.50:1.00 and a total net leverage ratio of not greater than 2.00:1.00.

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

In addition, the Term Loan Credit Agreement contains customary mandatory prepayments, in addition to quarterly scheduled amortization payments of $30.0 million referenced above, consisting of prepayments with proceeds of prohibited indebtedness and asset sales (including hedge terminations) in excess of $20.0 million in any calendar year, and prepayments with a percentage of Excess Cash Flow (as defined in the Term Loan Credit Agreement) equal to 0%, 25% or 50% based on a total net leverage ratio to the extent pro forma for any such payment, the aggregate cash and cash equivalents of the Company and its restricted subsidiaries would not be less than $100.0 million as of the date of such payment (with no such excess cash flow prepayments made as of September 30, 2026). The Term Loan Credit Agreement is subject to customary events of default, including upon the occurrence of a change in control. If an event of default occurs and is continuing, the collateral agent or the majority lenders may accelerate any amounts outstanding and terminate lender commitments.

In connection with the Investment (as defined herein), the Company entered into a debt commitment letter with Citibank, N.A. (“Citibank”) and Fifth Third Bank, National Association (“Fifth Third”) for a new reserve-based credit facility in an aggregate amount of up to $1.5 billion, subject to an initial borrowing base of $800.0 million, consisting of a revolving credit facility with an initial elected commitment amount of $750.0 million and a $50.0 million term loan facility (collectively, the “RBL”), which is expected to be completed in connection with the closing of the Investment. See Note 16 - Subsequent Events. Together, the proceeds from the Investment, initial borrowings under the RBL and available cash are expected to allow HighPeak Energy to repay the $1.17 billion outstanding under the Term Loan Credit Agreement in full.

Collateral Agency Agreement. On September 12, 2023, the Company entered into a collateral agency agreement (the “Collateral Agency Agreement”) with Texas Capital, as collateral agent, Chambers, as term representative, and Mercuria Energy Trading SA, as initial first-out representative, which was later joined by Fifth Third, as successor first-out representative.

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

Senior Credit Facility Agreement. On November 1, 2023, the Company entered into a credit agreement with Fifth Third as the administrative agent and as the collateral agent, together with a number of other banks and financial institutions party thereto, to establish a senior revolving credit facility (“Senior Credit Facility Agreement”). The Senior Credit Facility Agreement has aggregate maximum commitments of $100.0 million. On August 1, 2025, the Company entered into the Second Facility Amendment which, among other things, extended the maturity date to September 30, 2028, which was not considered an extinguishment of debt. Effective as of December 30, 2025, the Company entered into the Third Facility Amendment whereby, among other things, (i) the Company has been required to maintain an asset coverage ratio of not less than 1.00 to 1.00 for the fourth quarter of 2025 and the first quarter of 2026, representing a 0.25x decrease in the required ratio levels for such quarters, (ii) the Company has been required to maintain a total net leverage ratio of not greater than 2.50 to 1.00 for the fourth quarter of 2025 and the first quarter of 2026, representing a 0.50x increase in the required ratio levels for such quarters, (iii) the Company’s hedging obligations has been increased requiring it to maintain hedging agreements with respect to 75% of its proved developed producing oil production for the period from April 1, 2026 to March 31, 2027 and 60% of its proved developed producing oil production for the period from April 1, 2027 to September 30, 2027, in each case as provided in the Company’s reserve report as of December 31, 2025 and (iv) the Company is prohibited from making quarterly dividends on its common stock until September 30, 2026. On June 30, 2026, the Company entered into the Fourth Facility Amendment whereby, the Company has been required to maintain a total net leverage ratio of not greater than 2.25 to 1.00 for the second quarter of 2026, representing a 0.25x increase in the required ratio level for such quarter. For the third quarter of 2026 and quarterly periods ending thereafter, the required asset coverage ratio and total net leverage ratio levels will reset to the levels provided for such quarters in the Third Facility Amendment. As of September 30, 2026, the balance due under the Senior Credit Facility Agreement was zero. Loans under the Senior Credit Facility Agreement bear interest at either the Adjusted Term SOFR (as defined in the Senior Credit Facility Agreement) or the Base Rate (as defined in the Senior Credit Facility Agreement) at the Company’s option, plus an applicable margin ranging (i) for Adjusted Term SOFR loans, from 4.00% to 5.00%, and (ii) for Base Rate loans, from 3.00% to 4.00%, in each case calculated based on the ratio at such time of the outstanding principal loan amounts to the aggregate amount of lenders’ commitments. To the extent that a payment or other event of default exists and is continuing, at the election of the Required Lenders (as defined in the Senior Credit Facility Agreement), all amounts outstanding under the Senior Credit Facility Agreement will bear interest at 2.00% per annum above the rate otherwise applicable thereto. The Company is able to repay any amounts borrowed prior to the maturity date without premium or penalty. The Senior Credit Facility Agreement is guaranteed by the Company and certain of its subsidiaries and is secured by a first-lien first-out security interest in substantially all assets of the Company and certain of its subsidiaries.

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

Asset retirement obligations activity is as follows (in thousands):

Nine Months Ended September 30, 2026
Beginning asset retirement obligations	$15,944
Liabilities incurred from new wells	376
Liabilities settled	(163)
Accretion of discount	904
Ending asset retirement obligations	$17,061

As of September 30, 2026 and December 31, 2025, all asset retirement obligations are considered noncurrent and classified as such in the accompanying condensed consolidated balance sheets.

NOTE 9. Incentive Plans

401(k) Plan. The HighPeak Energy Employees, Inc 401(k) Plan (the “401(k) Plan”) is a defined contribution plan established under Section 401 of the Internal Revenue Code of 1986, as amended (the “Code”). All regular full-time and part-time employees of the Company are eligible to participate in the 401(k) Plan after three continuous months of employment with the Company. Participants may contribute up to 80 percent of their annual base salary into the 401(k) Plan. Matching contributions are made to the 401(k) Plan in cash by the Company in amounts equal to 100 percent of a participant’s contributions to the 401(k) Plan up to four percent of the participant’s annual base salary (the “Matching Contribution”). Each participant’s account is credited with the participant’s contributions, Matching Contributions and allocations of the 401(k) Plan’s earnings. Participants are fully vested in their account balances at their eligibility date. During the nine months ended September 30, 2026 and 2025, the Company contributed $379,000 and $303,000 to the 401(k) Plan, respectively.

Long-Term Incentive Plan. The Company’s Second Amended & Restated Long Term Incentive Plan (“LTIP”) provides for the grant of stock options, restricted stock, stock awards, dividend equivalents, cash awards and substitute awards to officers, employees, directors and consultants of the Company. The number of shares available for grant pursuant to awards under the LTIP as of September 30, 2026 and December 31, 2025 are as follows:

	September 30, 2026	December 31, 2025
Approved and authorized shares	15,977,091	16,284,491
Shares subject to awards issued under plan	(10,132,000)	(15,134,295)
Shares available for future grant	5,845,091	1,150,196

Stock options. Stock option awards were granted to employees on August 24, 2020, November 4, 2021, May 4, 2022, August 15, 2022 and July 21, 2023. Stock-based compensation expense related to the Company’s stock option awards for the nine months ended September 30, 2026 and 2025 was zero and a negative $109,000 due to certain forfeitures, respectively, and as of September 30, 2026 there was no unrecognized stock-based compensation expense related to unvested stock option awards. The 1,949,000 stock options granted in July 2023 were 100% vested upon grant on July 21, 2023. However, to encourage long-term alignment with the Company stockholders, the stock options are not exercisable until the earlier of (i) August 1, 2026, (ii) upon a change in control or (iii) upon the death or disability of the grantee.

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

	Stock Options	Average Exercise Price	Remaining Term in Years	Intrinsic Value (in thousands)
Outstanding at December 31, 2024	13,444,062	$11.95	5.3	$53,093
Forfeitures	(739,168)	$24.99
Outstanding at December 31, 2025	12,704,894	$11.19	4.2	$—
Forfeitures	(6,124,995)	$10.13
Outstanding at September 30, 2026	6,579,899	$12.17	3.0	$—

Vested at December 31, 2025	12,704,894	$11.19	4.2	$—
Exercisable at December 31, 2025	10,755,894	$11.31	4.8	$—

Vested at September 30, 2026	6,579,899	$12.17	3.0	$—
Exercisable at September 30, 2026	6,579,899	$12.17	3.0	$—

Restricted stock issued to certain employees. A total of 1,500,500 shares of restricted stock was approved by the Board to be granted to certain employee members of the Board of the Company on November 4, 2021, which were set to vest on the three-year anniversary of such grant assuming the employees remain in his or her position as of the anniversary date. Therefore, no stock-based compensation expense was recognized during the nine months ended September 30, 2026 and 2025, and there is no remaining unrecognized stock-based compensation expense as of September 30, 2026 to be recognized, which was based upon the closing price of the stock on the date of the restricted stock issuance. The Board also approved a total of 600,000 shares of restricted stock to be granted to certain employees of the Company on June 1, 2022, which were set to vest on November 4, 2024, assuming the employees remain in his or her position as of that date. Therefore, no stock-based compensation expense was recognized during the nine months ended September 30, 2026 and 2025, and there is no remaining unrecognized stock-based compensation expense as of September 30, 2026 to be recognized, which was based upon the closing price of the stock on the date of the restricted stock issuance. On October 31, 2024, the vesting date for the aforementioned 2,100,500 shares of restricted stock was extended from November 4, 2024 to December 31, 2025 to ensure said restricted stock would continue to provide retention value to the Company. There is no excess stock-based compensation expense as the closing price on the modification date was lower than the original grant dates. On September 15, 2025, the Company’s Chief Executive Officer retired and in conjunction with said retirement, the 1,385,500 shares of restricted stock issued to him vested immediately. As a result, 545,195 shares were withheld and cancelled in lieu of $3.8 million in cash taxes withheld and paid by the Company on his behalf. On December 31, 2025, the remaining 715,000 shares of restricted stock issued to certain other employees vested. As a result, 256,989 shares were withheld and cancelled in lieu of $1.2 million in cash taxes withheld and paid by the Company on their behalf. On January 9, 2026, a total of 1,028,000 shares of restricted stock was approved by the Board to be granted to certain employees of the Company which will vest pro-rata over the next three years assuming the employees remain in his or her position as of the annual anniversary dates or upon a change of control. Therefore, compensation expense of $2.1 million and zero was recognized during the nine months ended September 30, 2026 and 2025, respectively, and there is $2.4 million in unrecognized stock-based compensation expense as of September 30, 2026 to be recognized, which was based upon the closing price of the stock on the date of the restricted stock issuance.

Restricted stock issued to outside directors. A total of 94,700 shares of restricted stock was approved by the Board to be granted to the outside directors of the Company on June 2, 2026, which will vest at the next annual meeting, assuming the Board members maintain their positions on the Board. Therefore, stock-based compensation expense of $250,000 was recognized during the nine months ended September 30, 2026 and the remaining $500,000 will be recognized through May 2027, which was based upon the closing price of the stock on the date of the restricted stock issuance. Further, a total of 64,792 shares of restricted stock was approved by the Board to be granted to the outside directors of the Company on June 3, 2025, which vested on June 2, 2026. Therefore, stock-based compensation expense of $295,000 and $236,000 was recognized during the nine months ended September 30, 2026 and 2025, respectively, which was based upon the closing price of the stock on the date of the restricted stock issuance. Finally, a total of 53,879 shares of restricted stock was approved by the Board to be granted to the outside directors of the Company on June 4, 2024 and which vested on June 3, 2025. Therefore, stock-based compensation expense of zero and $316,000 was recognized during the nine months ended September 30, 2026 and 2025, respectively, which was based upon the closing price of the stock on the date of the restricted stock issuance.

NOTE 10. Commitments and Contingencies

Leases. The Company follows ASC Topic 842, “Leases” to account for its operating and finance leases. Therefore, as of September 30, 2026 the Company had right-of-use assets totaling $587,000 included in other noncurrent assets and operating lease liabilities totaling $605,000, $552,000 of which is included in current liabilities and $53,000 of which is included in noncurrent liabilities, and as of December 31, 2025 the Company had right-of-use assets totaling $957,000 included in other noncurrent assets and operating lease liabilities totaling $987,000, $845,000 of which are included in current liabilities and $142,000 of which are included in noncurrent liabilities on the accompanying condensed consolidated balance sheets. The Company does not currently have any finance right-of-use leases. Maturities of the operating lease obligations are as follows (in thousands):

September 30, 2026
Remainder of 2026	$262
2027	334
2028	27
Total	623
Less present value discount	(18)
Present value of lease liabilities	$605

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

Crude oil delivery commitments. In September 2024, the Company entered into an amended and restated crude oil marketing contract with DK Trading & Supply, LLC (“Delek”) as the purchaser and DKL Permian Gathering, LLC (“DKL”) as the gatherer and transporter. The contract includes the Company’s current and future crude oil production from the majority of its horizontal wells in Flat Top and Signal Peak where DKL is continually expanding their crude oil gathering system and custody transfer meters to most of the Company’s central tank batteries. The contract contains a minimum volume commitment commencing May 2024 that totals $138.7 million based on the gross piped barrels delivered of 23,500 Bopd for the first ten years of the contract at a certain amount per barrel escalating throughout the term of the contract. However, the Company generally has the ability under the contract to cumulatively bank dollars based on excess volumes delivered to offset the minimum volume commitment. For the period from May 1, 2024 to September 30, 2026, the Company has delivered approximately 32,199 Bopd under the contract. The remaining monetary commitment as of September 30, 2026, if the Company never delivers any additional volumes under the agreement, is approximately $103.0 million.

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

NOTE 11. Related Party Transactions

Retirement of Jack Hightower. On September 16, 2025, the Company announced Mr. Jack Hightower’s retirement and resignation from his role as Chief Executive Officer and Chairman of the Board of the Company, effective as of September 15, 2025 (the “Separation Date”). In connection with Mr. Hightower’s notice of retirement and resignation from employment with the Company and his resignation from the Board, the Company entered into a Separation Agreement and General Release of Claims with Mr. Hightower on September 15, 2025 (the “Separation Agreement”), pursuant to which Mr. Hightower released the Company and its affiliates from certain liabilities and agrees to certain restrictive covenants. The Company, in turn, released Mr. Hightower from certain liabilities and provided Mr. Hightower with certain payments and benefits pursuant to the terms and conditions of the Separation Agreement, which, among other things, modified the benefits provided under Mr. Hightower’s outstanding equity awards, namely, his outstanding stock option grant notices and agreements, dated August 24, 2020, November 4, 2021, May 4, 2022, and August 15, 2022, respectively (the “Stock Option Agreements”), and his certain restricted stock agreement and the amendment thereto, dated November 4, 2021 and October 31, 2024, respectively (the “Restricted Stock Agreement”). The Separation Agreement provided for (i) Mr. Hightower’s 1,385,500 unvested shares outstanding under the Restricted Stock Agreement to fully vest as of the Separation Date; (ii)  extending the period in which Mr. Hightower may exercise certain stock options pursuant to the 2020 and 2021 Stock Option Agreements such that the stock options pursuant to such agreements remained exercisable by Mr. Hightower until the date that is twelve (12) months following the Separation Date, which date has since occurred and the 6,117,995 stock options under those agreements that were not exercised were forfeited; (iii) forfeiture by Mr. Hightower of the right to exercise the outstanding stock options granted pursuant to the 2022 Stock Option Agreements as of the Separation Date; (iv) a cash separation payment to Mr. Hightower in the amount of $2,400,000, payable on the Company’s next regularly scheduled payroll date after the Separation Date and (v) the registration of Mr. Hightower’s 1,532,478 founder’s shares as soon as reasonably possible following the Separation Date.

NOTE 12. Major Customers

Delek accounted for approximately 87% and 88% of the Company’s revenues during the nine months ended September 30, 2026 and 2025, respectively. Based on the current demand for crude oil and natural gas and the availability of other purchasers, management believes the loss of this major purchaser would not have a material adverse effect on our financial condition and results of operations because crude oil and natural gas are fungible products with well-established markets and numerous purchasers.

NOTE 13. Income Taxes

Income Tax Expense (Benefit)

The following table presents the Company’s income tax expense (benefit) (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Current income tax expense (benefit):
Federal	$—	$(20)	$—	$(20)
State	—	(16)	—	(16)
Total current income tax expense (benefit)	—	(36)	—	(36)
Deferred income tax (benefit) expense:
Federal	(15,216)	(3,804)	(26,593)	13,030
State	(208)	273	(34)	1,041
Deferred income tax (benefit) expense	(15,424)	(3,531)	(26,627)	14,071
Total provision for income taxes	$(15,424)	$(3,567)	$(26,627)	$14,035

The income tax (benefit) expense differed from the amounts computed by applying the U.S. federal income tax rate to (losses) earnings before income taxes as a result of the following (in thousands, except rate):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2026		2025		2026		2025
Income tax expense (benefit) at U.S. federal statutory rate	$(14,931)	21%	$(4,600)	21%	$(26,770)	21%	$12,224	21%
State income tax, net of federal income tax effect (1)	(208)	—	273	(1)	(34)	—	1,041	2
Tax Credits	—	—	—	—	—	—	—	—
Changes in valuation allowances	—	—	—	—	—	—	—	—
Nontaxable or nondeductible items:
Limited tax benefit due to compensation	159	—	768	(4)	407	—	1,025	1
Other	(444)	1	(8)	—	(230)	—	(255)	—
Changes in unrecognized tax benefits	—	—	—	—	—	—	—	—
Other, net	—	—	—	—	—	—	—	—
Income tax expense (benefit)	$(15,424)	22%	$(3,567)	16%	$(26,627)	21%	$14,035	24%

(1)	State taxes in Texas make up 100% of the tax effect of this category.

Income taxes were (received from) paid to the following jurisdictions (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Federal	$—	$—	$(230)	$—
State	—	—	(12)	465
Total income taxes (received) paid	$—	$—	$(242)	$465

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

Deferred Tax Assets and Liabilities

The following table presents the tax effects of temporary differences that give rise to the Company’s deferred tax assets and liabilities (in thousands):

	September 30, 2026	December 31, 2025
Deferred tax assets:
Interest expense limitations	$89,787	$94,623
Net operating loss carryforwards	46,194	28,360
Unrecognized derivative losses, net	18,260	—
Stock-based compensation	3,489	3,322
Other	288	44
Less: Valuation allowance	—	—
Deferred tax assets	158,018	126,349
Deferred tax liabilities:
Crude oil and natural gas properties, principally due to differences in basis and depreciation and the deduction of intangible drilling costs for tax purposes	(371,027)	(358,853)
Unrecognized derivative gains, net	—	(7,132)
Deferred tax liabilities	(371,027)	(365,985)
Net deferred tax liabilities	$(213,009)	$(239,636)

As required by ASC Topic 740, “Income Taxes,” (“ASC 740”) the Company uses reasonable judgments and makes estimates and assumptions related to evaluating the probability of uncertain tax positions. The Company bases its estimates and assumptions on the potential liability related to an assessment of whether the income tax position will “more likely than not” be sustained in an income tax audit. Based on that analysis, the Company believes the Company has not taken any material uncertain tax positions, and therefore has not recorded an income tax liability related to uncertain tax positions. However, if actual results materially differ, the Company’s effective income tax rate and cash flows could be affected in the period of discovery or resolution. The Company also reviews the estimates and assumptions used in evaluating the probability of realizing the future benefits of the Company’s deferred tax assets and records a valuation allowance when the Company believes that a portion or all the deferred tax assets may not be realized. If the Company is unable to realize the expected future benefits of its deferred tax assets, the Company is required to provide a valuation allowance. The Company uses its history and experience, overall profitability, future management plans, tax planning strategies, and current economic information to evaluate the amount of valuation allowance to record. As of September 30, 2026 and December 31, 2025, the Company had not recorded a valuation allowance for deferred tax assets arising from its operations because the Company believed they met the “more likely than not” criteria as defined by the recognition and measurement provisions of ASC 740.

The Company is also subject to Texas margin tax. The Company realized zero in current Texas margin tax in the accompanying consolidated financial statements for the nine months ended September 30, 2026 and 2025. The Company has recognized a net deferred Texas margin tax liability of $9.7 million and $9.7 million as of September 30, 2026 and December 31, 2025, respectively, in the accompanying condensed consolidated balance sheets.

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

The following table reconciles the Company’s earnings (losses) from operations and earnings (losses) attributable to common stockholders to the basic and diluted earnings used to determine the Company’s earnings (losses) per share amounts for the three and nine months ended September 30, 2026 and 2025 under the two-class method (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net (loss) income as reported	$(55,678)	$(18,335)	$(100,851)	$44,176
Participating basic earnings (a)	—	(531)	—	(4,129)
Basic (loss) earnings attributable to common stockholders	(55,678)	(18,866)	(100,851)	40,047
Reallocation of participating earnings	—	—	—	14
Diluted net (loss) income attributable to common stockholders	$(55,678)	$(18,866)	$(100,851)	$40,061

Basic weighted average shares outstanding	125,330	124,807	125,290	124,807
Dilutive warrants and unvested stock options	—	—	—	—
Dilutive unvested restricted stock	—	—	—	780
Diluted weighted average shares outstanding	125,330	124,807	125,290	125,587

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

NOTE 15. Stockholders’ Equity

Issuance of Common Stock. During the nine months ended September 30, 2026 and 2025, the Company issued 1,028,000 and zero shares, respectively, of restricted stock to certain employees of the Company, 94,700 and 64,792 shares, respectively, of restricted stock to outside directors of the Company and zero and 60 shares of HighPeak Energy common stock, respectively, as a result of warrants being exercised. All of the Company’s remaining outstanding warrants expired on August 21, 2025. Pursuant to a sales agreement with its agents entered into on May 6, 2026, the Company may sell shares of its common stock at the market price from time to time up to a maximum aggregate of $150 million. The Company has not issued any shares of its common stock under an at the market offering thus far.

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

Outstanding securities. As of September 30, 2026 and December 31, 2025, the Company had 126,452,804 and 125,330,104 shares of common stock outstanding, respectively.

NOTE 16. Subsequent Events

Crude oil derivative financial instruments. Subsequent to September 30, 2026, the Company entered into the following additional crude oil derivative financial instruments:

Settlement Month	Settlement Year	Type of Contract	Bbls Per Day	Index	Swap Price per Bbl
Crude Oil:
Apr – Jun	2028	Swap	1,000	WTI Cushing	$75.94

Investment and Comprehensive Refinancing. On October 6, 2026 (the “Signing Date”), the Company announced its entry into agreements providing for a comprehensive refinancing through a $450.0 million preferred equity investment and a new senior secured credit facility with an initial borrowing base of $800.0 million. On the Signing Date, the Company entered into (x) a Securities Purchase Agreement, with PT Danantara Energy International, a subsidiary of PT Danantara Investment Management (“DIM”) pursuant to which they have agreed to purchase from the Company 250,000 shares of a newly created series of convertible preferred stock, designated as Series A 6.0% Perpetual Convertible Preferred Stock (the “Series A Preferred Stock”) and (y) a Securities Purchase Agreement with PT Tunas Harapan Perkasa, a subsidiary of PT Energi Mega Persada Tbk (IDX: ENRG) (“EMP”), pursuant to which they have agreed to purchase from the Company 200,000 shares of Series A Preferred Stock (each, a “Securities Purchase Agreement” and collectively, the “Securities Purchase Agreements,” and the transactions contemplated thereby, the “Investment”). The closing of the Investment remains subject to customary conditions.

Cumulative cash dividends on the Series A Preferred Stock will be payable quarterly in arrears, on March 31, June 30, September 30 and December 31 of each year, expected to commence on December 31, 2026, when, as and if declared by the Company's Board of Directors. Dividends will be paid at a rate (i) from the closing to, but excluding, the second anniversary of the closing, 6.0% per annum if paid in cash or 7.5% per annum if paid in kind, (ii) from the second anniversary to, but excluding, the fifth anniversary of the closing, 7.5% per annum if paid in cash or 9.0% per annum if paid in kind, and (iii) from and after the fifth anniversary of the closing, 10.0% per annum. Each share of Series A Preferred Stock has a liquidation preference of $1,000 per share, plus accumulated but unpaid dividends (collectively, the “Liquidation Preference”), and is convertible, at the holder's option at any time into shares of the Company’s common stock, par value $0.0001 per share (the “Common Stock”), at the rate per share determined by dividing (i) the Liquidation Preference per share by (ii) the conversion price in effect as of the date thereof (initially $9.50 per share, but subject to customary adjustments (the “Conversion Price”)). The Series A Preferred Stock is subject to mandatory redemption at the option of the holder(s) thereof at any time after the date that is five years and six months after the initial issuance of Series A Preferred Stock by the Company, and earlier upon certain events (including a change of control of the Company). The Series A Preferred Stock may be redeemed by the Company on or after the third anniversary of the closing upon 20 business days’ notice at a cash redemption price equal to an amount that when taken together with any cash dividends would result in a 10.0% IRR (as calculated using the Microsoft Excel XIRR function). The Series A Preferred Stock will be convertible at the option of the Company after the third anniversary of the closing if the closing price of the Common Stock exceeds 150% of the Conversion Price for thirty out of forty consecutive market trading days.

Pursuant to the certificate of designation establishing the Series A Preferred Stock (the “Certificate of Designation”), the holders of the Series A Preferred Stock, voting separately as a class, will be entitled to appoint and elect up to two directors in the aggregate to the Company’s Board of Directors (the “Series A Directors”), subject to certain qualification criteria. For so long as DIM or EMP, as applicable (or certain of its affiliates or permitted transferees), holds Series A Preferred Stock and satisfies a minimum beneficial ownership threshold, the Series A Preferred Stock held by such holder will be entitled to appoint and elect one Series A Director. If either DIM or EMP no longer satisfies the minimum beneficial ownership threshold, but the other satisfies a higher, combined beneficial ownership threshold, such holder will be entitled to appoint and elect a second Series A Director in lieu of the other’s Series A Director. In connection with the closing, the size of the Company’s Board of Directors will be increased by two directors and the initial Series A Directors designated by DIM and EMP, respectively, will be appointed to the Board of Directors.

Each Securities Purchase Agreement contains certain representations, warranties, covenants and agreements, which include (without limitation), (i) the right by DIM or EMP, as applicable, to nominate one individual (or, in certain circumstances, two individuals) for election to the Company’s Board of Directors, subject to certain beneficial ownership thresholds, which right applies only if, and only at such times as, DIM or EMP, as applicable (together with its affiliates and certain permitted transferees), does not have the right to appoint and elect a Series A Director pursuant to the Certificate of Designation (for example, following the conversion of all of its Series A Preferred Stock into Common Stock), and in no event will the aggregate number of Series A Directors and directors nominated pursuant to the Securities Purchase Agreements exceed two, (ii) restrictions on the transfer of the Series A Preferred Stock for a period of two years following the closing (subject to certain exceptions), and (iii) a standstill agreement from the period beginning at the closing and ending on the second anniversary of the closing.

Additionally, in connection with the closing, the Company will also enter into a registration rights agreement providing for certain demand and piggyback registration rights related to the resale of the shares of Common Stock issuable upon conversion of the Series A Preferred Stock.

In connection with the Company’s entry into the Securities Purchase Agreements, the Company has also entered into a debt commitment letter for a senior secured credit facility in an aggregate amount of up to $1.5 billion with an initial borrowing base of $800.0 million, consisting of a revolving credit facility with an initial elected commitment amount of $750.0 million and a $50.0 million term loan facility with Citibank and Fifth Third in connection with the refinancing of the Company’s Term Loan Credit Agreement, which is expected to be completed in connection with the closing of the Investment. The revolving credit facility is expected to mature on the fourth anniversary of the closing of the Investment, and the term loan facility is expected to mature on the first anniversary of the closing of the Investment.

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

Overview

HighPeak Energy, Inc., a Delaware corporation formed in October 2019, is an independent crude oil and natural gas exploration and production company that explores for, develops and produces crude oil, NGL and natural gas in the Permian Basin in West Texas, more specifically, the Midland Basin. The Company’s assets are located primarily in Howard and Borden Counties, Texas, and to a lesser extent Scurry and Mitchell Counties, which lie within the northeastern part of the crude oil-rich Midland Basin. As of September 30, 2026, the assets consisted of two highly contiguous leasehold positions of approximately 148,899 gross (131,640 net) acres, approximately 80% of which were held by production, with an average working interest of 88%. Our acreage is composed of two core areas, Flat Top primarily in the northern portion of Howard County extending into southern Borden County, southwest Scurry County and northwest Mitchell County and Signal Peak in the southern portion of Howard County. We operate approximately 98% of the net acreage across the Company’s assets. For the nine months ended September 30, 2026, approximately 83% and 17% of sales volumes from the assets were attributable to liquids (both crude oil and NGL) and natural gas, respectively. As of September 30, 2026, HighPeak Energy was developing its properties using one (1) drilling rig and expects to average one (1) drilling rig and less than one (1) frac crew during the remainder of 2026 under our current development plan, depending on certain market conditions.

Transactions and Recent Developments

Investment and Comprehensive Refinancing. In October 2026, the Company announced its entry into agreements providing for a comprehensive refinancing through a $450 million preferred equity investment and a new senior secured credit facility with an initial borrowing base of $800 million.

HighPeak Energy has entered into an agreement with PT Danantara Energy International, a subsidiary of PT Danantara Investment Management (“DIM”) and PT Tunas Harapan Perkasa, a subsidiary of PT Energi Mega Persada Tbk (IDX: ENRG) (“EMP”, and together with DIM, the “Investors”), pursuant to which the Investors have agreed to purchase an aggregate of 450,000 shares of a newly created series of convertible preferred stock of the Company, to be designated as Series A 6.0% Perpetual Convertible Preferred Stock (the “Series A Preferred Stock”) for total gross proceeds to the Company of approximately $450 million (the “Investment”).

In connection with the Investment, the Company entered into a debt commitment letter with Citibank, N.A. (“Citibank”) and Fifth Third Bank, National Association (“Fifth Third”) for a new reserve-based credit facility in an aggregate amount of up to $1.5 billion subject to an initial borrowing base of $800 million, consisting of a revolving credit facility with an initial elected commitment amount of $750 million and a $50 million term loan facility (collectively, the “RBL”), which is expected to be completed in connection with the closing of the Investment. Together, the proceeds from the Investment, initial borrowings under the RBL and available cash are expected to enable HighPeak Energy to repay the $1.17 billion outstanding under the Term Loan Credit Agreement in full. The Investment is expected to close during the fourth quarter of 2026 (the “Closing Date”), subject to customary closing conditions. DIM is a sovereign fund of the Republic of Indonesia, and EMP is an Indonesia-based upstream oil and gas company. This transaction provides the Investors with exposure to HighPeak Energy’s high-quality Midland Basin asset base, including its significant acreage position, inventory of high-quality drilling locations and infrastructure system, all situated within one of the world’s most prolific hydrocarbon basins. Under the terms of the Investment, DIM and EMP will, among other things, have certain rights to appoint and elect, or to nominate, directors to HighPeak Energy’s Board of Directors, as described below.

Cumulative cash dividends on the Series A Preferred Stock will be payable quarterly in arrears, on March 31, June 30, September 30 and December 31 of each year, when, as and if declared by the Company's Board of Directors.

The Series A Preferred Stock is subject to mandatory redemption at the option of the holder(s) thereof at any time after the date that is five years and six months after the initial issuance of Series A Preferred Stock by the Company, and earlier upon certain events (including a change of control of the Company).

Each share of Series A Preferred Stock is convertible, at the holder's option at any time at the rate per share determined by dividing (i) the sum of (x) $1,000 per share and (y) the accrued and unpaid dividends since the immediately preceding preferred dividend by (ii) $9.50 (the “Conversion Price”).

The Series A Preferred Stock may be redeemed by the Company on or after the third anniversary of the Closing Date upon 20 business days’ notice at a redemption price equal to an amount that would result in a 10.0% IRR. The Preferred Stock will be mandatorily convertible at the option of the Company after the third anniversary of the Closing Date if the closing price of the Company’s common stock exceeds 150% of the Conversion Price for thirty out of forty consecutive market trading days.

Pursuant to the certificate of designation establishing the Series A Preferred Stock (the “Certificate of Designation”), the holders of the Series A Preferred Stock, voting separately as a class, will be entitled to appoint and elect up to two directors in the aggregate to the Company’s Board of Directors (the “Series A Directors”), subject to certain qualification criteria. For so long as DIM or EMP, as applicable (or certain of its affiliates or permitted transferees), holds Series A Preferred Stock and satisfies a minimum beneficial ownership threshold, the Series A Preferred Stock held by such holder will be entitled to appoint and elect one Series A Director. If either DIM or EMP no longer satisfies the minimum beneficial ownership threshold, but the other satisfies a higher, combined beneficial ownership threshold, such holder will be entitled to appoint and elect a second Series A Director in lieu of the other’s Series A Director. In connection with the closing of the Investment, the size of the Company’s Board of Directors will be increased by two directors and the initial Series A Directors designated by DIM and EMP, respectively, will be appointed to the Board of Directors. In addition, under the terms of the securities purchase agreements with DIM and EMP, each of DIM and EMP will have the right to nominate one individual (or, in certain circumstances, two individuals) for election to the Company’s Board of Directors, subject to certain beneficial ownership thresholds, which right applies only if, and only at such times as, DIM or EMP, as applicable (together with its affiliates and certain permitted transferees), does not have the right to appoint and elect a Series A Director pursuant to the Certificate of Designation (for example, following the conversion of all of its Series A Preferred Stock into the Company’s common stock), and in no event will the aggregate number of Series A Directors and directors nominated pursuant to such securities purchase agreements exceed two.

The proposed new senior secured facility is expected to include an initial borrowing base and elected commitments totaling $800 million. Availability under the RBL will be subject to the final borrowing base, elected commitments, outstanding borrowings, letters of credit, financial covenants and other conditions. There is no guarantee that the Investment and the related financing will be completed on the terms currently contemplated or at all.

Commodity Prices. Prices for crude oil, NGL and natural gas are determined primarily by market conditions. Geopolitical global conflicts, tariffs or other trade barriers and any resulting trade tensions, regional and worldwide economic activity, changes in trade or other government policies or regulations, including with respect to U.S. energy and monetary policies, extreme weather conditions and other substantially variable factors influence market conditions for these products. For example, in the last several months, the conflict in Iran caused the global crude oil market to shift from a supply-demand surplus to a deficit, materially decreasing crude oil and refined products available to the markets, and significantly increasing benchmark crude oil prices. These factors are beyond our control and are difficult to predict. OPEC and its non-OPEC allies, known collectively as OPEC+, continue to meet regularly to evaluate the state of global crude oil supply, demand and inventory levels and can heavily influence volatility in crude oil prices. During the three months ended September 30, 2026 and 2025, weighted average WTI prices averaged $86.13 and $65.00 per Bbl, respectively, and weighted average Henry Hub prices averaged $2.97 and $3.07 per MMBtu, respectively.

Acquisitions. During the nine months ended September 30, 2026, the Company incurred a total of $3.8 million in acquisition costs related to lease extensions and to acquire additional crude oil and natural gas leases covering additional contiguous bolt-on undeveloped acreage to its Flat Top and Signal Peak operating areas.

Outlook

In response to the growing global crude oil supply constraints and the improved commodity pricing environment that began in March of 2026 which we consider temporary, the Company is maintaining flexibility in its capital plan as indicated by its plan to maintain a one (1) drilling rig program for 2026 depending on certain market conditions.  The Company will continue to evaluate drilling and completion activity on an economic basis, with future activity levels assessed monthly. If the Company is not successful in closing the Investment and the RBL and thus is unable to maintain compliance with its financial covenants or obtain further amendments or waivers from its lenders, it may be required to reduce its capital expenditures, which could adversely impact its ability to develop its acreage, maintain its leasehold positions and grow its production.   Despite continuing impacts of the factors listed above and future uncertainty, we are focused on maintaining our ability to sustain strong operational performance and financial stability while maximizing returns, improving leverage metrics, and increasing the value of our Midland Basin assets.

Financial and Operating Performance

The Company's financial and operating performance for the three months ended September 30, 2026 included the highlights described below and comparative discussion of related drivers for the three months ended September 30, 2025:

•

Net loss was $55.7 million ($(0.44) per diluted share) for the three months ended September 30, 2026 compared with $18.3 million ($(0.15) per diluted share) for the three months ended September 30, 2025. The primary components of the $37.3 million decrease in net income include:

•

a $114.4 million increase in the Company’s loss from derivative instruments from a gain of $6.9 million during the three months ended September 30, 2025 to a loss of $107.5 million during the three months ended September 30, 2026 as a result of its crude oil and natural gas commodity contracts entered into and the change in crude oil and natural gas prices thereafter;

•

a $8.7 million increase in the Company’s exploration and abandonment expenses primarily due to increased abandoned leasehold costs and expensing the costs on an unsuccessful exploratory well that was not completed due to results from surrounding wells;

•	a $3.1 million increase in the Company’s production and ad valorem tax expense primarily due to the increase in operating revenues discussed below;

•	a $1.7 million increase in the Company’s crude oil and natural gas production costs primarily as a result of increased expense workover costs; and

•

a $599,000 increase in DD&A expense primarily due to a 9% increase in the DD&A rate from $22.87 to $24.91 per Boe as a result of a decrease in proved reserves at the end of 2025 partially offset by an 8% decrease in daily sales volumes resulting primarily from decreased development activity and natural decline;

partially offset by:

•

a $48.1 million increase in crude oil, NGL and natural gas revenues due to a 33% increase in average realized commodity prices per Boe, excluding the effects of derivatives partially offset by an 8% decrease in daily sales volumes resulting primarily from decreased development activity and natural decline;

•	a $25.4 million decrease in loss from extinguishment of debt that was recognized during the three months ended September 30, 2025 when the Company previously refinanced its Term Loan;

•	A $11.9 million increase in the Company’s income tax benefit primarily due to an increase in loss before income taxes;

•

a $3.3 million decrease in the Company’s general and administrative expenses primarily attributable to legal and severance costs related to the retirement of the Company’s Chief Executive Officer in September 2025 partially offset by higher wages and benefits as well as an increase in professional fees, all primarily as a result of the growth of the Company;

•	a $2.4 million decrease in gathering, processing and transportation expenses related to the Company’s natural gas production as a result of an 11% decrease in natural gas daily sales volumes; and

•	a $666,000 decrease in the Company’s interest expense primarily due to lower rates and lower debt amortization costs.

•

During the three months ended September 30, 2026, average daily sales volumes totaled 44,181 Boepd, compared with 47,839 Boepd during the same period in 2025, a decrease of 8%, primarily due to decreased development activity and natural decline.

•

Weighted average realized crude oil prices per Bbl, excluding the effects of derivatives, increased during the three months ended September 30, 2026 to $86.86, compared with $65.63 for the same period in 2025. Weighted average NGL prices per Bbl increased during the three months ended September 30, 2026 to $22.20, compared with $17.40 for the same period in 2025. Weighted average natural gas prices per Mcf increased to $1.42 during the three months ended September 30, 2026, compared with $1.07 during the same period in 2025.

•	Cash provided by operating activities totaled $109.6 million for the three months ended September 30, 2026, compared with $120.2 million for the three months ended September 30, 2025.

Derivative Financial Instruments

Crude oil derivative financial instrument exposure. As of September 30, 2026 and factoring in derivative instruments entered into subsequent to quarter end, the Company was party to the following open crude oil derivative financial instruments.

Settlement Month	Settlement Year	Type of Contract	Bbls Per Day	Index	Swap Price per Bbl	Costless Collar Floor Price per Bbl	Costless Collar Ceiling Price per Bbl
Crude Oil:
Oct – Dec	2026	Costless Collar	10,800	WTI Cushing	$—	$61.67	$68.52
Oct – Dec	2026	Swap	9,000	WTI Cushing	$74.01	$—	$—
Oct – Dec	2026	Roll Swap	25,000	NYMEX WTI Roll	$4.23	$—	$—
Oct – Dec	2026	Basis Swap	23,000	Argus WTI Midland	$1.37	$—	$—
Jan – Mar	2027	Costless Collar	8,900	WTI Cushing	$—	$59.78	$65.24
Jan – Mar	2027	Swap	5,900	WTI Cushing	$65.61	$—	$—
Jan – Mar	2027	Basis Swap	16,000	Argus WTI Midland	$1.11	$—	$—
Apr – Jun	2027	Costless Collar	4,000	WTI Cushing	$—	$52.00	$62.85
Apr – Jun	2027	Swap	9,470	WTI Cushing	$64.64	$—	$—
Apr – Jun	2027	Basis Swap	16,000	Argus WTI Midland	$1.11	$—	$—
Jul – Sep	2027	Swap	11,950	WTI Cushing	$64.98	$—	$—
Jul – Sep	2027	Basis Swap	16,000	Argus WTI Midland	$1.11	$—	$—
Oct – Dec	2027	Swap	11,200	WTI Cushing	$71.86	$—	$—
Oct – Dec	2027	Basis Swap	16,000	Argus WTI Midland	$1.11	$—	$—
Jan – Mar	2028	Swap	10,000	WTI Cushing	$70.66	$—	$—
Apr – Jun	2028	Swap	1,000	WTI Cushing	$75.94	$—	$—

Natural gas derivative financial instrument exposure. As of September 30, 2026, the Company was party to the following open natural gas derivative financial instruments.

Settlement Month	Settlement Year	Type of Contract	MMBtu Per Day	Index	Price per MMBtu
Natural Gas:
Oct – Dec	2026	Swap	35,000	HH	$4.131
Oct – Dec	2026	Basis Swap	25,000	WAHA	$(1.455)
Jan – Mar	2027	Swap	31,000	HH	$3.801
Jan – Mar	2027	Basis Swap	30,000	WAHA	$(1.456)
Apr – Jun	2027	Swap	30,000	HH	$3.336
Apr – Jun	2027	Basis Swap	30,000	WAHA	$(1.456)
Jul – Sep	2027	Swap	30,000	HH	$3.336
Jul – Sep	2027	Basis Swap	30,000	WAHA	$(1.456)
Oct – Dec	2027	Swap	25,000	HH	$3.413
Oct – Dec	2027	Basis Swap	30,000	WAHA	$(1.456)
Jan – Mar	2028	Swap	25,000	HH	$3.413

The estimated fair value of the outstanding open derivative financial instruments as of September 30, 2026 was a net liability of $84.6 million which is included in current and noncurrent assets and current and noncurrent liabilities on the Company’s condensed consolidated balance sheet as of September 30, 2026. During the nine months ended September 30, 2026, the Company recognized a net derivative loss of $211.1 million, including a $117.6 million mark-to-market loss and $93.5 million in net monthly settlement payments.

Operations and Drilling Highlights

Average daily crude oil, NGL and natural gas sales volumes are as follows:

Nine Months Ended September 30, 2026
Crude Oil (Bbls)	29,755
NGL (Bbls)	7,807
Natural Gas (Mcf)	44,786
Total (Boe)	45,027

The Company’s liquids production was 83% of total production on a Boe basis for the nine months ended September 30, 2026.

Costs incurred are as follows (in thousands):

Nine Months Ended September 30, 2026
Unproved property acquisition costs	$3,801
Proved acquisition costs	—
Total acquisitions	3,801
Development costs	164,156
Exploration costs	92,889
Total finding and development costs	260,846
Asset retirement obligations	736
Total costs incurred	$261,582

The following table sets forth the total number of horizontal producing wells drilled and completed during the nine months ended September 30, 2026:

	Drilled		Completed
	Gross	Net	Gross	Net
Flat Top area	21	16.3	22	21.4
Signal Peak area	9	9.0	11	11.0
Total	30	25.3	33	32.4

As of September 30, 2026, HighPeak Energy was developing its properties utilizing one (1) drilling rig. The continued conflict in Iran, commodity-specific tariffs and the possibility of trade wars, the ongoing war between Russia and Ukraine and other conflicts in the Middle East and the production cuts and reversals thereof announced by OPEC+ are continuing to evolve and in ways that are difficult or impossible to anticipate. Given the dynamic nature of this situation, the Company is maintaining flexibility with its capital plan and will continue to evaluate drilling and completion activity on an economic basis, with future activity levels assessed regularly.

During the nine months ended September 30, 2026, the Company successfully completed and placed on production thirty-three (33) gross (32.4 net) horizontal wells. As of September 30, 2026, the Company had sixteen (16) gross (11.4 net) horizontal wells that had been drilled and were in various stages of completion including four (4) gross horizontal wells that are operated by other operators. In addition, as of September 30, 2026, the Company was in the process of drilling two (2) gross (1.9 net) horizontal wells.

Results of Operations

Three and Nine Months Ended September 30, 2026

Crude Oil, NGL and natural gas revenues.

Average daily sales volumes are as follows:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2026	2025	% Change	2026	2025	% Change
Crude Oil (Bbls)	29,502	31,594	(7)%	29,755	34,552	(14)%
NGL (Bbls)	7,586	8,279	(8)%	7,807	7,824	0%
Natural Gas (Mcf)	42,554	47,795	(11)%	44,786	44,862	0%
Total (Boe)	44,181	47,839	(8)%	45,027	49,853	(10)%

The decrease in average daily Boe sales volumes for the three and nine months ended September 30, 2026, compared with the same periods in 2025 was primarily due to reduced development activity and natural decline.

The crude oil, NGL and natural gas prices that the Company reports are based on the market prices received for each commodity. The weighted average realized prices, excluding the effects of derivatives, are as follows:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2026	2025	% Change	2026	2025	% Change
Crude Oil per Bbl	$86.86	$65.63	32%	$85.59	$67.20	27%
NGL per Bbl	$22.20	$17.40	28%	$21.34	$20.55	4%
Natural Gas per Mcf	$1.42	$1.07	33%	$0.36	$1.61	(78)%
Total per Boe	$63.18	$47.43	33%	$60.62	$51.25	18%

Revenue Variance Analysis.

The following table illustrates the variance in revenues attributable to prices versus volumes (in thousands except prices and percentages):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2026	2025	% Change	2026	2025	% Change
Total operating revenues	$256,820	$208,737	23%	$745,124	$697,520	7%
Average daily sales volumes (Boe)	44,181	47,839	(8)%	45,027	49,853	(10)%
Realized price per Boe	$63.18	$47.43	33%	$60.62	$51.25	18%

Revenue change from prior period due to prices	$69,319		33%	$127,524		18%
Revenue change from prior period due to volumes	(21,262)		(10)%	(79,867)		(11)%
Rounding	26		0%	(53)		0%
Total change from prior period revenues	$48,083			$47,604

As detailed above, the increase in total operating revenues for the three months ended September 30, 2026 compared to the same period in 2025 is the result of a 33% increase in average realized price per Boe partially offset by an 8% decrease in average daily sales volumes primarily as a result of reduced development activity and natural decline. Also detailed above, the increase in total operating revenues for the nine months ended September 30, 2026 compared to the same period in 2025 is the result of an 18% increase in average realized price per Boe partially offset by a 10% decrease in average daily sales volumes primarily as a result of reduced development activity and natural decline.

Crude Oil and natural gas production costs.

Crude oil and natural gas production costs in total and per Boe are as follows (in thousands, except percentages and per Boe amounts):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2026	2025	% Change	2026	2025	% Change
Crude oil and natural gas production costs	$35,020	$33,312	5%	$97,185	$102,600	(5)%
Crude oil and natural gas production costs per Boe (excluding expense workovers)	$6.70	$6.57	2%	$6.55	$6.58	(0)%
Workover expense	$1.91	$1.00	91%	$1.35	$0.96	41%

The increase in crude oil and natural gas production costs for the three months ended September 30, 2026 compared to the same period in 2025 can be attributed primarily to increased expense workover costs partially offset by lower communication expenses related to a field-wide change implemented, lower utility, power and fuel costs due to decreased generator usage and reduced power consumption and lower chemical and treating costs with the lower production volumes to be treated. The decrease in crude oil and natural gas production costs for the nine months ended September 30, 2026 compared to the same period in 2025 can be attributed primarily to increased expense workover costs partially offset by lower communication expenses related to a field-wide change implemented, decreased chemical and treating costs and lower utility, power and fuel costs due to decreased generator usage and reduced power consumption.

Gathering, processing and transportation expenses.

Gathering, processing and transportation expenses are as follows (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2026	2025	% Change	2026	2025	% Change
Gathering, processing and transportation expenses	$17,460	$19,875	(12)%	$52,427	$50,810	3%

Gathering, processing and transportation expenses per Boe are as follows:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2026	2025	% Change	2026	2025	% Change
Gathering, processing and transportation expenses	$4.30	$4.52	(5)%	$4.27	$3.73	14%

Gathering, processing and transportation expenses for the three months ended September 30, 2026 decreased compared to the same period in 2025 primarily due to a decrease in natural gas daily sales volumes due to decreased drilling and completion activity and natural decline. Gathering, processing and transportation expenses for the nine months ended September 30, 2026 increased compared to the same period in 2025. This is primarily related to connecting more natural gas to processing facilities that were not previously connected, thereby enhancing the Company’s ability to maximize returns from its wells by increasing sales volumes. The slightly higher increase in the per Boe amounts can be attributed to the increase in NGL and natural gas as a total component of our product mix when calculating Boe.

Production and ad valorem taxes.

Production and ad valorem taxes are as follows (in thousands, except percentages):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2026	2025	% Change	2026	2025	% Change
Production and ad valorem taxes	$13,153	$10,016	31%	$38,307	$37,559	2%

In general, production taxes and ad valorem taxes are directly related to commodity sales volumes and price changes; however, Texas ad valorem taxes are based upon an asset valuation assessed by the state as of January 1 of that particular year based on prior year commodity prices, whereas production taxes are based upon current year sales revenues at current commodity prices. Overall, the increase in production and ad valorem taxes during the three and nine months ended September 30, 2026 compared to the same periods in 2025 can be attributed primarily to the aforementioned 23% and 7% increases in operating revenues, respectively.

Production and ad valorem taxes per Boe are as follows:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2026	2025	% Change	2026	2025	% Change
Production taxes per Boe	$2.94	$2.23	32%	$2.83	$2.43	16%
Ad valorem taxes per Boe	$0.30	$0.05	500%	$0.29	$0.33	(12)%

The increase in production taxes per Boe for the three and nine months ended September 30, 2026, compared with the same periods in 2025 can be attributed primarily to the increased commodity prices and the lower sales volumes thus far in 2026. The change in ad valorem taxes per Boe for the three and nine months ended September 30, 2026, compared with the same periods in 2025, was primarily due to an adjustment to expected ad valorem taxes in 2025 that was adjusted in the third quarter of 2025.

Exploration and abandonments expense.

Exploration and abandonment expense details are as follows (in thousands, except percentages):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2026	2025	% Change	2026	2025	% Change
Abandoned leasehold costs	$6,108	$532	1,048%	$9,847	$798	1,134%
Unsuccessful exploratory well costs	4,595	—	100%	5,161	—	100%
Geologic and geophysical personnel costs	243	264	(8)%	773	777	(1)%
Plugging and abandonment expenses	12	1,482	(99)%	361	2,076	(83)%
Geologic and geophysical data costs	—	—	n/m	2	—	100%
Exploration and abandonments expense	$10,958	$2,278	381%	$16,144	$3,651	342%

Exploration and abandonment costs increased during the three and nine months ended September 30, 2026 primarily due to increased abandoned leasehold costs related primarily to outlying leases that the Company was not successful extending at attractive prices and unsuccessful well costs related to initial costs on one well that the Company elected not to complete due to offset results in the area and on a well that the Company elected not to drill partially offset by lower plugging and abandonment expenses.

DD&A expense.

DD&A expense and DD&A expense per Boe are as follows (in thousands, except percentages and per Boe amounts):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2026	2025	% Change	2026	2025	% Change
DD&A expense	$101,235	$100,636	1%	$327,678	$311,187	5%
DD&A expense per Boe	$24.91	$22.87	9%	$26.66	$22.86	17%

The increase in DD&A during the three and nine months ended September 30, 2026 is primarily due to an increase in the DD&A rate primarily attributable to decreased proved reserves partially offset by decreased sales volumes.

General and administrative expense.

General and administrative expense and general and administrative expense per Boe as well as stock-based compensation expense are as follows (in thousands, except percentages and per Boe amounts):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2026	2025	% Change	2026	2025	% Change
General and administrative expense	$6,058	$9,329	(35)%	$18,807	$21,345	(12)%
General and administrative expense per Boe	$1.49	$2.12	(30)%	$1.53	$1.57	(3)%
Stock-based compensation expense	$875	$177	394%	$2,608	$442	490%

The decrease in general and administrative expense in total for the three and nine months ended September 30, 2026 compared to the same periods in 2025 is primarily a result of legal and severance costs related to the retirement of the Company’s former chief executive officer in September 2025. The increase in stock-based compensation expense for the three and nine months ended September 30, 2026 compared to the same periods in 2025 is the result of restricted stock issued to certain employees of the Company in January 2026.

Other expense.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2026	2025	% Change	2026	2025	% Change
Financial advisor fee	$—	$—	0%	$3,000	$—	100%
Debt refinancing costs	—	29	(100)%	—	2,518	(100)%
Other	37	193	(81)%	87	193	(55)%
	$37	$222	(83)%	$3,087	$2,711	14%

During the nine months ended September 30, 2026, the Company expensed the financial advisory fee paid to Texas Capital Securities related to its strategic alternatives process upon the expiration and termination of the related engagement agreement. During the nine months ended September 30, 2025, the Company incurred approximately $2.5 million in rating agency fees, legal and accounting professional fees and other costs related to a proposed refinancing of its existing debt obligations. The Company ultimately elected to not close that specific refinancing transaction. Accordingly, these costs were expensed as incurred.

Interest expense.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2026	2025	% Change	2026	2025	% Change
Term Loan Credit Agreement	$34,905	$34,722	1%	$103,298	$98,780	5%
Senior Credit Facility Agreement	199	469	(58)%	584	841	(31)%
Amortization of debt issuance costs	1,380	1,124	23%	3,618	5,215	(31)%
Amortization of discount	—	835	(100)%	—	5,714	(100)%
	$36,484	$37,150	(2)%	$107,500	$110,550	(3)%

The decrease in interest expense can be attributed to a decrease in amortization of discounts and debt issuance costs related to the refinancing of the Company’s debt in August 2025 partially offset by an increased outstanding debt balance in 2026 compared to 2025.

Loss on derivative instruments, net.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2026	2025	% Change	2026	2025	% Change
Noncash gain (loss) on derivative instruments, net	$(86,199)	$3,266	(2,739)%	$(117,599)	$17,444	(774)%
Cash (payments) receipts on settlement derivatives, net	(21,326)	3,647	(685)%	(93,527)	7,988	(1,271)%
Gain (loss) on derivative instruments, net	$(107,525)	$6,913	(1,655)%	$(211,126)	$25,432	(930)%

The Company primarily utilizes commodity swap contracts, costless collars, roll swaps and basis swaps. The Company’s Term Loan Credit Agreement and Senior Credit Facility Agreement require the Company to hedge certain quantities of its projected crude oil production. The Company may also, from time to time, utilize interest rate contracts to reduce the effect of interest rate volatility on the Company’s indebtedness. The above mark-to-market gains and losses and cash settlements relate to crude oil derivative swap contracts, costless collars, roll swaps and basis swaps and natural gas derivative swap contracts and basis swaps.

Loss on extinguishment of debt.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2026	2025	% Change	2026	2025	% Change
Unamortized discount	$—	$11,482	(100)%	$—	$11,482	(100)%
Unamortized debt issuance costs	—	9,205	(100)%	—	9,205	(100)%
Premium paid to existing lenders	—	4,750	(100)%	—	4,750	(100)%
	$—	$25,437	(100)%	$—	$25,437	(100)%

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

Provision for income taxes.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2026	2025	% Change	2026	2025	% Change
Provision for income taxes	$(15,424)	$(3,567)	332%	$(26,627)	$14,035	(290)%
Effective income tax rate	21.7%	16.3%	33%	20.9%	24.1%	(13)%

The change in provision for income taxes during the three and nine months ended September 30, 2026, compared with the same periods in 2025, was primarily due to the change in (loss) income before income taxes mainly due to the significant increase in derivative gains and losses. The effective income tax rate differs from the statutory rate primarily due to Texas state margin taxes and other permanent differences between GAAP income and taxable income. See Note 13 of Notes to Condensed Consolidated Financial Statements included in “Item 1. Condensed Consolidated Financial Statements (Unaudited)” for additional information.

Liquidity and Capital Resources

Liquidity. The Company’s primary sources of short-term liquidity are (i) cash and cash equivalents, (ii) net cash provided by operating activities, (iii) unused borrowing capacity under the Senior Credit Facility Agreement (and, upon closing of the Investment and RBL), (iv) on an opportunistic basis, other issuances of debt or equity securities and (v) sales of nonstrategic assets.

The Company’s short-term and long-term liquidity requirements consist primarily of (i) capital expenditures, (ii) acquisitions of crude oil and natural gas properties, (iii) payments of other contractual obligations, (iv) working capital obligations, and (v) interest payments on and amortizations of its indebtedness. Funding for these cash needs may be provided by any combination of the Company’s sources of liquidity. Subject to the completion of the Investment and RBL, the Company expects its sources of funding will be adequate to fund its remaining 2026 planned capital expenditures and other short-term liquidity requirements, and to provide adequate liquidity to fund other needs. However, these expectations may be subject to significant uncertainty due to changes in crude oil, NGL and natural gas pricing, the risk that the Investment and RBL are not completed on the terms currently contemplated or at all, and potential covenant compliance issues under its debt instruments described below and no assurance can be given that such funding sources will be adequate to meet the Company’s future needs.

Investment and Comprehensive Refinancing. In October 2026, the Company announced its entry into agreements providing for a comprehensive refinancing through the Investment and a new senior secured credit facility with an initial borrowing base of $800 million. For a description of the Investment, see “—Transactions and Recent Developments—Investment and Comprehensive Refinancing” above.

In connection with the Investment, the Company entered into a debt commitment letter with Citibank and Fifth Third for a new senior secured reserve-based credit facility in an aggregate amount of up to $1.5 billion subject to an initial borrowing base of $800 million, consisting of a revolving credit facility with an initial elected commitment amount of $750 million and a $50 million term loan facility (collectively, the “RBL”), which is expected to be completed in connection with the closing of the Investment. The revolving credit facility is expected to mature on the fourth anniversary of the Closing Date, and the term loan facility is expected to mature on the first anniversary of the Closing Date. Together, the proceeds from the Investment, initial borrowings under the RBL and available cash are expected to enable HighPeak Energy to repay the $1.17 billion outstanding under the Term Loan Credit Agreement in full. The Investment is expected to close during the fourth quarter of 2026, subject to customary closing conditions.

The proposed new senior secured facility is expected to include an initial borrowing base and elected commitments totaling $800 million. Availability under the RBL will be subject to the final borrowing base, elected commitments, outstanding borrowings, letters of credit, financial covenants and other conditions. There is no guarantee that the Investment and the related financing will be completed on the terms currently contemplated or at all.

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

2026 capital expenditures. The Company’s capital expenditures for 2026 are now expected to be in the range of approximately $310 to $320 million for operated and non-operated drilling, completion, facilities and equipping crude oil wells, field infrastructure buildout and other costs, excluding acquisitions. These 2026 capital expenditures exclude acquisitions, asset retirement obligations, geological and geophysical expenses and general and administrative expenses. HighPeak Energy expects to fund its forecasted capital expenditures with cash on its consolidated balance sheet, cash generated by operations and borrowing capacity available under its Senior Credit Facility Agreement, if needed. The Company’s capital expenditures for the year ended December 31, 2025 were $511.8 million, including the completion and/or continuation of certain one-time infrastructure projects but excluding acquisitions.

However, there are many factors and consequences beyond the Company’s control impacting our capital expenditures, such as political and regulatory uncertainties, economic downturn or potential recession, geo-political risks and additional actions by businesses, OPEC or OPEC+, and governments in response to pandemics, that may have an impact on the Company’s future results and drilling plans. For additional information on the risks, see “Part II, Item 1A. Risk Factors” of this Quarterly Report. The Company is maintaining flexibility in its capital plan and will continue to evaluate drilling and completion activity on an economic basis, with future activity levels assessed monthly.

Capital resources. Cash flows from operating, investing and financing activities are summarized below (in thousands).

	Nine Months Ended September 30,
	2026	2025	Change	% Change
Net cash provided by operating activities	$290,136	$418,504	$(128,368)	(31)%
Net cash used in investing activities	$(298,645)	$(426,804)	$128,159	(30)%
Net cash (used in) provided by financing activities	$(36,149)	$86,564	$(122,713)	(142)%

Operating activities. The decrease in net cash flow provided by operating activities for the nine months ended September 30, 2026, compared with the same period in 2025, was primarily related to a decrease in discretionary cash flow as a result of a decrease in derivative settlements of approximately $101.5 million associated with higher overall commodity prices and an increased amount of derivative transactions entered into by the Company in accordance with its Term Loan Credit Agreement and Senior Credit Facility Agreement coupled with an overall increase in accounts receivable changes of $84.8 million related to increased commodity prices.

Investing activities. The decrease in net cash used in investing activities for the nine months ended September 30, 2026, compared with 2025, was primarily due to decreases in additions to crude oil and natural gas properties.

Financing activities. The Company's significant financing activities are as follows:

•

Nine months ended September 30, 2026: The Company made a mandatory payment on its Term Loan of $30.0 million and paid debt issuance costs of $6.1 million primarily related to the Second Term Loan Amendment and the Third Facility Amendment.

•	Nine months ended September 30, 2025: The Company increased borrowings under the Term Loan Credit Agreement on August 1, 2025 upon closing the First Term Loan Amendment by $180.0 million, partially offset by mandatory amortization payments totaling $60.0 million prior to that, borrowed and repaid $30.0 million under the Senior Credit Facility Agreement, paid dividends and dividend equivalents of $15.5 million and $1.6 million, respectively, paid debt issuance costs of $7.7 million primarily related to the First Term Loan Amendment and the Second Facility Amendment, paid $4.8 million in premium on extinguishment of debt and netted shares issued on vested equity awards to pay $3.8 million for tax withholding related to the retirement of the Company’s Chief Executive Officer.

Interest Rate Risk.  We are exposed to market risk due to the floating interest rates associated with any outstanding balance on the Term Loan Credit Agreement and the Senior Credit Facility Agreement. As of September 30, 2026, we had a $1.17 billion outstanding balance on the Term Loan Credit Agreement and zero outstanding on the Senior Credit Facility Agreement. Our Term Loan Credit Agreement fixes the interest rate for all of the principal balance of the Term Loan Credit Agreement at the end of each quarter for a period of three months and the Senior Credit Facility Agreement allows us to fix the interest rate for all or a portion of the principal balance for a period of up to six months. To the extent the interest rate is fixed, interest rate changes will affect the Term Loan Credit Agreement’s and Senior Credit Facility Agreement’s fair value but will not impact results of operations or cash flows. Conversely, for the portion of the Term Loan Credit Agreement and Senior Credit Facility Agreement that has a floating interest rate, interest rate changes will not affect the fair value but will impact future results of operations and cash flows. Upon the closing of the Investment and RBL, we expect that borrowings under the RBL will also bear interest at floating rates, and we will therefore continue to be exposed to interest rate risk with respect to any outstanding borrowings under the RBL

Commodity Price Risk.  The prices we receive for our crude oil, NGL and natural gas production directly impact our revenue, profitability, access to capital, and future rate of growth. Crude oil, NGL and natural gas prices are subject to unpredictable fluctuations resulting from a variety of factors, including changes in supply and demand and the macroeconomic environment, and seasonal anomalies, all of which are typically beyond our control. The markets for crude oil, NGL and natural gas have been volatile, especially over the last several years. Commodity prices have improved from historic lows in 2020 resulting from the impacts of the COVID-19 pandemic. Additionally, commodity prices are subject to heightened levels of uncertainty related to geopolitical issues such as the ongoing war between Russia and Ukraine, other conflicts in the Middle East, and U.S. developments in Venezuela. The realized prices we receive for our production also depend on numerous factors that are typically beyond our control. Based on our sales volumes during the nine months ended September 30, 2026 and excluding the effects on derivatives, a $1.00 per barrel increase (decrease) in the weighted average crude oil price for the nine months ended September 30, 2026 would have increased (decreased) the Company’s revenues by approximately $11.6 million on an annualized basis and a $0.10 per Mcf increase (decrease) in the weighted average natural gas price for the nine months ended September 30, 2026 would have increased (decreased) the Company’s revenues by approximately $1.6 million on an annualized basis.

We enter into commodity derivative contracts to reduce the risk of fluctuations in commodity prices. The fair value of our commodity derivative contracts is largely determined by estimates of the forward curves of the relevant price indices. As of September 30, 2026, a $1.00 increase (decrease) in the forward curves associated with our crude oil commodity derivative instruments would have decreased (increased) our net derivative positions for these products by approximately $7.5 million. Additionally, as of September 30, 2026, a $0.10 increase (decrease) in the forward curves associated with our natural gas commodity derivative instruments would have decreased (increased) our net derivative positions for these products by approximately $1.6 million.

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

The following table provides a reconciliation of our net income (GAAP) to EBITDAX (non-GAAP) for the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net (loss) income	$(55,678)	$(18,335)	$(100,851)	$44,176
Interest expense	36,484	37,150	107,500	110,550
Interest and other income	(1,190)	(1,165)	(3,171)	(2,336)
Provision for income taxes	(15,424)	(3,567)	(26,627)	14,035
Depletion, depreciation and amortization	101,235	100,636	327,678	311,187
Accretion of discount	307	285	904	785
Exploration and abandonment expense	10,958	2,278	16,144	3,651
Stock based compensation	875	177	2,608	442
Derivative related noncash activity	86,199	(3,266)	117,599	(17,444)
Loss on extinguishment of debt	—	25,437	—	25,437
Other expense	37	222	3,087	2,711
EBITDAX	$163,803	$139,852	$444,871	$493,194

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

There have been no material changes in our critical accounting policies and procedures during the three months ended September 30, 2026. See our disclosure of critical accounting policies in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 8. Financial Statements and Supplementary Data” of our Annual Report.

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

During the period from January 1, 2021 through September 30, 2026, the calendar month average NYMEX WTI crude oil price per Bbl ranged from a low of $52.10 to a high of $114.34, and the last trading day NYMEX natural gas price per MMBtu ranged from a low of $1.58 to a high of $9.35. A $1.00 per barrel increase (decrease) in the weighted average crude oil price for the nine months ended September 30, 2026 would have increased (decreased) the Company’s revenues by approximately $11.6 million on an annualized basis, excluding the effects of derivatives, and a $0.10 per Mcf increase (decrease) in the weighted average natural gas price for the nine months ended September 30, 2026 would have increased (decreased) the Company’s revenues by approximately $1.6 million on an annualized basis, excluding the effects of derivatives.

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

The average forward prices based on September 30, 2026 market quotes were as follows:

	Remainder of 2026	Year Ending December 31, 2027
Average forward NYMEX crude oil price per Bbl	$87.97	$78.99
Average forward NYMEX natural gas price per MMBtu	$3.13	$3.21

The average forward prices based on November 5, 2026 market quotes were as follows:

	Remainder of 2026	Year Ending December 31, 2027
Average forward NYMEX crude oil price per Bbl	$88.62	$79.01
Average forward NYMEX natural gas price per MMBtu	$2.95	$2.90

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

Interest Rate Risk. At September 30, 2026, we had $1.17 billion outstanding under the Term Loan Credit Agreement and had $92.1 million of available borrowing capacity under the Senior Credit Facility Agreement. The Company is subject to interest rate risk on its variable rate debt from our Term Loan Credit Agreement and Senior Credit Facility Agreement. The Company also periodically has fixed rate debt but does not currently utilize derivative instruments to manage the economic effect of changes in interest rates. The impact of a 1% increase in interest rates on our outstanding debt as of September 30, 2026 would have resulted in an annual increase in interest expense of approximately $11.7 million. Upon the closing of the Investment and RBL, the Term Loan Credit Agreement is expected to be repaid in full and replaced in part by borrowings under the RBL, which are expected to bear interest at floating rates. As a result, we expect to remain subject to interest rate risk on any outstanding borrowings under the RBL.

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

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the three months ended September 30, 2026 that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

The Investment and the related refinancing of the existing agreements governing our indebtedness may not be completed on the terms currently contemplated or at all, and failure to complete them could adversely affect our liquidity and financial condition.

On October 6, 2026 (the “Signing Date”), the Company announced its entry into agreements providing for a comprehensive refinancing through a $450 million preferred equity investment and a new senior secured credit facility with an initial borrowing base of $800 million. On the Signing Date, the Company entered into (x) a Securities Purchase Agreement, with PT Danantara Energy International, a subsidiary of PT Danantara Investment Management (“DIM”) pursuant to which they have agreed to purchase from the Company 250,000 shares of a newly created series of convertible preferred stock, designated as Series A 6.0% Perpetual Convertible Preferred Stock (the “Series A Preferred Stock”) and (y) a Securities Purchase Agreement with PT Tunas Harapan Perkasa, a subsidiary of PT Energi Mega Persada Tbk (IDX: ENRG) (“EMP”), pursuant to which they have agreed to purchase from the Company 200,000 shares of Series A Preferred Stock (each, a “Securities Purchase Agreement” and collectively, the “Securities Purchase Agreements”, and the transactions contemplated thereby, the “Investment”).

In connection with the Company’s entry into the Securities Purchase Agreements, the Company has also entered into a debt commitment letter with Citibank, N.A. (“Citibank”) and Fifth Third Bank, National Association (“Fifth Third”) for a new reserve-based credit facility in an aggregate amount of up to $1.5 billion subject to an initial borrowing base of $800 million, consisting of a revolving credit facility with an initial elected commitment amount of $750 million and a $50 million term loan facility (collectively, the “RBL”) in connection with the refinancing of the Company’s existing credit agreements, which is expected to be completed in connection with the closing of the Investment. Together, the proceeds from the Investment, initial borrowings under the RBL and available cash are expected to enable the Company to repay the $1.17 billion outstanding under the Term Loan Credit Agreement in full.

Completion of the Investment is subject to a number of conditions, many of which are outside our control. These include:

● the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and receipt of any other required antitrust approvals;

● the absence of any injunction, order or decree prohibiting the Investment;

● the accuracy of our representations and warranties, subject to applicable materiality standards, including the absence of a material adverse effect since June 30, 2026;

● our performance of our covenants in all material respects;

● the substantially simultaneous closing of the Investment under each Securities Purchase Agreement;

● the satisfaction or waiver of all conditions precedent to the initial borrowings under the RBL and/or under each Securities Purchase Agreement;

● receipt of a waiver from a holder under our existing registration rights agreement; and

● certain additional approvals.

Either party may terminate a Securities Purchase Agreement if the closing has not occurred by December 31, 2026, subject to limited extension for a U.S. government shutdown or by mutual agreement. Either party may also terminate if a governmental entity issues a final, nonappealable order prohibiting the Investment, or if the other party has an uncured breach. Because the Investment and the RBL depend on each other, a failure of either could prevent completion of the other.

We cannot assure you that the conditions will be satisfied or waived, that the Investment and the RBL will close on the anticipated timeline or on the terms currently contemplated, or that they will close at all. If they are not completed, we would not receive the expected proceeds to reduce our outstanding indebtedness. We may then need to seek alternative financing, which may not be available on acceptable terms or at all. In addition, until closing, the Securities Purchase Agreements restrict us from taking certain actions without the Investors’ consent, which could limit our operational and financial flexibility. These include paying dividends, incurring additional indebtedness, issuing equity requiring stockholder approval, and making acquisitions or dispositions above $10 million. We have incurred, and will continue to incur, significant transaction costs whether or not the Investment is completed. Any failure to complete them, or a significant delay, could negatively affect the market price of our common stock and our future business and financial results.

Conversion of our Series A Preferred Stock into common stock could substantially dilute our existing stockholders and could depress the market price of our common stock.

We have agreed to issue 450,000 shares of Series A Preferred Stock in connection with the Investment. Upon completion of the Investment, holders thereof may convert at any time into common stock at an initial conversion price of $9.50 per share, which is subject to customary adjustments. Based on the aggregate liquidation preference of $450 million, full conversion at the initial conversion price would result in the issuance of approximately 47.4 million shares of common stock.

The number of shares issuable on conversion could also increase over time. In addition, after the third anniversary of closing, we may require conversion if our common stock closes above 150% of the conversion price for 30 out of 40 consecutive trading days. Any conversion would dilute the ownership and voting interests of our existing stockholders and could reduce our earnings per share. The holders will also receive demand and piggyback registration rights for the resale of the common stock issuable on conversion. Sales of a substantial number of these shares into the public market, or the perception that such sales may occur, could cause the market price of our common stock to decline and could impair our ability to raise capital through future equity offerings.

The Series A Preferred Stock has rights senior to our common stock and imposes escalating dividend obligations that could limit our financial flexibility.

The Series A Preferred Stock has no maturity date and carries cumulative dividends, payable quarterly in arrears, expected to commence December 31, 2026. Dividends accrue at the following rates:

● through the second anniversary of closing, 6.0% per annum in cash or 7.5% per annum in kind;

● from the second to the fifth anniversary, 7.5% per annum in cash or 9.0% per annum in kind; and

● thereafter, 10.0% per annum.

The $1,000-per-share liquidation preference, plus accumulated and unpaid dividends, ranks ahead of our common stock. Upon any liquidation, dissolution or winding up, holders of our common stock may therefore receive less, or nothing. Our ability to redeem the Series A Preferred Stock is limited. We may redeem only on or after the third anniversary of closing, and only at a cash price that, together with cash dividends paid, would give holders a 10.0% internal rate of return. As the dividend rate rises, the cost of keeping the Series A Preferred Stock outstanding will increase. Paying dividends in cash will reduce the cash available for our development program, debt service and other corporate purposes. Paying in kind will increase the dilution described above.

The Investors, including an affiliate of Indonesia's sovereign wealth fund, may have interests that differ from those of our other stockholders, and their foreign ownership may subject us to additional regulatory scrutiny.

Pursuant to the certificate of designation establishing the Series A Preferred Stock, the holders of the Series A Preferred Stock, voting separately as a class, will be entitled to appoint and elect up to two directors to our Board of Directors, and, subject to certain beneficial ownership thresholds, each of the Investors will be entitled to appoint and elect one such director (or, in certain circumstances, a second such director in lieu of the other Investor’s director). In addition, under the Securities Purchase Agreements, each of the Investors will have the right to nominate one individual (or, in certain circumstances, two individuals) for election to our Board of Directors at such times as it does not have the right to appoint and elect a director under the certificate of designation, subject to certain beneficial ownership thresholds and a maximum of two such directors in the aggregate. Their standstill obligations and transfer restrictions expire on the second anniversary of closing. After that, the Investors may acquire additional securities, sell their shares or take other actions that may not align with the interests of our other stockholders. On an as-converted basis, the Investors would together hold a significant percentage of our common stock. This could give them meaningful influence over matters requiring stockholder approval, could make a change of control more difficult, and could discourage transactions that other stockholders might consider beneficial.

PT Danantara Energy International is controlled by an Indonesian state-owned investment entity. Investments by foreign government-controlled persons in U.S. businesses may be reviewed by the Committee on Foreign Investment in the United States or other governmental authorities. Changes in U.S.–Indonesia relations, sanctions, or foreign investment laws could also affect the Investment, our operations, or perceptions of our company by counterparties and investors.

ITEM 5.     OTHER INFORMATION

During the three months ended September 30, 2026, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

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

10.1

Securities Purchase Agreement, dated as of October 6, 2026, by and between HighPeak Energy, Inc. and PT Danantara Energy International (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-39464) filed with the SEC on October 6, 2026.

10.2

Securities Purchase Agreement, dated as of October 6, 2026, by and between HighPeak Energy, Inc. and PT Tunas Harapan Perkasa (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-39464) filed with the SEC on October 6, 2026.

31.1*	Certification of the Company’s Chief Executive Officer Pursuant to Section 302 of the Sarbanes Oxley Act of 2002 (15 U.S.C. Section 7241).

31.2*	Certification of the Company’s Chief Financial Officer Pursuant to Section 302 of the Sarbanes Oxley Act of 2002 (15 U.S.C. Section 7241).

32.1**	Certification of the Company’s Chief Executive Officer Pursuant to Section 906 of the Sarbanes Oxley Act of 2002 (18 U.S.C. Section 1350).

32.2**	Certification of the Company’s Chief Financial Officer Pursuant to Section 906 of the Sarbanes Oxley Act of 2002 (18 U.S.C. Section 1350).

101.INS**	Inline XBRL Instance Document – The instance document does not appear in the Interactive Data File because its XBRL tabs are embedded within the Inline XBRL document

101.SCH**	Inline XBRL Taxonomy Extension Schema Document

101.CAL**	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.
**	Furnished herewith.

HIGHPEAK ENERGY, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned hereto duly authorized.

HIGHPEAK ENERGY, INC.

November 9, 2026	By:	/s/ Steven Tholen
Steven Tholen
Chief Financial Officer

November 9, 2026	By:	/s/ Keith Forbes
Keith Forbes
Vice President and Chief Accounting Officer